Form 10-Q
period 1995-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 1995-05-15
CIK 319655

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                     Form 10-Q



                    Quarterly Report Pursuant To Section 13 or 15(d)
                         of the Securities Exchange Act of 1934



                      For the Quarterly Period Ended March 31, 1995


                               Commission File No. 1-8032



                              SAN JUAN BASIN ROYALTY TRUST


         Texas                                          I.R.S. No. 75-6279898


                       Bank One, Texas, N.A., Trust Department
                                    P. O. Box 2604
                               Fort Worth, Texas 76113

                           Telephone Number 817/884-4630



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---
Number of units of beneficial interest outstanding at May 15, 1995: 46,608,796


                                Page 1 of 15

SAN JUAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 1995, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1995 and 1994 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche L.L.P., independent certified public accountants, has made a review of the condensed financial statements as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 included herein.

                                      -2-





INDEPENDENT ACCOUNTANTS' REPORT


Bank One, Texas, N.A. as Trustee for the
   San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of March 31, 1995 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 1.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1994, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 20, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1994 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


/s/ Deloitte & Touche LLP
- - - -----------------------------
DELOITTE & TOUCHE LLP

May 2, 1995

                                      -3-

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                     MARCH 31,          DECEMBER 31,
ASSETS                                                                                 1995                 1994
                                                                                   ------------         ------------
                                                                                    (UNAUDITED)
Cash and short-term investments                                                   $  1,480,728         $    589,365
Net overriding royalty interest in producing
    oil and gas properties (net of accumulated
    amortization of $59,396,857 and $58,333,488
    at March 31, 1995 and December 31, 1994,
    respectively)                                                                   73,878,671           74,942,040
                                                                                   -----------           ----------

                                                                                  $ 75,359,399         $ 75,531,405
                                                                                   ===========           ==========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                              $  1,480,728         $    589,365
Commitments and contingencies (Note 3)
Trust corpus - 46,608,796 Units of beneficial
  interest authorized and outstanding                                               73,878,671           74,942,040
                                                                                   -----------           ----------

                                                                                  $ 75,359,399         $ 75,531,405
                                                                                   ===========           ==========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           ------------------
                                                                                       1995                 1994
                                                                                       ----                 ----
Royalty income                                                                    $   4,476,479        $   7,232,294
Interest income                                                                           7,785                8,130
                                                                                     ----------           ----------

Total                                                                                 4,484,264            7,240,424

General and administrative expenditures                                                 261,756              179,046
                                                                                     ----------           ----------

Distributable income                                                              $   4,222,508        $   7,061,378
                                                                                     ==========           ==========


Distributable income per Unit (46,608,796 Units)                                  $     .090595        $     .151503
                                                                                     ==========           ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                                      -4-

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    --------------------------------
                                                                                       1995                 1994
                                                                                       ----                 ----
Trust corpus, beginning of period                                                  $ 74,942,040        $ 79,898,032
Amortization of net overriding royalty interest                                      (1,063,369)         (1,453,159)
Distributable income                                                                  4,222,508           7,061,378
Distributions declared                                                               (4,222,508)         (7,061,378)
                                                                                    -----------         -----------

Trust corpus, end of period                                                        $ 73,878,671        $ 78,444,873
                                                                                    ===========         ===========

The accompanying notes to condensed financial statements are an integral part of this statement.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED

1.      BASIS OF ACCOUNTING

        The San Juan Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

        * Royalty income recorded for a month is the amount computed and paid by the interest owner, Southland Royalty Company ("Southland"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

        * Trust expenses recorded are based on liabilities paid and cash reserves established from royalty income for liabilities and contingencies.

        * Distributions to Unit holders are recorded when declared by the Trustee.

        * The conveyance which transferred the overriding royalty interest to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits.

        The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus.

2.      FEDERAL INCOME TAXES

        For Federal income tax purposes, the Trust constitutes a fixed investment trust which is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unit holders are considered to own the Trust's income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust rather than when distributed by the Trust.

        The Royalty constitutes an "economic interest" in oil and gas properties for Federal income tax purposes. Unit holders must report their share of the revenues of the Trust as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. The Royalty is treated as a single property for depletion purposes.

        The Trust has on file technical advice memoranda confirming the tax treatment described above.

        The Trust began receiving royalty income from coal seam wells beginning in 1989. Under Section 29 of the Internal Revenue Code, production from coal seam gas wells drilled prior to January 1, 1993, qualifies for the federal income tax credit for producing non-conventional fuels. This tax credit was approximately $1.01 per MMBtu for the year 1994 and is adjusted for inflation annually. The credit currently applies to production through the year 2002. Each Unit holder must determine his pro rata share of such production based upon the number of Units owned during each month of the year and apply the tax credit against his own income tax liability, but such credit may not reduce his regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax.
        Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase his credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

        The classification of the Trust's income for purposes of the passive loss rules may be important to a Unit holder. As a result of the Tax Reform Act of 1986, royalty income will generally be treated as portfolio income and will not reduce passive losses.

3.      COMMITMENTS AND CONTINGENCIES

        On June 4, 1992, the Trustee filed suit against Meridian Oil Inc. ("MOI") and Southland in state district court in Rio Arriba County, New Mexico. MOI and Southland are the operators of certain of the Trust properties. The claims asserted on behalf of the Trust in this lawsuit include breach of contract, violation of the operator's duties and breach of fiduciary duty. The relief sought included compensatory and punitive damages as well as the equitable remedy of removal of Southland and MOI from certain positions including that of marketer of the Trust's gas.

        In response, Southland filed suit on August 7, 1992, against the Trustee in probate court in Tarrant County, Texas. The lawsuit seeks declaratory relief that: (I) the rights and duties of the Trustee be governed in accordance with and by the terms and provisions of the trust instruments which established the Trust as well as the Texas Trust Code, (II) the Trustee cannot object to Southland's reports or audits after 180 days, (III) the interests held by the Trust are not subject to partition, and (IV) the Trust is without standing to remove Southland as operator of the Trust properties. The lawsuit also seeks to remove Bank One, Texas, N.A. as Trustee.

        In a decision filed August 8, 1994, the Supreme Court of New Mexico ruled in the lawsuit filed by the Trustee against MOI and Southland in state district court in Rio Arriba County, New Mexico in June 1992, that venue was not proper in Rio Arriba County and remanded the case for dismissal without prejudice to its refiling. In its ruling, the Supreme Court of New Mexico also ruled that venue was proper in Santa Fe County, New Mexico. The August 8 decision does not relate to the merits of the Trust's claims. The Trustee refiled the lawsuit in Santa Fe County, New Mexico on August 31, 1994. The claims asserted and the relief sought on behalf of the Trust in the suit filed in Santa Fe County include breach of contract, breach of fiduciary duty and breach of the covenant of good faith and fair dealing. The relief sought includes compensatory and punitive damages, an accounting and a permanent injunction relating to the operation of the Trust properties. Trial is currently set in the Santa Fe County lawsuit for October 23, 1995.

        On October 3, 1994, MOI and Southland filed a motion seeking to dismiss the newly filed lawsuit on the grounds of forum non conveniens. MOI and Southland also filed two additional motions seeking the dismissal of the Trust's claims of breach of fiduciary duty and breach of the covenant of good faith and fair dealing. The Trustee has responded to these motions. May 25, 1995 has been set as the date for the Court to hear arguments on the motions for dismissal filed by MOI and Southland. The Trustee has filed a motion to amend the complaint of August 1994 in order to allege that MOI and Southland have failed to account to the Trustee for the volumes and revenues for a large number of wells and to drop claims relating to the amendment by Southland of old pipeline gas purchase contracts which occurred prior to the Burlington Resources Inc. acquisition of Southland.

        In an effort to resolve the claims involved in the above referenced lawsuits, the Trustee, Meridian and Southland have entered into nonbinding mediation. Such efforts are continuing; however, the ultimate outcome of such efforts cannot be determined at this time.

        A resolution of this matter favorable to the Trust could possibly have a material effect on distributable income depending upon the nature and terms of the resolution.


4.      CONTRACTS

        In connection with a settlement agreement entered into effective March 1, 1990 between Southland, Gas Company of New Mexico (a division of Public Service Company of New Mexico) ("Gas Company") and Sunterra Gas Gathering Company (a subsidiary of Public Service Company of New Mexico) ("Sunterra"), Southland entered into five year gas purchase agreements replacing intrastate and interstate gas purchase agreements in effect at that time at prices favorable under market conditions at the time of the settlement. In addition, new gas gathering, transportation and processing agreements were executed in connection with the settlement. While it is impossible to determine the exact value to be derived under these agreements, Southland has advised the Trustee that it considers the terms of the agreements to be favorable and of substantial additional value. Unit holders should refer to
        Note 6 of Notes to Financial Statements in the Trust's 1994 Annual Report for further discussion of these contracts and their impact upon the Trust.

        Southland Royalty has also advised the Trust that Williams Field Service ("Williams") is in the process of purchasing the Kutz and Lybrook processing plants and the gathering systems behind these plants which are all currently owned by Sunterra, Gas Company and Sunterra Gas Processing Company ("SGPC") and that new gathering and processing agreements with Williams have been entered into which contain acceptable rates, terms and conditions. The new agreements will replace the current gathering and processing agreements with Gas Company, Sunterra and SGPC and will be effective on the closing date of the sale of these facilities to Williams.

        The Trust has further been advised by Southland Royalty that MOTI has negotiated an agreement with Gas Company providing transportation on Gas Company's Albuquerque mainline. This agreement will also be effective on the closing date of the sale of Gas Company's gathering and processing facilities to Williams. This transportation agreement will be necessary to deliver volumes of gas behind the Lybrook processing plant to mainline delivery points.

        Southland Royalty has further advised the Trust that on September 13, 1994, MOTI, one of the first purchasers of Meridian Oil Inc. producing affiliates' gas, entered into a gas sales agreement with Gas Company for the next five winter periods beginning November 1, 1995 and ending March 31, 2000. MOTI will be purchasing the gas supplied for this sale from Meridian Oil Inc. producing affiliates and other third party sellers. Sales will be based on a monthly published index as opposed to the previous fixed price agreement. Valid delivery points under the agreement will be the tailgate of the Lybrook Plant, the tailgate of the Kutz plant, the Blanco Hub, or Rio Puerco.

                                  * * * * * *

Item 2.        Trustee's Discussion and Analysis

THREE MONTHS ENDED MARCH 31, 1995 AND 1994

During the first quarter of 1995 the San Juan Basin Royalty Trust received royalty income of $4,476,479. Distributable income consists of royalty income plus interest income less administrative expenses. Interest income for the quarter was $7,785 and administrative expenses were $261,756. Thus, distributable income totaled $4,222,508. Based on 46,608,796 Units outstanding, the per Unit distributions were as follows:

        January                       $  .022396
        February                         .036430
        March                            .031769
                                         -------
        Quarter total                 $  .090595
                                         =======

The amount distributed to Unit holders in the first quarter of 1995 was less than the $.151503 distributed in the first quarter of 1994. The decrease was primarily attributable to a decrease in the average gas price from $1.72 per Mcf for the first quarter of 1994 to $1.50 per Mcf for the first quarter of 1995, decreased gas production and higher capital costs. The tax credit relating to production from coal seam wells totaled approximately $.03 per Unit for the first quarter of 1995 compared to $.05 per Unit for the first quarter of 1994.

Interest income for the first quarter of 1995 was less than the $8,130 in the first quarter of 1994 due to decreased funds available for investment partially offset by an increase in interest rates. Administrative expenses of $261,756 were higher in the first three months of 1995 as compared to $179,046 in the first quarter of 1994 primarily as the result of a $10,000 credit adjustment in 1994, differences in the timing of payment of certain expenses, and increases for consulting, accounting and financial services relating to litigation involving Bank One N.A., as Trustee, Meridian Oil Inc. ("MOI") and Southland Royalty Company ("Southland"). (See Note 5 to Financial Statements in the Trust's 1994 Annual Report for further information on such litigation.)

Capital expenditures incurred by Southland, attributable to the properties from which the Royalty was carved, for the first quarter of 1995 amounted to $2,294,638, primarily due to an increase in drilling activity. Capital expenditures were $1,872,763 for the first quarter of 1994.

Lease operating expenses and property taxes totaled approximately $2,340,000 for the first quarter of 1995 compared to approximately $2,306,000 for the first quarter of 1994. The increase in lease operating expense was due primarily to normal inflation and an increase in overall activity.

In the first quarter of 1995, 3 gross (1.04 net) coal seam wells and 14 gross (2.46 net) conventional gas wells were completed on the properties from which the Royalty was carved. Three gross (3.00 net) coal seam wells and 16 gross (4.74 net) conventional wells were recompleted through March 31, 1995. There were 4 gross (2.39 net) coal seam wells and 11 gross (5.85 net) conventional wells in progress on March 31, 1995. In the first quarter of 1994, there were 6 gross (3.67 net) coal seam wells completed and 8 gross (4.78 net) coal seam wells and 19 gross (3.41 net) conventional wells recompleted on the properties from which the Royalty was carved. There were 4 gross (2.18 net) coal seam wells and 15 gross (2.07 net) conventional wells in progress on March 31, 1994. Unit holders are referred to "Description of the Properties" in the Trust's 1994 Annual Report for further information concerning Southland's coal seam well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

Royalty income for the Trust for the quarter ended March 31, 1995 is associated with actual gas and oil production during November 1994 through January 1995 from the properties from which the Royalty was carved. Gas and oil sales for the quarters ended March 31, 1995 and 1994 were as follows:

                                                                                              1995          1994
                                                                                              ----          ----
PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Gas:
Total sales (Mcf)                                                                          7,799,765      8,835,461
Mcf per day                                                                                   84,780         96,038
Average price (per mcf)                                                                        $1.50          $1.72

Oil:
Total sales (Bbls)                                                                            16,054         15,534
Bbls per day                                                                                     175            169
Average price (per bbl)                                                                       $13.96         $11.77

ROYALTIES:
Gas sales (Mcf)                                                                            3,266,783      4,582,495

Oil sales (Bbls)                                                                               7,017          8,329

Gas volumes decreased in the first quarter of 1995 primarily due to lower volumes of gas received from the San Juan 30-6 unit. Coal seam gas production decreased from 4,984,538 Mcf in the first quarter of 1994 to 3,310,457 Mcf in the first quarter of 1995.

The price received for gas production decreased in the first quarter of 1995 primarily due to decreases in spot prices. Southland previously informed the Trust that contract amendments were agreed to with Gas Company of New Mexico ("Gas Company") and Sunterra Gas Gathering Company ("Sunterra") for the 1993-1994 and 1994-1995 winter heating seasons. Under the 1994-1995 amendment, Gas Company and Sunterra were required to purchase at the wellhead, an average volume of 10.529 MMBtu per day at $2.884 per MMBtu for the period beginning November 1, 1994 and ending March 31, 1995, and an additional 14,900 MMBtu per day at $3.146 MMBtu for the period beginning December 1, 1994, and ending February 28, 1995. Gas Company and Sunterra have been granted a make-up period of four months beginning April 1, 1995, to fulfill this purchase obligation. Gas Company and Sunterra have also been granted recall rights on volumes up to 15,000 MMBtu per day at the tailgate of the Kutz and Lybrook plants, provided they have nominated the full contract volume specified above. The price for recall gas will be average of the first and second issues of the Inside FERC EPNG SJ Index.

Southland Royalty has further advised the Trust that on September 13, 1994, MOTI, one of the first purchasers of Meridian Oil Inc. producing affiliates' gas, entered into a gas sales agreement with Gas Company for the next five winter periods beginning November 1, 1995 and ending March 31, 2000. MOTI will be purchasing the gas supplied for this sale from Meridian Oil Inc. producing affiliates and other third party sellers. Sales will be based on a monthly published index as opposed to the previous fixed price of $2.884 per MMBtu discussed above. Valid delivery points under the agreement will be the tailgate of the Lybrook Plant, the tailgate of the Kutz plant, the Blanco Hub, or Rio Puerco.

Southland Royalty has also advised the Trust that Williams Field Service ("Williams") is in the process of purchasing the Kutz and Lybrook processing plants and the gathering systems behind these plants which are all currently owned by Sunterra, Gas Company and Sunterra Gas Processing Company ("SGPC") and that new gathering and processing agreements with Williams have been entered into which contain acceptable rates, terms and conditions. The new agreements will replace the current gathering and processing agreements with Gas Company, Sunterra and SGPC and will be effective on the closing date of the sale of these facilities to Williams.

The Trust has further been advised by Southland Royalty that MOTI has negotiated an agreement with Gas Company providing for transportation on Gas Company's Albuquerque mainline. This agreement will also be effective on the closing date on the sale of Gas Company's gathering and processing facilities to Williams. This transportation agreement will be necessary to deliver volumes of gas behind the Lybrook processing plant to mainline delivery points.

The price received per barrel of oil in the first quarter of 1995 was higher than that received in the first quarter of 1994 due to increases in the posted prices. Since the gas and oil sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), those production volumes do not provide a meaningful comparison.

CALCULATION OF ROYALTY INCOME

Royalty income received by the Trust for the three months ended March 31, 1995 and 1994 was computed as shown in the following table:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  --------------------------------
                                                                                       1995                1994
                                                                                       ----                ----
Gross proceeds of sales from the properties from
    which the net overriding royalty was carved:

    Gas proceeds                                                                   $  11,671,158       $ 15,238,435
    Oil proceeds                                                                         224,177            182,805
                                                                                      ----------         ----------

Total                                                                                 11,895,335         15,421,240
                                                                                      ----------         ----------

Less production costs:
    Severance tax - Gas                                                                1,271,066          1,585,580
    Severance tax - Oil                                                                   21,115             13,762
    Lease operating expense and property tax                                           2,339,878          2,306,077
    Capital expenditures                                                               2,294,638          1,872,763
                                                                                      ----------         ----------

Total                                                                                  5,926,697          5,778,182
                                                                                      ----------         ----------

Net profits                                                                            5,968,638          9,643,058
Net overriding royalty interest                                                              75%                75%
                                                                                      ----------         ----------

Royalty income                                                                     $   4,476,479       $  7,232,294
                                                                                     ===========        ===========

                                     -12-

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

               The Trustee of the San Juan Basin Royalty Trust (the "Trust"), has filed suit against Meridian Oil Inc. ("MOI") and Southland Royalty Company ("Southland") in state district court in Rio Arriba County, New Mexico, Cause No. RA 92-1211(C).

               The principal asset of the Trust consists of a seventy-five percent (75%) net overriding royalty interest carved out of certain of Southland's oil and gas leasehold and royalty interests in the San Juan Basin located in San Juan, Rio Arriba and Sandoval counties of northwestern New Mexico (the "Trust Properties"). MOI and Southland are the operators of the Trust Properties.

               The claims asserted on behalf of the Trust in the lawsuit include breach of contract, violation of the operator's duties and breach of fiduciary duty. The relief sought includes compensatory and punitive damages as well as the equitable remedies of removal of Southland and MOI from certain positions including that of marketer of the Trust's gas.

               In response, Southland filed suit on August 7, 1992 against the Trustee in probate court in Tarrant County, Texas, Cause No. 92-1927-2. The lawsuit seeks declaratory relief that: (i) the rights and duties of the Trustee be governed in accordance with and by the terms and provisions of the trust instruments which established the Trust as well as the Texas Trust Code, (ii) the Trustee cannot object to Southland's reports or audits after 180 days, (iii) the interests held by the Trust are not subject to partition, and (iv) the Trust is without standing to remove Southland as operator of the Trust properties. The lawsuit also seeks to remove Bank One, Texas, N.A. as Trustee.

               In a decision filed August 8, 1994, the Supreme Court of New Mexico ruled in the lawsuit filed by the Trustee against MOI and Southland in state district court in Rio Arriba County, New Mexico in June 1992, that venue was not proper in Rio Arriba County and remanded the case for dismissal without prejudice to its refiling. In its ruling, the Supreme Court of New Mexico also ruled that venue was proper in Santa Fe County, New Mexico. The August 8 decision does not relate to the merits of the Trust's claims. The Trustee refiled the lawsuit in Santa Fe County, New Mexico on August 31, 1994. The claims asserted and the relief sought on behalf of the Trust in the suit filed in Santa Fe County include breach of contract, breach of fiduciary duty and breach of the covenant of good faith and fair dealing. The relief sought includes compensatory and punitive damages, an accounting and a permanent injunction relating to the operation of the Trust properties. Trial is currently set in the Santa Fe County lawsuit for October 23, 1995.

               On October 3, 1994, MOI and Southland filed a motion seeking to dismiss the newly filed lawsuit on the grounds of forum non conveniens. MOI and Southland also filed two additional motions seeking the dismissal of the Trust's claims of breach of fiduciary duty and breach of the covenant of good faith and fair dealing. The Trustee has responded to these motions. May 25, 1995 has been set as the date for the Court to hear arguments on the motions for dismissal filed by MOI and Southland. The Trustee has filed a motion to amend the complaint of August 1994 in order to allege that MOI and Southland have failed to account to the Trustee for the volumes and revenues for a large number of wells and to drop claims relating to the amendment by Southland of old pipeline gas purchase contracts which occurred prior to the Burlington Resources Inc. acquisition of Southland.

               In an effort to resolve the claims involved in the above referenced lawsuits, the Trustee, Meridian and Southland have entered into nonbinding mediation. Such efforts are continuing; however, the ultimate outcome of such efforts cannot be determined at this time.

               A resolution of this matter favorable to the Trust could possibly have a material effect on distributable income depending upon the nature and terms of the resolution.

Items 2-5      Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    (4)(a) San Juan Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The Fort Worth National Bank (now Bank One, Texas, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

                    (4)(b) Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National bank (now Bank One, Texas, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

                    (27)      Financial Data Schedule


               (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BANK ONE, TEXAS, N.A. AS TRUSTEE FOR THE
                                      SAN JUAN BASIN ROYALTY TRUST


                                          /s/Lee Ann Anderson
                                      By --------------------------------------
                                             Lee Ann Anderson
                                             Vice President

Dated as of May 15, 1995


             (The Trust has no directors or executive officers.)

                                 INDEX TO EXHIBITS
                                                                  Sequentially
Exhibit                                                             Numbered
Number                              Exhibit                          Page
- - - ---------                           -------                       -------------

(4)(a) San Juan Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The Fort Worth National Bank (now Bank One, Texas, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *

(4)(b) Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank (now Bank One, Texas, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *

(27)       Financial Data Schedule **

- - - --------------------
* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, Texas, NA, P.O. Box 2604, Fort Worth, Texas 76113.

**  Filed herewith