Form 10-Q
period 1995-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 1995-08-14
CIK 319655

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                      Form 10-Q



                  Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



                    For the Quarterly Period Ended June 30, 1995


                              Commission File No. 1-8032



                             SAN JUAN BASIN ROYALTY TRUST


Texas                                                   I.R.S. No. 75-6279898


                         Bank One, Texas, NA, Trust Department
                                   P. O. Box 2604
                              Fort Worth, Texas 76113

                           Telephone Number 817/884-4630



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              --    --
Number of units of beneficial interest outstanding at August 14, 1995:
46,608,796


                                 Page 1 of 17

                         SAN JUAN BASIN ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, Texas, NA as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 1995, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1995 and 1994 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 1995 and for the three-month and six-month periods ended
June 30, 1995 and 1994 included herein.

                                    -2-

INDEPENDENT ACCOUNTANTS' REPORT

Bank One, Texas, NA as Trustee
  for the San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of June 30, 1995 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 1.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1994, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 20, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1994 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


/s/ Deloitte & Touche LLP
-----------------------------------
DELOITTE & TOUCHE LLP

August 4, 1995

                                   -3-

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------------------------
                                                              JUNE 30,            DECEMBER 31,
ASSETS                                                          1995                 1994
                                                             (UNAUDITED)

Cash and short-term investments                              $  1,479,767         $    589,365
Net overriding royalty interest in producing
  oil and gas properties (net of accumulated
  amortization of $61,106,447 and $58,333,488
  at June 30, 1995 and December 31, 1994)                      72,169,081           74,942,040
                                                               ----------           ----------
                                                              $73,648,848          $75,531,405
                                                               ==========           ==========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders (Note 3)                 $ 1,479,767          $   589,365
Commitments and contingencies (Note 3)
Trust corpus - 46,608,796 Units of beneficial
  interest authorized and outstanding                          72,169,081           74,942,040
                                                               ----------           ----------
                                                              $73,648,848          $75,531,405
                                                               ==========           ==========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                             ----------------------------  --------------------------
                                                1995          1994             1995             1994
Royalty income (Note 3)                     $5,457,704       $8,762,002    $9,934,182     $15,994,296
Interest income                                 11,247           13,321        19,032          21,451
                                             ---------        ---------     ---------      ----------
                                             5,468,951        8,775,323     9,953,214      16,015,747

General and administrative
   expenditures                                415,185          257,142       676,941         436,188
                                             ---------        ---------     ---------      ----------
Distributable income                        $5,053,766       $8,518,181    $9,276,274     $15,579,559
                                             =========        =========     =========      ==========

Distributable income per Unit
   (46,608,796 Units)                       $  .108430       $  .182759    $  .199025     $   .334262
                                               =======          =======       =======         =======

The accompanying notes to condensed financial statements are an integral part of this statement.

                                                   -4-

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  JUNE 30,                         JUNE 30,
                                         --------------------------       --------------------------
                                              1995          1994               1995        1994

Trust corpus, beginning of period         $73,878,671    $78,444,873       $74,942,040   $79,898,032
Amortization of net overriding
   royalty interest                        (1,709,590)    (1,652,205)       (2,772,959)   (3,105,364)
Distributable income                        5,503,766      8,518,181         9,276,274    15,579,559
Distributions declared                     (5,503,766)    (8,518,181)       (9,276,274)  (15,579,559)
                                            ---------      ---------         ---------    ----------
Trust corpus, end of period               $72,169,081    $76,792,668       $72,169,081   $76,792,668
                                           ==========     ==========        ==========    ==========

The accompanying notes to condensed financial statements are an integral part of this statement.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------

1.     BASIS OF ACCOUNTING

       The San Juan Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

       - Royalty income recorded for a month is the amount computed and paid by the interest owner, Southland Royalty Company ("Southland"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

       - Trust expenses recorded are based on liabilities paid and cash reserves established from royalty income for liabilities and contingencies.

       - Distributions to Unit holders are recorded when declared by the Trustee.

       - The conveyance which transferred the overriding royalty interest to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits.

       The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus.

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

3.     COMMITMENTS AND CONTINGENCIES

       On June 4, 1992, the Trustee filed suit against Meridian Oil Inc. ("MOI") and Southland in state district court in Rio Arriba County, New Mexico. MOI and Southland are the operators of certain of the Trust properties. The claims asserted on behalf of the Trust in this lawsuit include breach of contract, violation of the operator's duties and breach of fiduciary duty. The relief sought includes compensatory and punitive damages as well as the equitable remedy of removal of Southland and MOI from certain positions including that of marketer of the Trust's gas.

       In response, Southland filed suit on August 7, 1992, against the Trustee in probate court in Tarrant County, Texas. The lawsuit seeks declaratory relief that: (I) the rights and duties of the Trustee be governed in accordance with and by the terms and provisions of the trust instruments which established the Trust as well as the Texas Trust Code, (II) the Trustee cannot object to Southland's reports or audits after 180 days, (III) the interests held by the Trust are not subject to partition, and (IV) the Trust is without standing to remove Southland as operator of the Trust properties. The lawsuit also seeks to remove Bank One, Texas, NA as Trustee.

       In a decision filed August 8, 1994, the Supreme Court of New Mexico ruled in the lawsuit in the state district court in Rio Arriba County, New Mexico, that venue was not proper and remanded the case for dismissal without prejudice to its refiling. In its ruling, the Supreme Court of New Mexico also ruled that venue is proper in Santa Fe County, New Mexico. The August 8 decision does not relate to the merits of the Trust's claims. The Trustee refiled the lawsuit in Santa Fe County, New Mexico on August 31, 1994. The claims asserted and the relief sought on behalf of the Trust in the suit filed in Santa Fe County include breach of contract, breach of fiduciary duty and breach of the covenant of good faith and fair dealing. The relief sought includes compensatory and punitive damages, an accounting and a permanent injunction relating to the operation of the Trust properties.

       On October 3, 1994, MOI and Southland filed a motion seeking to dismiss the newly filed lawsuit on grounds of forum non conveniens. MOI and Southland also filed two additional motions seeking the dismissal of the Trust's claims of breach of fiduciary duty and breach of the covenant of good faith and fair dealing. The Trustee responded to these motions.
       The Trustee has filed a motion to amend the complaint of August 1994 in order to allege that MOI and Southland have failed to account to the Trustee for the volumes and revenues for a large number of wells and to drop claims relating to the amendment by Southland of old pipeline gas purchase contracts which occurred prior to the Burlington Resources Inc. acquisition of Southland.

       On May 25, 1995, the court denied the motion filed by MOI and Southland to dismiss the lawsuit on the basis of forum non conveniens. The court also denied MOI and Southland's motion to dismiss the Trustee's claims relating to the breach of the covenant of good faith and fair dealing. On June 5, 1995, the court granted the Defendants' motion to dismiss the Trustee's claims of breach of fiduciary duties by the Defendants.

       On June 5, 1995, the Trustee announced that non-binding mediation, which had been ongoing with regard to this lawsuit filed in Santa Fe County, was not successful in resolving the claims asserted by the Trust. Trial has been set for February 1996.

       On July 5, 1995, Southland filed a counterclaim in the Santa Fe County lawsuit. The counterclaim seeks declaratory relief as follows:

       A. That Southland's policy and practice of remitting payment to the Trustee for the net overriding royalty interest ("NORI") based on the proceeds actually received by Southland at prevailing prices in the area of production constitutes good faith compliance with its duties and obligations under the Net Overriding Royalty Conveyance filed of record in San Juan County, New Mexico on November 21, 1980 ("Conveyance");

       B. That the revenues or profits realized by Meridian Oil Trading Inc. ("MOTI") and Meridian Oil Hydrocarbons Inc. ("MOHI") on subsequent downstream resale or treatment of the gas is immaterial to the calculation and payment of the NORI.

       C. That Meridian Oil Gathering Inc. ("MOGI") is not compelled or required to grant the Trustee a discounted fee or rate (different and less than that charged by MOGI to the owners of other interests) for gathering and processing services provided by MOGI;

       D. That the Trustee has no power or authority under the Conveyance or the San Juan Basin Royalty Trust Indenture dated November 3, 1980 ("Indenture") to take exception to the quarterly and annual reports and audits by Southland relating to the NORI that were not timely excepted to in writing by the Trustee as required by Section 2.04 of the Conveyance, and that the reports and audits are deemed to be correct as rendered.

       E. That the Trustee is precluded under the Conveyance and Indenture from seeking partition of the Trust and that its attempt to do so in the complaint filed by the Trustee on June 4, 1992, in Rio Arriba County, New Mexico ("First Complaint") was wrongful.

       F. That the Trustee is precluded under the Conveyance and Indenture from seeking removal of Southland from the position of operator of the subject properties, and that its attempts to do so in the First Complaint and in the amended complaint filed on October 29, 1992 in Rio Arriba County, New Mexico ("Second Complaint") were wrongful.

       G. That the Trustee is precluded under the Conveyance and Indenture from demanding or requiring that Southland abandon or relinquish its role in the management and administration of sales, accounting and other non-field related business pertaining to the Trust.

       H. That Southland's future marketing plans for oil and gas produced from the properties subject to the Conveyance are in accordance and conformity with its duties and obligations under the Conveyance.

       I. That Southland is entitled to its costs, attorneys' fees and for such other relief as the court deems just and proper.

       On August 4, 1995, the Trustee filed a motion to dismiss such counterclaim.

       A resolution of the Santa Fe County lawsuit favorable to the Trust could possibly have a material effect on distributable income depending on the nature and terms of the resolution.

4.     CONTRACTS

       In connection with a settlement agreement entered into effective March 1, 1990, between Southland, Gas Company of
       New Mexico (a division of Public Service Company of New
       Mexico) ("Gas Company") and Sunterra Gas Gathering Company (a subsidiary of Public Service Company of New Mexico)
       ("Sunterra"), Southland entered into five year gas purchase agreements replacing intrastate and interstate gas purchase agreements in effect at that time at prices favorable under market conditions at the time of the settlement. In addition, new gas gathering, transportation and processing agreements were executed in connection with the settlement.
       While it is impossible to determine the exact value to be derived under these agreements, Southland has advised the Trustee that it considers the terms of the agreements to be favorable and of substantial additional value. Unit holders should refer to Note 6 of Notes to Financial Statements in the Trust's 1994 Annual Report for further discussion of these contracts and their impact upon the Trust.

       Southland Royalty has informed the Trust that an amendment has also been entered into for the 1994-1995 winter heating season. Gas Company and Sunterra must purchase, at the wellhead, an average volume of 10,529 MMBtu per day at $2.884 per MMBtu for the period beginning November 1, 1994 and ending March 31, 1995 and an additional 14,900 MMBtu per day at $3.146 per MMBtu for the period beginning December 1, 1994 and ending February 28, 1995. Gas Company and Sunterra have been granted a make-up period of four months beginning April 1, 1995 to fulfill this purchase obligation.

       Gas Company and Sunterra have also been granted recall rights on volumes up to 15,000 MMBtu per day at the tailgate of the Kutz and Lybrook plants, provided they have nominated the full contract volume specified above. The price for recall gas will be the average of the first and second issues of the Inside FERC EPNG SJ Index.

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

                                   ******

Item 2.   Trustee's Discussion and Analysis

THREE MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994:

The San Juan Basin Royalty Trust received royalty income of $5,457,704 and interest income of $11,247 during the second quarter of 1995. After deducting administrative expenses of $415,185, distributable income for the quarter was $5,053,766 ($.108430 per Unit). In the second quarter of 1994, royalty income was $8,762,002, interest income was $13,321, administrative expenses were $257,142 and distributable income was $8,518,181 ($.182759 per Unit). The tax credit relating to production from coal seam wells totaled approximately $.03 per Unit for the second quarter of 1995 and $.04 per Unit for the second quarter of 1994. Based on 46,608,796 Units outstanding during the second quarter of 1995, the per Unit distributions were as follows:

           April                                               $.034728
           May                                                  .041953
           June                                                 .031749
                                                               --------
           Quarter Total                                       $.108430
                                                               ========

The royalty income distributed in the second quarter of 1995 was lower than that distributed in the second quarter of 1994 primarily due to a decrease in production and a 30% decrease in the average gas price. Interest earnings for the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994 were lower primarily due to a decrease in funds available for investment. Administrative expenses increased primarily due to timing of the payment of certain expenses and increases for legal, consulting, accounting and financial services relating to litigation involving MOI, Southland and Bank One, Texas, N.A., as Trustee.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved for the second quarter of 1995 were reported by Southland Royalty Company as $735,105 versus $1,476,742 for the second quarter of 1994. Lease operating expenses and property taxes were $2,404,568 for the second quarter of 1995 as compared to $2,328,626 for the second quarter of 1994.

Southland advised the Trust that 1 gross (.50 net) coal seam well and 7 gross (3.23 net) conventional gas wells were completed on the properties from which the Royalty was carved during the second quarter of 1995. On June 30, 1995, 4 gross (2.39 net) coal seam wells and 7 gross (2.77 net) conventional wells were in progress. Two gross (2.00 net) coal seam wells and 6 gross (2.79 net) conventional wells were recompleted during the second quarter of 1995. Two gross (1.13 net) coal seam wells and 9 gross (0.36 net) conventional gas wells were completed on the properties from which the Royalty was carved during the second quarter of 1994. On June 30, 1994, 4 gross (2.55 net) coal seam wells and 12 gross (5.71 net) conventional wells were in progress. Four gross (1.29 net) coal seam wells and 8 gross (2.62 net) conventional wells were recompleted during the second quarter of 1994.

Unit holders are referred to "Description of the Properties" in the Trust's 1994 Annual Report for further information concerning
Southland's coal seam gas well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

Gas and oil sales from the properties from which the Royalty was carved for the quarters ended June 30, 1995 and 1994 were as follows:

                                                                          1995             1994

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Gas:
   Total sales (Mcf)                                                  8,752,030          9,075,132
   Mcf per day                                                           98,337            101,968
   Average price (per Mcf)                                                $1.31              $1.89

Oil:
   Total sales (Bbls)                                                    18,965             19,859
   Bbls per day                                                             213                223
   Average price (per Bbl)                                               $15.36             $11.85

ROYALTIES:
Gas sales (Mcf)                                                       4,594,490          5,130,452
Oil sales (Bbls)                                                          9,925             11,180

Royalty income for the Trust for the second quarter ended June 30, 1995 is associated with actual oil and gas production during February through April from the properties from which the Royalty was carved. Since the oil and gas production attributable to the Royalty is based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts do not provide a meaningful comparison.

During the second quarter of 1995, gas prices were lower than during the second quarter of 1994, primarily due to decreased spot market prices. Gas production decreased in 1995 as compared to 1994 primarily due to a decrease in coal seam gas production in the San Juan 30-6 Federal Unit. The average oil price for the second quarter of 1995 was higher than that in the second quarter of 1994 primarily due to increases in the posted prices.

SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994:

For the six months ended June 30, 1995 distributable income was $9,276,274 ($.199025 per Unit) which was less than the $15,579,559
($.334262 Unit) of income distributed during the same period in 1994. The decrease resulted primarily from a decrease in coal seam gas production and a decrease in gas prices. Interest income for the six months ended June 30, 1995 was $19,032 compared to $21,451 during the first six months of 1994. This decrease is due to a decrease in funds available for investment. General and administrative expenses during the 1995 period were $676,941 compared to $436,188 during the 1994 period primarily due to the payment of certain expenses and increases for legal, consulting, accounting and financial services relating to litigation involving MOI, Southland and Bank One, Texas, N.A., as Trustee.

Capital expenditures incurred by Southland, attributable to the properties from which the Royalty was carved, for the first six months of 1995 amounted to $3,029,743. Capital expenditures were $3,349,505 for the first six months of 1994.

Lease operating expenses and property taxes totaled approximately
$4,744,446 for the first six months of 1995 compared to $4,634,703 for the first six months of 1994.

Southland advised the Trustee that during the six months ended
June 30, 1995, 21 gross (5.69 net) conventional gas wells and 4 gross (1.54 net) coal seam gas wells were completed on the properties from which the Royalty was carved. Five gross (5.00 net) coal seam and 22 gross (7.53 net) conventional wells were recompleted during the first six months of 1995. During the six months ended June 30, 1994, 9 gross (.36 net) conventional gas well and 8 gross (4.80 net) coal seam gas wells were completed on the properties from which the Royalty was carved. Twelve (6.07 net) coal seam wells and 27 gross (6.03 net) conventional wells were recompleted during the first six months of 1994.

For the six months ended June 30, 1995 and 1994 comparative gas and oil production is as follows:

                                                                                 1995           1994

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Gas:
   Total sales (Mcf)                                                        16,551,795     17,910,593
   Mcf per day                                                                  91,446         98,954
   Average price (per Mcf)                                                       $1.40          $1.82

Oil:
   Total sales (Bbls)                                                           35,019         35,393
   Bbls per day                                                                    193            196
   Average price (per Bbl)                                                      $14.72         $11.80

ROYALTIES:
Gas sales (Mcf)                                                              7,861,273      9,712,947
Oil sales (Bbls)                                                                16,942         19,509



The first six months production figures are associated with actual oil and gas production during November 1994 through April 1995 from the properties from which the Royalties were carved. During the first six months of 1995, gas prices were lower than during the first six months of 1994, primarily due to decreased spot market prices. Gas production decreased primarily due to a decrease in coal seam gas production on the San Juan 30-6 Federal Unit partially offset by an increase in production from other coal seam properties. The average oil price for the first six months of 1995 was higher than that for the first six months of 1994 primarily due to higher posted prices. Since the oil and gas production attributable to the Royalties is based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts do not provide a meaningful comparison.

ROYALTY CALCULATION:

Royalty income received by the Trust for the three months and six months ended June 30, 1995 and 1994, respectively, was computed as shown in the following table:

                                                Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                            --------------------------     ---------------------------
                                                 1995           1994           1995             1994
Gross proceeds of sales from the
   properties from which the net
   overriding royalty was carved:

   Gas proceeds                              $11,432,999    $17,147,451    $23,104,157    $32,385,886
   Oil proceeds                                  291,317        235,406        515,494        418,211
                                              ----------     ----------     ----------     ----------
Total                                         11,724,316     17,382,857     23,619,651     32,804,097
                                              ----------     ----------     ----------     ----------
Less production costs:
   Severance tax - Gas                         1,278,604      1,865,014      2,549,670      3,450,594
   Severance tax - Oil                            29,101         29,806         50,216         43,568
   Lease operating expenses and
       property tax                            2,404,568      2,328,626      4,744,446      4,634,703
   Capital expenditures                          735,105      1,476,742      3,029,743      3,349,505
                                               ---------     ----------     ----------     ----------
Total                                          4,447,378      5,700,188     10,374,075     11,478,370
                                               ---------     ----------     ----------     ----------
Net profits                                    7,276,938     11,682,669     13,245,576     21,325,727
                                               ---------     ----------     ----------     ----------
Net overriding royalty interest                       75%            75%            75%            75%
                                               ---------      ---------     ----------     ----------
Royalty income                               $ 5,457,704    $ 8,762,002    $ 9,934,182    $15,994,296
                                               =========      =========      =========     ==========

                                  -13-

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

       On October 3, 1994, MOI and Southland filed a motion seeking to dismiss the newly filed lawsuit on the grounds of forum non conveniens. MOI and Southland also filed two additional motions seeking the dismissal of the Trust's claims of breach of fiduciary duty and breach of the covenant of good faith and fair dealing. The Trustee responded to these motions. The Trustee has filed a motion to amend the complaint of August 1994 in order to allege that MOI and Southland have failed to account to the Trustee for the volumes and revenues for a large number of wells and to drop claims relating to the amendment by Southland of old pipeline gas purchase contracts which occurred prior to the Burlington Resources, Inc. acquisition of Southland. On May 25, 1995, the court denied the motion filed by the Defendants to dismiss the lawsuit on the basis of forum non conveniens. The court also denied the Defendants' motion to dismiss the Trustee's claims relating to breach of the covenant of good faith and fair dealing. On June 5, 1995, the court granted the Defendants' motion to dismiss the Trustee's claims of breach of fiduciary duties by the Defendants.

       On June 5, 1995, the Trustee announced that non-binding mediation, which had been ongoing with regard to this lawsuit filed in Santa Fe County, was not successful in resolving the claims asserted by the Trust. Trial is currently set in the Santa Fe County lawsuit for February 1996.

       On July 5, 1995, Southland filed a counterclaim in the Santa Fe County lawsuit. The counterclaim seeks declaratory relief as follows:

       A. That Southland's policy and practice of remitting payment to the Trustee for the net overriding royalty interest ("NORI") based on the proceeds actually received by Southland at prevailing prices in the area of production constitutes good faith compliance with its duties and obligations under the Net Overriding Royalty Conveyance filed of record in San Juan County, New Mexico on November 21, 1980 ("Conveyance");

       B. That the revenues or profits realized by Meridian Oil Trading Inc. ("MOTI") and Meridian Oil Hydrocarbons Inc. ("MOHI") on subsequent downstream resale or treatment of the gas is immaterial to the calculation and payment of the NORI.

       C. That Meridian Oil Gathering Inc. ("MOGI") is not compelled or required to grant the Trustee a discounted fee or rate (different and less than that charged by MOGI to the owners of other interests) for gathering and processing services provided by MOGI;

       D. That the Trustee has no power or authority under the Conveyance or the San Juan Basin Royalty Trust Indenture dated November 3, 1980 ("Indenture") to take exception to the quarterly and annual reports and audits by Southland relating to the NORI that were not timely excepted to in writing by the Trustee as required by Section 2.04 of the Conveyance, and that the reports and audits are deemed to be correct as rendered.

       E. That the Trustee is precluded under the Conveyance and Indenture from seeking partition of the Trust and that its attempt to do so in the complaint filed by the Trustee on June 4, 1992, in Rio Arriba County, New Mexico ("First Complaint") was wrongful.

       F. That the Trustee is precluded under the Conveyance and Indenture from seeking removal of Southland from the position of operator of the subject properties, and that its attempts to do so in the First Complaint and in the amended complaint filed on October 29, 1992 in Rio Arriba County, New Mexico ("Second Complaint") were wrongful.

       G. That the Trustee is precluded under the Conveyance and Indenture from demanding or requiring that Southland abandon or relinquish its role in the management and administration of sales, accounting and other non-field related business pertaining to the Trust.

       H. That Southland's future marketing plans for oil and gas produced from the properties subject to the Conveyance are in accordance and conformity with its duties and obligations under the Conveyance.

       I. That Southland is entitled to its costs, attorneys' fees and for such other relief as the court deems just and proper.

       On August 4, 1995, the Trustee filed a motion to dismiss such counterclaim.

       A resolution of the Santa Fe County lawsuit favorable to the Trust could possibly have a material effect on distributable income depending on the nature and terms of the resolution.

Items 2-5          Not Applicable

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

       (4)(a) San Juan Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The Fort Worth National Bank (now Bank One, Texas, NA), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

       (4)(b) Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank (now Bank One, Texas, NA), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit
                   (4)(b) to the Trust's Annual Report on Form
                   10-K to the Securities and Exchange
                   Commission for the fiscal year ended
                   December 31, 1980 is incorporated herein by reference.

       (27)        Financial Data Schedule

       (b)   Reports on Form 8-K

             One report on Form 8-K was filed during the quarter ending June 30, 1995. The report on Form 8-K dated June 5, 1995 reported the conclusion of the non-binding mediation that been ongoing with regard to the lawsuit filed in Santa Fe County, New Mexico and that such mediation was not successful in resolving the claims asserted by the Trust in such lawsuit. Such Form 8-K also reported that the court in such lawsuit had denied the Defendants' motion to dismiss the Trustee's claims relating to breach of the covenant of good faith and fair dealing and the Defendants' motion to dismiss the Trustee's claims of breach of fiduciary duties by the Defendants. It was further reported that the prior trial setting of October 23, 1995 had been canceled and that the case would be tried during the first half of 1996.

             Such matters are reported under Item 5, "Other
             Events" on Form 8-K. No financial statements were filed in connection with such Form 8-K.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BANK ONE, TEXAS, NA, AS TRUSTEE FOR
                                      THE SAN JUAN BASIN ROYALTY TRUST


                                      By   /s/ LEE ANN ANDERSON
                                         --------------------------------------
                                                   Lee Ann Anderson
                                                   Vice President

Date:  August 14, 1995


                  (The Trust has no directors or executive officers.)

                              INDEX TO EXHIBITS

                                                                  Sequentially
Exhibit                                                             Numbered
Number                              Exhibit                           Page

(4)(a) San Juan Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The Fort Worth National Bank (now Bank One, Texas, NA), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

(4)(b) Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank (now Bank One, Texas, NA), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit
             (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

(27)         Financial Data Schedule **


* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, Texas, N.A., P.O. Box 2604, Fort Worth, Texas 76113.
**     Filed herewith.