Form 10-Q
period 1995-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 1995-11-14
CIK 319655

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               Form 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



            For the Quarterly Period Ended September 30, 1995


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

Number of units of beneficial interest outstanding at November 14, 1995:
46,608,796
----------

                               Page 1 of 18


                       SAN JUAN BASIN ROYALTY TRUST

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, Texas, NA as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 1995, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1995 and 1994 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 included herein.

                                   -2-

INDEPENDENT ACCOUNTANTS' REPORT

Bank One, Texas, NA as Trustee for the
   San Juan Basin Royalty Trust:

We have made a review of the condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of September 30, 1995 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Trustee.

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


/s/ Deloitte & Touche LLP
--------------------------------------
DELOITTE & TOUCHE LLP

November 8, 1995

                                   -3-

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
-------------------------------------------------------------------------------------------------------------
                                                                        SEPTEMBER 30,             DECEMBER 31,
ASSETS                                                                      1995                      1994
                                                                         (UNAUDITED)

Cash and short-term investments                                          $ 1,047,906               $   589,365
Net overriding royalty interests in producing
  oil and gas properties (net of accumulated
  amortization of $62,448,198 and $58,333,488
  at September 30, 1995 and December 31, 1994,                            70,827,330                74,942,040
  respectively)                                                           ----------                ----------
                                                                         $71,875,236               $75,531,405
                                                                          ==========                ==========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders (Note 3)                            $ 1,047,906               $   589,365
Commitments and contingencies (Note 3)
Trust corpus - 46,608,796 Units of beneficial
  interest authorized and outstanding                                     70,827,330                74,942,040
                                                                          ----------                ----------
                                                                         $71,875,236               $75,531,405
                                                                          ==========                ==========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                  ----------------------------        ----------------------------
                                                     1995            1994                1995              1994
Royalty income (Note 3)                          $3,542,265        $3,923,746        $13,476,447       $19,918,042
Interest income                                       9,400             8,561             28,432            30,012
                                                  ---------         ---------         ----------        ----------
                                                  3,551,665         3,932,307         13,504,879        19,948,054

General and administrative
  costs                                             219,876           142,087            896,817           578,275
                                                  ---------         ---------         ----------        ----------
Distributable income                             $3,331,789        $3,790,220        $12,608,062       $19,369,779
                                                  =========         =========         ==========        ==========

Distributable income per Unit
    (46,608,796 Units)                           $ 0.071482        $ 0.081320         $ 0.270507       $  0.415582
                                                   ========          ========           ========          ========

The accompanying notes to condensed financial statements are an integral part of these statements.

                                                         -4-

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                               --------------------------           --------------------------
                                                   1995            1994                  1995         1994

Trust corpus, beginning of period               $72,169,081     $76,792,668          $74,942,040     $79,898,032
Amortization of net overriding
   royalty interest                              (1,341,751)       (945,089)          (4,114,710)     (4,050,453)
Distributable income                              3,331,789       3,790,220           12,608,062      19,369,779
Distributions declared                           (3,331,789)     (3,790,220)         (12,608,062)    (19,369,779)
                                                  ---------       ---------            ---------      ----------
Trust corpus, end of period                     $70,827,330     $75,847,579          $70,827,330     $75,847,579
                                                 ==========      ==========           ==========      ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                                            -5-

SAN JUAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

         - The conveyance which transferred the overriding royalty interests to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits.

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

         In a decision filed August 8, 1994, the Supreme Court of New Mexico ruled in the lawsuit in the state district court in Rio Arriba County, New Mexico, that venue was not proper and remanded the case for dismissal without prejudice to its refiling. In its ruling, the Supreme Court of New Mexico also ruled that venue is proper in Santa Fe County, New Mexico. The August 8, 1994 decision does not relate to the merits of the Trust's claims.
         The Trustee refiled the lawsuit in Santa Fe County, New Mexico on August 31, 1994. The claims asserted and the relief sought on behalf of the Trust in the suit filed in Santa Fe County include breach of contract, breach of fiduciary duty and breach of the covenant of good faith and fair dealing. The relief sought includes compensatory and punitive damages, an accounting and a permanent injunction relating to the operation of the Trust properties.

         On October 3, 1994, MOI and Southland filed a motion seeking to dismiss the newly filed lawsuit on grounds of forum non conveniens. MOI and Southland also filed two additional motions seeking the dismissal of the Trust's claims of breach of fiduciary duty and breach of the covenant of good faith and fair dealing. The Trustee responded to these motions. The Trustee filed a motion to amend the complaint of August 1994 in order to allege that MOI and Southland have failed to account to the Trustee for the volumes and revenues for a large number of wells and to drop claims relating to the amendment by Southland of old pipeline gas purchase contracts which occurred prior to the Burlington Resources Inc. acquisition of Southland.

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

         On August 4, 1995, the Trustee filed a motion to dismiss such counterclaim. This motion was heard by the court on October 20, 1995, and the court granted the motion in part dismissing Claims
         E. through I., leaving only those counterclaims defensive to the Trustee's claims.

         In September 1995, the Trustee filed a motion for leave to file its Second Amended Complaint in order to more fully particularize the pleadings, the nature of claims of liability in the case, and facts supporting alter ego and single business enterprise liability and fraudulent concealment as it pertains to the Defendants' statute of limitations defense and to assert the following additional claims for relief: breach of express good faith duty, constructive fraud, unjust enrichment and prima facie tort and to add claims in the alternative of intentional interference with contract and of conspiracy. The hearing on such motion as well as other matters is scheduled for November 17, 1995.

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

         Southland informed the Trust that an amendment was entered into for the 1994-1995 winter heating season. Gas Company and Sunterra were required to purchase, at the wellhead, an average volume of 10,529 MMBtu per day at $2.884 per MMBtu for the period beginning November 1, 1994 and ending March 31, 1995 and an additional 14,900 MMBtu per day at $3.146 per MMBtu for the period beginning December 1, 1994 and ending February 28, 1995. Gas Company and Sunterra were granted a make-up period of four months beginning April 1, 1995 to fulfill this purchase obligation.

         Gas Company and Sunterra were granted recall rights on volumes up to 15,000 MMBtu per day at the tailgate of the Kutz and Lybrook plants, provided they have nominated the full contract volume specified above. The price for recall gas will be the average of the first and second issues of the Inside FERC EPNG SJ Index.

         Southland has also advised the Trust that, effective July 1, 1995, Williams Field Service ("Williams") purchased the Kutz and Lybrook processing plants and the gathering systems behind these plants which were owned by Sunterra, Gas Company and Sunterra Gas Processing Company ("SGPC") and that new gathering and processing agreements with Williams have been entered into which contain acceptable rates, terms and conditions. The new agreements replaced the gathering and processing agreements with Gas Company, Sunterra and SGPC effective on the closing date of the sale of these facilities to Williams.

         The Trust has further been advised by Southland that MOTI negotiated an agreement with Gas Company providing for transportation on Gas Company's Albuquerque mainline. This agreement was effective on the closing date of the sale of such gathering and processing facilities to Williams. This transportation agreement is necessary to deliver volumes of gas behind the Lybrook processing plant to mainline delivery points.

         Southland has further advised the Trust that on September 13, 1994, MOTI, the marketing affiliate of Southland entered into a gas sales agreement with Gas Company covering gas production from the Trust properties for the five winter periods beginning November 1, 1995 and ending March 31, 2000. Sales will be based on a monthly published index as opposed to the previous fixed price agreement. Valid delivery points under the agreement will be the tailgate of the Lybrook plant, the tailgate of the Kutz plant, the Blanco Hub, or Rio Puerco.

         It is the understanding of the Trustee that Gas Company is now known as PNM Gas Services.

                                ******
                                -9-

Item 2.  Trustee's Discussion and Analysis

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

The San Juan Basin Royalty Trust received royalty income of $3,542,265 and interest income of $9,400 during the third quarter of 1995. After deducting administrative expenses of $219,876, distributable income for the quarter was $3,331,789, or $.071482 per Unit. During the third quarter of 1995, the tax credit relating to production from coal seam wells totaled approximately $.03 per Unit. In the third quarter of 1994, royalty income was $3,923,746, interest income was $8,561, administrative expenses were $142,087 and distributable income was $3,790,220, or $.081320 per Unit. In the third quarter of 1994, the tax credit relating to production from coal seam wells was approximately $.03 per Unit. Based on 46,608,796 Units outstanding, the per Unit distributions for the third quarter of 1995 were as follows:

                  July                                         $.016857
                  August                                        .032143
                  September                                     .022482
                                                               --------
                  Quarter Total                                $.071482
                                                               ========

Royalty income for the third quarter of 1995 was lower than that in the third quarter of 1994 due primarily to lower gas prices in 1995. Interest income was higher in the third quarter of 1995 as compared to the third quarter of 1994 primarily due to increased interest rates. Administrative expenses were higher in the third quarter of 1995, as compared to the third quarter of 1994 primarily due to increased expenses relating to litigation involving Bank One, NA, as Trustee, and Meridian Oil Inc. ("MOI") and Southland Royalty Company ("Southland"). Trial is currently set for February 1996.

Capital costs incurred by Southland for the third quarter of 1995 amounted to $1,116,789 versus $2,817,626 for the third quarter of 1994. The decreased capital costs in 1995 were primarily attributable to a decrease in the number of net well recompletions. Lease operating expenses and property taxes attributable to the properties from which the Royalty was carved were $2,937,729 for the third quarter of 1995 compared with $2,268,403 for the third quarter of 1994.

In the third quarter of 1995, Southland advised the Trustee that 11 gross (.68 net) conventional wells and 8 gross (2.59 net) coal seam wells were recompleted through September 30, 1995. Three gross (.67 net) conventional gas wells were completed on the properties from which the Royalty was carved during the third quarter of 1994. There were 4 gross (2.39 net) coal seam wells and 7 gross (2.24 net) conventional wells in progress on September 30, 1995.

In the third quarter of 1994, three gross (1.10 net) conventional wells were drilled on the Trust Properties. Four gross (3.50 net) coal seam wells and thirteen gross (4.63 net) conventional wells were recompleted in the third quarter of 1994. Four gross (2.55 net) coal seam and 22 gross (7.14 net) conventional wells were in progress on September 30, 1994.

Unit holders are referred to "Description of the Properties" in the Trust's Annual Report for 1994 for further information concerning Southland's coal seam well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

                                -10-

Gas and oil sales for the quarters ended September 30, 1995 and 1994 were as follows:

                                                                                           1995            1994

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Gas:
   Total sales (Mcf)                                                                   8,905,543        7,821,361
   Mcf per day                                                                            96,799           85,015
   Average price (per Mcf)                                                                 $1.08            $1.43

Oil:
   Total sales (Bbls)                                                                     22,314           29,025
   Bbls per day                                                                              243              315
   Average price (per Bbl)                                                                $13.82           $14.82

ATTRIBUTABLE TO THE ROYALTIES:
  Gas sales (Mcf)                                                                      3,605,926        2,934,702
  Oil sales (Bbls)                                                                         8,819           10,717

The third quarter production figures are associated with actual oil and gas production during May through July. In the third quarter of 1995, gas sales from the properties from which the Royalty was carved were higher primarily due to higher production from conventional gas wells. Gas prices were lower during the third quarter of 1995 due to lower prices being paid by Meridian
Oil Trading, Inc., a subsidiary of MOI that markets a substantial portion of the Trust's gas. Production from coal seam wells totaled 3,423,885 Mcf during the third quarter of 1995, compared to 3,315,952 Mcf during the third quarter of 1994. The average oil price for the third quarter of 1995 was lower than that for the third quarter of 1994 primarily as a result of decreases in the posted prices. Since the oil and gas sales attributable to the Royalty is based on an allocation formula that is dependent upon such factors as price and costs (including capital expenditures), the production amounts do not provide a meaningful comparison.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

For the nine months ended September 30, 1995, distributable income was $12,608,062 ($.270507 per Unit) which was less than the $19,369,779 ($.415582 per Unit) of income distributed during the same period in 1994. Royalty income decreased from $19,918,042 in the first nine months of 1994 as compared to $13,476,447 in the first nine months of 1995 primarily as a result of decreases in the average price of gas. For the nine month period ended
September 30, 1995, the tax credit relating to production from coal seam wells totalled approximately $.09 per Unit in comparison to $.12 per Unit for the same period in 1994. Interest income for the nine months ended September 30, 1995 was $28,432 compared to $30,012 during the first nine months of 1994.
The decrease in interest income due to the decrease in funds available for investment was offset by an increase in interest rates during this period of 1995.

Capital costs incurred for the nine month period ending September 30, 1995 were $4,146,532. For the first nine months of 1994, capital expenditures totaled $6,167,131. The decrease was due primarily to decreased drilling activity. Southland advised that during the nine months ended September 30, 1995, 4 gross (1.54 net) coal seam and 24 gross (6.36 net) conventional productive wells were completed on Trust Properties. Thirteen gross (7.59 net) coal seam wells and 33 gross (8.21 net) conventional wells were recompleted through September 30, 1995. There were 4 gross (2.39 net) coal seam wells and 7 gross (2.24 net) conventional wells in progress at September 30, 1995. For the corresponding 1994 period, 8 gross (4.80 net) coal seam and 12 gross (1.46 net) conventional productive wells were drilled on the Trust Properties. Sixteen gross (9.57 net) coal seam wells and 40 gross (10.66 net) conventional wells were recompleted through September 30, 1994. There were 4 gross (2.55 net) coal seam wells and 22 gross (7.14 net) conventional wells in progress at September 30, 1994.

                                   -11-

Lease operating expenses and property taxes totaled approximately $7,682,175 for the first nine months of 1995 compared to $6,903,106 for the first nine months of 1994.

For the nine months ended September 30, 1995 and 1994, gas and oil sales compared as follows:

                                                                                   1995               1994

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Gas:
   Total sales (Mcf)                                                          25,457,338            25,731,954
   Mcf per day                                                                    93,250                94,256
   Average price (per Mcf)                                                         $1.29                 $1.69

Oil:
   Total sales (Bbls)                                                             57,333                64,418
   Bbls per day                                                                      210                   236
   Average price (per Bbl)                                                        $14.37                $13.17

ATTRIBUTABLE TO THE ROYALTIES:
   Gas sales (Mcf)                                                            11,467,199            12,647,649
   Oil sales (Bbls)                                                               25,761                30,226

The first nine months production figures are associated with actual oil and gas production during November 1994 through July 1995. The average price of gas sold from the properties from which the Royalty was carved decreased from $1.69 per Mcf to $1.29 per Mcf primarily as a result of lower spot market prices in 1995. The average price per barrel of oil increased due to higher posted prices. Since the oil and gas sales attributable to the Royalty is based on an allocation formula that is dependent upon such factors as price and costs (including capital expenditures), the production amounts do not provide a meaningful comparison.

ROYALTY CALCULATION:

Royalty income received by the Trust for the three months and nine months ended September 30, 1995 and 1994, respectively, was computed as shown in the following table:


                                                       Three Months Ended                 Six Months Ended
                                                          September 30,                     September 30,
                                                   --------------------------        ---------------------------
                                                       1995             1994            1995               1994
Gross proceeds of sales from the
    properties from which the net
    overriding royalty was carved:

    Gas proceeds                                     $9,621,865     $11,158,865    $  32,726,022      $43,544,751
    Oil proceeds                                        308,458         430,006          823,952          848,217
    Other proceeds                                        2,592                            2,592
                                                    -----------      ----------       ----------       ----------
         Total                                        9,932,915      11,588,871       33,552,566       44,392,968
                                                     ----------      ----------       ----------       ----------
Less production costs:
    Severance tax - Gas                               1,120,850       1,226,386        3,670,520        4,676,979
    Severance tax - Oil                                  34,527          44,795           84,743           88,363
    Lease operating expenses and
       property tax                                   2,937,729       2,268,403        7,682,175        6,903,106
    Capital expenditures                              1,116,789       2,817,626        4,146,532        6,167,131
                                                      ---------      ----------       ----------       ----------
         Total                                        5,209,895       6,357,210       15,583,970       17,835,579
                                                      ---------      ----------       ----------       ----------
Net profits                                           4,723,020       5,231,661       17,968,596       26,557,389
                                                      ---------      ----------       ----------       ----------
Net overriding royalty interest                              75%             75%              75%              75%
                                                      ---------       ---------       ----------       ----------
Royalty income                                      $ 3,542,265     $ 3,923,746      $13,476,447      $19,918,042
                                                      =========       =========        =========       ==========

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

         In a decision filed August 8, 1994, the Supreme Court of New Mexico ruled in the lawsuit filed by the Trustee against MOI and Southland in state district court in Rio Arriba County, New Mexico in June 1992, that venue was not proper in Rio Arriba County and remanded the case for dismissal without prejudice to its refiling. In its ruling, the Supreme Court of New Mexico also ruled that venue was proper in Santa Fe County, New Mexico. The August 8, 1994 decision does not relate to the merits of the Trust's claims. The Trustee refiled the lawsuit in Santa Fe County, New Mexico on August 31, 1994. The claims asserted and the relief sought on behalf of the Trust in the suit filed in Santa Fe County include breach of contract, breach of fiduciary duty and breach of the covenant of good faith and fair dealing. The relief sought includes compensatory and punitive damages, an accounting and a permanent injunction relating to the operation of the Trust properties.

         On October 3, 1994, MOI and Southland filed a motion seeking to dismiss the newly filed lawsuit on the grounds of forum non conveniens. MOI and Southland also filed two additional motions seeking the dismissal of the Trust's claims of breach of fiduciary duty and breach of the covenant of good faith and fair dealing. The Trustee responded to these motions. The Trustee filed a motion to amend the complaint of August 1994 in order to allege that MOI and Southland have failed to account to the Trustee for the volumes and revenues for a large number of wells and to drop claims relating to the amendment by Southland of old pipeline gas purchase contracts which occurred prior to the Burlington Resources Inc. acquisition of Southland. On May 25, 1995, the court denied the motion filed by the Defendants to dismiss the lawsuit on the basis of forum non conveniens. The court also denied the Defendants' motion to dismiss the Trustee's claims relating to breach of the covenant of good faith and fair dealing. On June 5, 1995, the court granted the Defendants' motion to dismiss the Trustee's claims of breach of fiduciary duties by the Defendants.

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

         On August 4, 1995, the Trustee filed a motion to dismiss such counterclaim. This motion was heard by the court on October 20, 1995, and the court granted the motion in part dismissing Claims
         E. through I., leaving only those counterclaims defensive to the Trustee's claims.

         In September 1995, the Trustee filed a motion for leave to file its Second Amended Complaint in order to more fully particularize the pleadings, the nature of claims of liability in the case, and facts supporting alter ego and single business enterprise liability and fradulent concealment as it pertains to the Defendants' statute of limitations defense and to assert the following additional claims for relief: breach of express good faith duty, constructive fraud, unjust enrichment and prima facie tort and to add claims in the alternative of intentional interference with contract and of conspiracy. The hearing on such motion as well as other matters is scheduled for November 17, 1995.

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

              (27)          Financial Data Schedule

       (b)    Reports in Form 8-K

              There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BANK ONE, TEXAS, NA, AS TRUSTEE FOR THE
                                   SAN JUAN BASIN ROYALTY TRUST



                                   By /s/ LEE ANN ANDERSON
                                      -----------------------------------
                                           Lee Ann Anderson
                                           Vice President

Dated as of November 14, 1995


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