Form 10-K
period 1995-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 1996-04-15
CIK 319655

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 (Fee Required)

                For the fiscal year ended December 31, 1995, or

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               (No fee required)

For the transition period from       to            Commission file number 1-8032

                          SAN JUAN BASIN ROYALTY TRUST
   (Exact Name of Registrant as Specified in the San Juan Basin Royalty Trust
                                   Indenture)
                 TEXAS                                 75-6279898
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

          BANK ONE, TEXAS, NA                            76113
            TRUST DEPARTMENT                           (Zip Code)
             P.O. BOX 2604
           FORT WORTH, TEXAS
    (Address of Principal Executive
                Offices)
                                 (817) 884-4630
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS         ON WHICH REGISTERED
          -------------------       -----------------------
      UNITS OF BENEFICIAL INTEREST  NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At April 10, 1996, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $273,826,676.

                      DOCUMENTS INCORPORATED BY REFERENCE

  "Units of Beneficial Interest" at page 2; "Description of Properties" at page 4; "Trustee's Discussion and Analysis for the Three-Year Period Ended December 31, 1995" at pages 6 and 7; "Results of the 4th Quarters of 1995 and 1994" at page 8; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Changes in Trust Corpus," "Notes to Financial Statements," and "Independent Auditors' Report" at page 10 et seq., in registrant's Annual Report to security holders for fiscal year ended December 31, 1995 are incorporated herein by reference for Item 2 (Properties),
Item 3 (Legal Proceedings), Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  The San Juan Basin Royalty Trust (the "Trust") is an express trust created under the laws of the state of Texas by the "San Juan Basin Royalty Trust Indenture" (the "Trust Indenture") entered into on November 3, 1980, between Southland Royalty Company ("Southland Royalty") and The Fort Worth National Bank, a banking association organized under the laws of the United States, as Trustee. The Trustee is now Bank One, Texas, NA. The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at 500 Throckmorton Street, Suite 704, Fort Worth, Texas 76102 (telephone number 817/884-4630).

  On October 23, 1980, the stockholders of Southland Royalty approved and authorized that company's conveyance of a net overriding royalty interest (equivalent to a net profits interest) to the Trust for the benefit of the stockholders of Southland Royalty of record at the close of business on the date of the conveyance consisting of a 75% net overriding royalty interest carved out of that company's oil and gas leasehold and royalty interests in the San Juan Basin of northwestern New Mexico. The conveyance of this interest (the "Royalty") was made on November 3, 1980, effective as to production from and after November 1, 1980 at 7:00 A.M.

  The function of the Trustee is to collect the income attributable to the Royalty, to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit holders. The Trust is not empowered to carry on any business activity and has no employees, all administrative functions being performed by the Trustee.

  The Royalty was carved out of and now burdens those properties and interests as more particularly described under "Item 2. Properties" herein.

  The Royalty constitutes the principal asset of the Trust and the beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the "Units") of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980, received one Unit for each share of the common stock of Southland Royalty then held.

  In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. ("BNI"). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. ("BRI") as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of these transactions, El Paso Natural Gas Company ("El Paso"), Meridian Oil, Inc. ("MOI") and Meridian Oil Trading Inc. ("MOTI") also became indirect subsidiaries of BRI. In March 1992, El Paso completed an initial public offering of 5,750,000 newly issued shares of El Paso common stock, thereby decreasing BRI's ownership of El Paso to approximately eighty-five percent (85%). On June 30, 1992, BRI distributed all of the shares of El Paso common stock owned by BRI to BRI's stockholders of record as of June 15, 1992. See "Pricing Information" under "Item 2. Properties" herein.

  Effective January 1, 1996, Southland Royalty, a wholly-owned subsidiary of MOI was merged with and into MOI, by which action the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets, has the rights, powers and privileges and assumed all of the liabilities and obligations of Southland Royalty.

  The term "net proceeds" as used in the October 23, 1980 conveyance means the excess of "gross proceeds" received by MOI during a particular period over "production costs" for such period. "Gross proceeds" means the amount received by MOI (or any subsequent owner of the interests from which the Royalty was carved) from the sale of the production attributable to the interests from which the Royalty was carved, subject to certain adjustments. "Production costs" means, generally, costs incurred on an accrual basis by MOI in operating its properties and interests out of which the Royalty was carved, including both capital and non-capital costs; for example, development drilling, production and processing costs, applicable taxes, and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not liable for any production costs or other costs or liabilities attributable to these properties and interests or the minerals produced thereform. If at any time the Trust receives more than the amount due under the Royalty, it shall not be obligated to return such overpayment, but the amounts payable to it for any subsequent period shall be reduced by such amount, plus interest, at a rate specified in the conveyance.

  Certain of the properties and interests out of which the Royalty was carved are operated by MOI with the obligation to conduct its operations in accordance with reasonable and prudent business judgment and good oil and gas field practices. As operator, MOI has the right to abandon any well when in its opinion such well ceases to produce or is not capable of producing oil and gas in paying quantities. MOI also is responsible, to the extent it has the legal right to do so for marketing the production from such properties and interests, either under existing sales contracts or under future arrangements at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. MOI also has the obligation to maintain books and records sufficient to determine the amounts payable to the Trustee. MOI, however, can sell its interest in the properties from which the Royalty was carved.

  Proceeds from production in the first month are generally recovered by MOI in the second month, the net proceeds attributable to the Royalty are paid by MOI to the Trustee in the third month and distribution by the Trustee to the Unit holders is made in the fourth month. The identity of Unit holders entitled to a distribution will generally be determined as of the last business day of each calendar month (the "monthly record date"). The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. Unit holders of record as of the monthly record date will be entitled to receive the calculated monthly distribution amount for each month on or before ten business days after the monthly record date. The aggregate monthly distribution amount is the excess of (i) net revenues from the Trust properties, plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust over (ii) the expenses and payments of liabilities of the Trust plus any net increase in cash reserves for contingent liabilities.

  Cash being held by the Trustee as a reserve for liabilities or contingencies (which reserves may be established by the Trustee in its discretion) or pending distribution is placed, in the Trustee's discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, or certificates of deposit of banks having a capital, surplus and undivided profits in excess of $50,000,000, subject, in each case, to certain other qualifying conditions.

  The properties from which the Royalty was carved are primarily gas producing properties. Normally there is a greater demand for gas in the winter months than during the rest of the year. Otherwise, the income to the Trust attributable to the Royalty is not subject to seasonal factors nor in any manner related to or dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

ITEM 2. PROPERTIES

  The 75% net overriding royalty conveyed to the Trust was carved out of Southland Royalty's working interests and royalty interests in the San Juan Basin in northwestern New Mexico. References below to "net" wells and acres are to the interests of Southland Royalty (from which the Royalty was carved) in the "gross" wells and acres.

  Unless otherwise indicated, the following information in Item 2 is based upon data and information furnished the Trustee by Southland Royalty or MOI.

PRODUCING ACREAGE, WELLS AND DRILLING

  MOI's working interests and royalty interests in the San Juan Basin consist of 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval counties. Based upon information received from the Trust's independent petroleum engineers, the Trust properties contain 2,906 gross (944 net) economic wells, including dual completions. A dispute between the Trustee and MOI as to the well count is an issue in the litigation pending in Santa Fe County, New Mexico. See "Item 3. Legal Proceedings". Production from conventional gas wells is primarily from the Pictured Cliffs, Mesa Verde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland formation. For additional information concerning coal seam gas, the "Description Of The Properties" section of the Trust's Annual Report to security holders for the year ended December 31, 1995, is herein incorporated by reference.

  The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by MOI.

  During 1995, there were 24 gross (6.36 net) wells completed including 5 gross (2.54 net) coal seam wells. There were 4 gross (1.89 net) coal seam wells and 7 gross (2.24 net) conventional wells in progress at December 31, 1995. There were 24 gross (11.41 net) coal seam wells and 38 gross (8.61 net) conventional wells recompleted through December 31, 1995. During 1994, there were 21 gross (6.76 net) wells completed including 8 gross (4.80 net) coal seam wells. There were 4 gross (2.55 net) coal seam wells and 23 gross (7.69 net) conventional wells in progress at December 31, 1994. There were 17 gross (10.57 net) coal seam wells and 44 gross (12.96 net) conventional wells recompleted through December 31, 1994. During 1993, there were 31 gross (13.9 net) wells completed including 18 gross (8.27 net) coal seam wells.

OIL AND GAS PRODUCTION

  The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 1995 were as follows:

                                1995              1994              1993
                          ----------------- ----------------- -----------------
                           OIL               OIL               OIL
                          (BBLS) GAS (MCF)  (BBLS) GAS (MCF)  (BBLS) GAS (MCF)
                          ------ ---------- ------ ---------- ------ ----------
      Production......... 29,424 13,331,758 36,769 15,459,542 51,921 23,895,506
      Average Price...... $14.43      $1.25 $13.09      $1.66 $15.58      $1.70

PRICING INFORMATION

  Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to "Regulation" for information as to federal regulation of prices of oil and natural gas. Production from the properties from which the Royalty was carved totalled 34,387,190 Mcf during 1995.

  Prior to 1985, sales contracts with El Paso, Sunterra Gas Gathering Company, formerly Southern Union Gathering Company ("Sunterra"), and Northwest Pipeline Company ("Northwest") generally provided for payment of the maximum lawful prices permitted under the Natural Gas Policy Act of 1978 ("NGPA"). Sunterra is a subsidiary of Public Service Company of New Mexico ("PNM").

  During 1988, both El Paso and Northwest abandoned the Natural Gas Act ("NGA") service obligation to purchase gas in accordance with Federal Energy Regulatory Commission ("FERC") Order 490 and 490-A. MOTI presently markets gas, including gas produced from properties in which the Trust owns an interest, under short-term arrangements to end users.

  In 1985, Sunterra sold its gas gathering, transportation and distribution facilities in New Mexico and its rights as purchaser under its San Juan Basin gas contracts to PNM. Under such contracts, gas prices were to be redetermined annually on April 1 to an average of the highest price levels being paid in New Mexico. Also in 1985, PNM announced its intention to attempt to renegotiate the gas contracts with gas producers in the San Juan Basin, including Southland Royalty, with its objective being to reduce the overall price for such gas. During the course of these negotiations PNM unilaterally reduced the price paid for gas sales below the level required by the gas contracts.

  In May 1988, PNM filed suit in the United States District Court in New Mexico seeking (i) a declaratory judgement that PNM had no prior liability for gas purchased at prices below the contract prices and (ii) a permanent injunction prohibiting future claims against PNM for gas purchases at prices below the contract prices. PNM claimed the pricing provisions were the result of a conspiracy in violation of antitrust laws. Southland Royalty counter-claimed against PNM alleging breach of both the pricing provisions and the minimum take requirements of the gas purchase contracts. In June 1988, Southland Royalty filed a separate breach of contract suit in a State District Court in Harris County, Texas on these same claims against PNM alleging damages in excess of $40 million.

  Southland Royalty informed the Trust that effective March 1, 1990 a settlement of this litigation was reached. Under the terms of the settlement agreement, Southland Royalty released all claims that it had against PNM, Sunterra and Gas Company of New Mexico (a division of PNM) ("Gas Company") under the intrastate gas purchase contracts, as well as claims it held on gas sold pursuant to the interstate contracts discussed previously. PNM and Sunterra agreed to pay Southland Royalty $54.5 million in installments. An initial payment of $18,166,000 was paid in connection with the execution of the settlement agreement. The second payment of $18,167,000 was paid on March 1, 1991. The remaining balance of $18,167,000 was paid on March 2, 1992 plus interest of $1,635,300.

  Southland Royalty distributed to the Trust 75% (the amount of its net overriding royalty interest) of the $49,435,300 in cash received in settlement that it attributed to past and future pricing claims under the intrastate and interstate gas purchase contracts, less amounts attributed by Southland Royalty to royalties and production taxes. Southland Royalty retained a total of $6,700,000 from the settlement proceeds that it attributed to quantity claims.

  Because of the difficulty in determining the exact value of consideration received under the renegotiated contracts referred to below, Southland Royalty informed the Trust that it would not attribute value to quantity claims under the renegotiated contracts and the Trust shall receive 75% (the amount of its net overriding royalty interest) of any value that ultimately inures to those contracts.

  Southland Royalty also informed the Trust that the settlement also provided for new gas purchase agreements replacing the then current intrastate and interstate gas purchase agreements. Southland Royalty entered into five-year gas purchase, gas processing and gas gathering agreements with Sunterra and Gas Company that were effective as of July 1, 1990. The new contracts applied to all lands previously dedicated to Sunterra or Gas Company for first sales of natural gas sold into interstate or intrastate markets, except that the new gas purchase contracts exclude all gas produced and sold from coal seam wells. The new gas purchase contracts provided for purchase rights and obligations during the winter heating season only. During the remainder of the year, Southland Royalty through MOTI could market the gas through any arrangements it deemed advisable. Under the new gas purchase contracts, Southland Royalty would receive prices, inclusive of severance taxes, ranging from approximately $2.35 per MMBtu to $3.37 per MMBtu over the life of the contracts. The contracts provided for certain "take-or-pay obligations" if specified quantities of gas (66 2/3% of the maximum volume that can be produced into the gathering system against the Assumed Working Pressure of a purchase period and lawfully made available for sale to the gas purchaser each day during a purchase period) are not taken by the purchasers during the winter heating season. Should the required minimum not be taken, then a reservation fee must be paid to Southland Royalty to be determined by multiplying 20% of the price of gas for the applicable time period times the deficiency for the purchase period.

  See Note 6 of Notes to Financial Statements of the Trust's Annual Report to security holders for the year ended December 31, 1995 for further discussion of this settlement and its impact upon the Trust.

  The gas gathering contract provides for transportation of gas not taken by Sunterra and Gas Company during the winter heating season and during the remainder of the year. The gas processing agreement provided that Southland Royalty would receive 80% of the plant products derived from processing the gas. The processing company would retain the remaining 20% as its fee for processing the gas.

  In 1991, due to the low level of natural gas prices, Sunterra informed Southland Royalty that it would not take any significant volume of gas during the 1991-1992 winter heating season and would simply pay the "take or pay obligation" amount. Consequently, the majority of the wells subject to the contracts would remain shut-in during the winter heating season. Southland Royalty informed the Trustee that, in an attempt to maximize production and revenue from the Trust properties, it had entered into an agreement that would amend the terms of the contracts discussed above for only the 1991-1992 winter heating season. The amendment provided that Sunterra and Gas Company could purchase approximately 35% of the contract provided take levels at a wellhead price slightly higher than the spot wellhead index price for the San Juan Basin. Any gas purchased by Sunterra or Gas Company above this level would average $2.63 per MMBtu. Southland Royalty would be free to market the remaining deliverable gas to other purchasers. During 1992 Gas Company and Sunterra purchased 702,629 Mcf and 3,241,550 Mcf, respectively, at average prices of $2.25 and $1.98 per Mcf from the properties from which the Royalty was carved.

  Southland Royalty informed the Trust that a one year contract amendment was agreed to with Gas Company and Sunterra for the 1992-1993 winter heating season. Gas Company and Sunterra were required to purchase a minimum of 11,500 MMBtu per day under the intrastate contract and a minimum of 16,550 MMBtu per day under the interstate contracts at the contract specified prices of $2.695 per MMBtu and $2.94 per MMBtu, respectively. A portion of the excess gas up to 9,000 MMBtu per day for the intrastate contracts and 12,000 MMBtu per day for the interstate contracts was released for spot sales, with a recall provision at an average contract price. Southland Royalty waived any claims for deficiency payments under the reservation fees.

  Southland Royalty informed the Trust that a similar amendment was entered into for the 1993-1994 winter heating season. Gas Company and Sunterra were required to purchase a minimum of 1,696,485 MMBtu with an average minimum of 5,100 MMBtu per day under the intrastate contracts between November 1, 1993 and March 1994 and a minimum of 1,401,570 MMBtu with an average minimum of 7,000 MMBtu per day under the interstate contract between December 1, 1993 and February 28, 1994 at the contract specified prices of $2.884 per MMBtu and $3.146 per MMBtu, respectively. All remaining intrastate gas in excess of 11,300 MMBtu per day during the period November 1, 1993 and through March 31, 1994 and all remaining interstate gas in excess of 15,600 MMBtu per day during the period December 1, 1993 through February 28, 1994 was released for spot sales, with a recall provision at a price during the months of November, 1993 and March, 1994 of $2.884 per MMBtu and $3.015 per MMbtu for the months December 1993, January 1994 and February 1994.

  Southland Royalty informed the Trust that an amendment was also entered into for the 1994-1995 winter heating season. Gas Company and Sunterra were required to purchase, at the wellhead, an average volume of 10,529 MMBtu per day at $2.884 per MMBtu for the period beginning November 1, 1994 and ending March 31, 1995 and an additional 14,900 MMBtu per day at $3.146 per MMBtu for the period beginning December 1, 1994 and ending February 28, 1995. Gas Company and Sunterra were granted a make-up period of four months beginning April 1, 1995 to fulfill this purchase obligation. Gas Company and Sunterra were also granted recall rights on volumes up to 15,000 MMBtu per day at the tailgate of the Kutz and Lybrook plants, provided they have nominated the full contract volume specified above. The price for recall was to be the average of the first and second issues of the Inside FERC EPNG SJ Index.

  Southland Royalty also informed the Trust that effective July 1, 1995, Williams Field Services ("Williams") purchased the Kutz and Lybrook processing plants and the gathering systems behind these plants which were owned by Sunterra, Gas Company and Sunterra Gas Processing Company ("SGPC") and that new gathering and processing agreements with Williams have been entered into which contain acceptable rates, terms and conditions. The new agreements replaced the then current gathering and processing agreements with Gas Company, Sunterra and SGPC effective on the closing date of the sale of these facilities to Williams.

  The Trust has further been informed by Southland Royalty that MOTI negotiated an agreement with Gas Company providing for transportation service on Gas Company's Albuquerque mainline. This agreement was effective on the closing date of the sale of Gas Company's gathering and processing facilities to Williams. This transportation agreement will be necessary to deliver volumes of gas behind the Lybrook processing plant to mainline delivery points.

  Southland Royalty has further informed the Trust that on September 13, 1994, MOTI, one of the first purchasers of MOI producing affiliates' gas, entered into a gas sales agreement with Gas Company for the next five winter periods beginning November 1, 1995 and ending March 31, 2000. MOTI will be purchasing the gas supplied for this sale from MOI producing affiliates and other third party sellers. Sales will be based on a monthly published index. Valid delivery points under the agreement will be the tailgate of the Lybrook Plant, the tailgate of the Kutz Plant, the Blanco Hub, or Rio Puerco.

  It is the understanding of the Trustee that Gas Company is now known as PNM Gas Services.

OIL AND GAS RESERVES

  The following are definitions adopted by the Securities and Exchange Commission ("SEC") and the Financial Accounting Standards Board which are applicable to terms used within this Item:

    "Proved reserves" are those estimated quantities of crude oil, natural gas and natural gas liquids, which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions.

    "Proved developed reserves" are those proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

    "Proved undeveloped reserves" are those proved reserves which are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

    "Estimated future net revenues" are computed by applying current prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements and allowed by federal regulation) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. "Estimated future net revenues" are sometimes referred to herein as "estimated future net cash flows".

    "Present value of estimated future net revenues" is computed using the estimated future net revenues and a discount rate of 10%.

  The independent petroleum engineers' reports as to the proved oil and gas reserves as of December 31, 1993, 1994 and 1995 were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 1992 to December 31, 1995 (in thousands):

                                                                        NATURAL
                                                                  OIL     GAS
                                                                 (BBLS)  (MCF)
                                                                 ------ -------
      Reserves as of December 31,1992...........................   780  254,512
      Revisions of previous estimates...........................   (16)  14,995
      Extensions, discoveries and other additions...............   -0-    2,490
      Production................................................   (52) (23,896)
                                                                  ----  -------
      Reserves as of December 31, 1993..........................   712  248,101
      Revisions of previous estimates...........................   (63) (31,236)
      Extensions, discoveries and other additions...............   -0-      -0-
      Production................................................   (37) (15,460)
                                                                  ----  -------
      Reserves as of December 31, 1994..........................   612  201,405
      Revisions of previous estimates...........................  (165) (22,529)
      Extensions, discoveries and other additions...............     0      906
      Production................................................   (29) (13,332)
                                                                  ----  -------
      Reserves as of December 31, 1995..........................   418  166,450
                                                                  ====  =======

  Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 1995, 1994 and 1993 were as follows (in thousands):

                                                                  CRUDE  NATURAL
                                                                   OIL     GAS
                                                                  (BBLS)  (MCF)
                                                                  ------ -------
      1995.......................................................  418   159,650
      1994.......................................................  612   186,915
      1993.......................................................  712   230,736

  The Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are estimated by applying year-end prices of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes are only considered to the extent provided by contractual arrangements in existence at year-end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future net cash flows relating to proved oil and gas reserves.

  Estimates of proved oil and gas reserves are by their very nature imprecise. Estimates of future net revenue attributable to proved reserves are sensitive to the unpredictable prices of oil and gas and other variables. Accordingly, under the allocation method used to derive the Trust's quantity of proved reserves, changes in prices will result in changes in quantities of proved oil and gas reserves and estimated future net revenues.

  The 1995, 1994 and 1993 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% are as follows (in thousands):

                                                   1995      1994       1993
                                                 --------  ---------  --------
      Balance, January 1........................ $157,627  $ 274,215  $263,525
      Revisions of prior-year estimates, change
       in prices and other......................  (51,819)  (120,730)   19,066
      Extensions, discoveries and other
       additions................................      522        -0-     2,847
      Accretion of discount.....................   15,763     27,422    26,353
      Royalty income............................  (15,156)   (23,280)  (37,576)
                                                 --------  ---------  --------
      Balance, December 31...................... $106,937  $ 157,627  $274,215
                                                 ========  =========  ========

  Reserve quantities and revenues shown in the tables above for the Royalty were estimated from projections of reserves and revenues attributable to the combined MOI and Trust interests. Reserve quantities attributable to the Royalty were derived from estimates by allocating to the Royalty a portion of the total net reserve quantities of the interests, based upon gross revenue less production taxes. Royalty income related to the settlement with PNM is not included in the royalty income for 1992 because it does not relate to production for that year and is not included in estimated future net cash flows. Because the reserve quantities attributable to the Royalty are estimated using an allocation of the reserves, any changes in prices or costs will result in changes in the estimated reserve quantities allocated to the Royalty. Therefore, the reserve quantities estimated will vary if different future price and cost assumptions occur. The future net cash flows were determined without regard to future federal income tax credits available to production from coal seam wells.

  December average prices of $1.36 per Mcf of conventional gas, $0.85 per Mcf of coal seam gas and $17.24 per Bbl of oil were used at December 31, 1995 in determining future net revenue. The downward revision is primarily due to lower gas prices in 1995.

  An average price of $1.56 per Mcf and $13.78 per barrel were used at December 31, 1994, in determining estimated future net revenues. The downward revision was primarily due to lower gas prices in 1994.

  An average price of $2.14 per Mcf and $10.94 per barrel were used at December 31, 1993, in determining estimated future net revenues.

  The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 1995, 1994 and 1993 (in thousands except amounts per Unit):

                                1995               1994               1993
                         ------------------ ------------------ ------------------
                         ESTIMATED          ESTIMATED          ESTIMATED
                          FUTURE   PRESENT   FUTURE   PRESENT   FUTURE   PRESENT
                            NET    VALUE AT    NET    VALUE AT    NET    VALUE AT
                          REVENUE    10%     REVENUE    10%     REVENUE    10%
                         --------- -------- --------- -------- --------- --------
Total Proved............ $184,055  $106,937 $287,401  $157,627 $500,013  $274,215
                         ========  ======== ========  ======== ========  ========
Proved Developed........ $175,824  $104,378 $265,477  $149,241 $464,132  $261,536
                         ========  ======== ========  ======== ========  ========
Total Proved Per Unit...    $3.95     $2.29    $6.17     $3.38   $10.73     $5.88
                         ========  ======== ========  ======== ========  ========

  Proved reserve quantities are estimates based on information available at the time of preparation and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of those reserves may be substantially different from the above estimates. Moreover, the present values shown above should not be considered as the market values of such oil and gas reserves or the costs that would be incurred to acquire equivalent reserves. A market value determination would include many additional factors.

REGULATION

  Many aspects of the production, pricing and marketing of crude oil and natural gas are regulated by federal and state agencies. The Federal Energy Regulatory Commission ("FERC") is primarily responsible for federal regulation of natural gas.

 Natural Gas Regulation

  The interstate transportation and sale for resale of natural gas is subject to federal governmental regulation, including regulation of tariffs charged and various other matters, by FERC. The Natural Gas Wellhead Decontrol Act of 1989 terminated federal price controls on wellhead sales of domestic natural gas on January 1, 1993.

  In 1992, FERC issued Orders Nos. 636 and 636-A, which generally opened access to interstate gas pipelines by requiring such pipelines to "unbundle" their transportation services and allow shippers to choose and pay for only the services they require, regardless of whether the shipper purchases gas from such pipelines or from other suppliers. These orders also require upstream pipelines to permit downstream pipelines to assign upstream capacity to their shippers and place analogous, unbundled access requirements on the downstream pipelines.

 Coal Seam Tax Credit

  The Trust began receiving royalty income from coal seam wells beginning in 1989. Under Section 29 of the Internal Revenue Code, production from coal seam gas wells drilled prior to January 1, 1993, qualifies for the federal income tax credit for producing non-conventional fuels. This tax credit for 1995 was approximately $1.01 per MMBtu and applies to production through the year 2002. Each Unit holder must determine his pro rata share of such production based upon the number of Units owned during each month of the year and apply the tax credit against his own income tax liability, but such credit may not reduce his regular liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase his credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the
Section 29 credit in any other circumstances.

 Other Regulation

  The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, environmental protection, occupational safety, resource conservation and equal employment opportunity.

ITEM 3. LEGAL PROCEEDINGS

  For information concerning legal proceedings, Notes 5 and 6 of the Notes To Financial Statements at pages 12 through 15 of the Trust's Annual Report to security holders for the year ended December 31, 1995 are herein incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

  The information under "Units Of Beneficial Interest" at page 2 of the Trust's Annual Report to security holders for the year ended December 31, 1995, is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                        FOR THE YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------
                             1995        1994        1993        1992        1991
                          ----------- ----------- ----------- ----------- -----------
Royalty income..........  $15,156,292 $23,280,188 $37,576,121 $32,494,453 $21,639,360
Distributable income....   13,790,101  22,632,493  36,760,797  31,705,994  21,142,738
Distributable income per
 Unit...................     0.295867    0.485584    0.788710    0.680257    0.453621
Distributions per Unit..     0.295867    0.485584    0.788710    0.680257    0.453621
Total assets, December
 31.....................   70,554,982  75,531,405  82,701,203  90,372,116  94,236,689

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  The "Trustee's Discussion and Analysis" and "Results Of The 4th Quarters of 1995 and 1994" at pages 6, 7 and 8 of the Trust's Annual Report to security holders for the year ended December 31, 1995, are herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements of the Trust and the notes thereto at page 10 et seq., of the Trust's Annual Report to security holders for the year ended December 31, 1995, are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 1995.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unit holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

ITEM 11. EXECUTIVE COMPENSATION

  During the year ended December 31, 1995, the Trustee received total remuneration as follows:

            NAME OF INDIVIDUAL
               OR NUMBER OF                                             CASH
             PERSONS IN GROUP          CAPACITIES IN WHICH SERVED   COMPENSATION
            ------------------        ----------------------------- ------------
      Bank One, Texas, NA............ Trustee and Transfer Agent(1) $127,974(2)

- --------
(1) Effective October 1995, Harris Trust & Savings Bank became the transfer agent of the Trust.
(2) Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee's standard hourly rates for time in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision. The Trustee may also charge a transfer agency fee if acting in that capacity. Of the amount stated in the table above, $106,328 was in payment of the Trustee's administrative fee. The balance of $21,646 was in payment of the Trustee's transfer agency fee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners. The following table sets forth, as of December 31, 1995, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

                                                          AMOUNT AND
                                                          NATURE OF     PERCENT
                                                          BENEFICIAL      OF
                    NAME AND ADDRESS                      OWNERSHIP      CLASS
                    ----------------                   ---------------- -------
   Fund American Enterprises Holdings, Inc.(1)........ 10,994,876 Units  23.6%
     The 1820 House, Main Street
     Norwich, Vermont 05055
   Capital Guardian Trust Company(2)..................  3,809,400 Units   8.2%
     333 South Hope Street, 52nd Floor
     Los Angeles, California 90071

- --------
(1) This information was provided to the Securities and Exchange Commission and to the Trust in a Form 4 dated January 5, 1996, filed with the Securities and Exchange Commission by The Fund American Enterprises Holdings, Inc. ("FAEH") which indicated that these Units were owned by FAEH.
  According to such Form 4, FAEH owns such 10,994,876 Units indirectly:
  2,516,927 Units indirectly through its wholly-owned subsidiary FFOG, Inc., 8,242,949 Units indirectly through its wholly-owned subsidiary Fund
  American Enterprises, Inc. ("FAE") and 235,000 Units indirectly through
  FAE's wholly-owned subsidiary White Mountain Holdings, Inc. and certain of its wholly-owned subsidiaries.
  The Form 4 filed by FAEH with the Securities and Exchange Commission may be reviewed for more detailed information concerning the matters summarized herein.
(2) This information was provided to the Securities and Exchange Commission and to the Trust in Amendment 2 to Schedule 13G dated February 9, 1996, filed jointly with the Securities and Exchange Commission by The Capital Group Companies, Inc. ("Capital Group") and Capital Guardian Trust Company ("Capital Guardian"). Capital Guardian is a bank wholly-owned operating subsidiary of Capital Group. Capital Guardian exercised investment discretion with respect to the 3,809,400 Units which were owned by various institutional investors. Capital Group disclaims beneficial ownership of such Units pursuant to Rule 13d-4 of the Securities Exchange Act of 1934. Both Capital Group and Capital Guardian report sole voting power over 3,054,400 Units and sole dispositive power over 3,809,400 Units.
  The Amendment 2 to Schedule 13G filed by Capital Group and Capital Guardian with the Securities and Exchange Commission may be reviewed for more detailed information concerning the matters summarized herein.

  (b) Security Ownership of Management. The Trustee owns beneficially no securities of the Trust. In various fiduciary capacities, Bank One, Texas, NA owned as of December 31, 1995 an aggregate of 24,538 Units with the sole right to vote 8,386 of these Units and shared right to vote 16,152 of these Units. Such Bank disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank One, Texas, NA.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 1995 and Item 12(b) for information concerning Units owned by Bank One, Texas, NA in various fiduciary capacities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this Report:

FINANCIAL STATEMENTS

  Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 1995:

    Independent Auditors' Report

    Statements of Assets, Liabilities and Trust Corpus

    Statements of Distributable Income

    Statements of Changes in Trust Corpus

    Notes to Financial Statements

FINANCIAL STATEMENT SCHEDULES

  Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

EXHIBITS

   (4)(a) --San Juan Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The Fort Worth National Bank
           (now Bank One, Texas, NA), as Trustee, heretofore filed as Exhibit
           4(a) to the Trust's Annual Report on Form 10-K to the Securities and
           Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
      (b) --Net Overriding Royalty Conveyance from Southland Royalty Company to
           The Fort Worth National Bank (now Bank One, Texas, NA), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as
           Exhibit 4(b) to the Trust's Annual Report on Form 10-K to the
           Securities and Exchange Commission for the fiscal year ended
           December 31, 1980, is incorporated herein by reference.*
  (13) --Registrant's Annual Report to security holders for fiscal year ended December 31, 1995.**
  (23) --Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
  (27)    --Financial Data Schedule.**

- --------
  * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, Texas, NA, P.O. Box 2604, Fort Worth, Texas 76113.
 ** Filed herewith

REPORTS ON FORM 8-K

  During the last quarter of the Trust fiscal year ended December 31, 1995, one report on Form 8-K was filed with the Securities and Exchange Commission by the Trust. This Form 8-K relates to the lawsuit filed in New Mexico referenced in "Item 3. Legal Proceedings" herein.

  The Form 8-K dated December 1, 1995, reported that with regard to the lawsuit filed by the Trustee of the Trust against MOI and Southland Royalty in the state district court in Santa Fe County, New Mexico, in Cause No. SF94-1982(c), a hearing was held on November 17, 1995 regarding the Trustee's motion for leave to file its Second Amended Complaint. Such motion was granted by the court. The Trustee filed the Second Amended Complaint to more fully particularize the pleadings, the nature of the claims of liability in the case, and the facts supporting alter ego and single business enterprise liability and fraudulent concealment as it pertains to the defendants' statute of limitations defense and to assert the following additional claims for relief: breach of express good faith duty, constructive fraud, unjust enrichment and prima facie tort and to add claims in the alternative of intentional interference with contract and of conspiracy. A copy of such Second Amended Complaint was attached as an exhibit to the Form 8-K.

  It was also reported that a hearing had been held on a motion filed by MOI and Southland Royalty seeking a continuance of the February 1996 trial setting. Such motion was granted at a hearing held on November 28, 1995. Trial is now scheduled to begin July 15, 1996.

  No financial statements were required to be filed in connection with the filing of this Form 8-K.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     Bank One, Texas, NA
                                        Trustee of the San Juan Basin Royalty
                                         Trust

                                                /s/ Lee Ann Anderson
                                     By________________________________________
                                                 (Lee Ann Anderson)
                                                   Vice President

Date: April 15, 1996

              (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                           EXHIBIT                              PAGE
 -------                          -------                          ------------
    (4)(a) --San Juan Basin Royalty Trust Indenture dated
            November 3, 1980, between Southland Royalty Company
            and The Fort Worth National Bank (now Bank One,
            Texas, NA), as Trustee, heretofore filed as Exhibit
            4(a) to the Trust's Annual Report on Form 10-K to
            the Securities and Exchange Commission for the
            fiscal year ended December 31, 1980, is incorporated
            herein by reference.*
       (b) --Net Overriding Royalty Conveyance from Southland
            Royalty Company to The Fort Worth National Bank (now
            Bank One, Texas, NA), as Trustee, dated November 3,
            1980 (without Schedules), heretofore filed as
            Exhibit 4(b) to the Trust's Annual Report on Form
            10-K to the Securities and Exchange Commission for
            the fiscal year ended December 31, 1980, is
            incorporated herein by reference.*
   (13)    --Registrant's Annual Report to security holders for
            fiscal year ended
            December 31, 1995.**
   (23)    --Consent of Cawley, Gillespie & Associates, Inc.,
            reservoir engineer.**
   (27)    --Financial Data Schedule**

- --------
 * A copy of this Exhibit is available to any Unit holder, at the active cost of reproduction, upon written request to the Trustee, Bank One, Texas, NA, P.O. Box 2604, Fort Worth, Texas 76113.
** Filed herewith