Form 10-Q
period 1996-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 1996-05-15
CIK 319655

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            Form 10-Q



        Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934



          For the Quarterly Period Ended March 31, 1996


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

Number of units of beneficial interest outstanding at May 15, 1996:
46,608,796
- ----------
                          Page 1 of 14


                  SAN JUAN BASIN ROYALTY TRUST

                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 1996, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1996 and 1995 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a review of the condensed financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 included herein.

                               -2-

INDEPENDENT ACCOUNTANTS' REPORT

Bank One, Texas, N.A. as Trustee for the
 San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of March 31, 1996 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1995, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated April 11, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1995 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


DELOITTE & TOUCHE LLP

May 10, 1996

                               -3-

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                     March 31           December 31,
ASSETS                                                                 1996                 1995
                                                                    (Unaudited)
Cash and short-term investments                                     $ 1,166,161         $   421,446
Net overriding royalty interests in producing oil and
 gas properties (net of accumulated amortization of
 $64,784,149 and $63,141,992 at March 31, 1996
 and December 31, 1995, respectively)                                68,491,379          70,133,536
                                                                    -----------         -----------
                                                                    $69,657,540         $70,554,982
                                                                    ===========         ===========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders (Note 3)                       $ 1,166,161         $   421,446
Commitments and contingencies (Note 3)
Trust corpus - 46,608,796 Units of beneficial
 interest authorized and outstanding                                 68,491,379          70,133,536
                                                                    -----------         -----------
                                                                    $69,657,540         $70,554,982
                                                                    ===========         ===========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                    -------------------------------
                                                                        1996               1995
Royalty income                                                      $ 4,707,617         $ 4,476,479
Interest income                                                           6,507               7,785
                                                                    -----------         -----------
                                                                      4,714,124           4,484,264

General and administrative expenditures                                 787,774             261,756
                                                                    -----------         -----------

Distributable income                                                $ 3,926,350         $ 4,222,508
                                                                    ===========         ===========
Distributable income per Unit (46,608,796 Units)                    $   .084239         $   .090595
                                                                    ===========         ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                               -4-

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                   -----------------------------------
                                                                       1996               1995
Trust corpus, beginning of period                                  $70,133,536         $74,942,040
Amortization of net overriding royalty interest                     (1,642,157)         (1,063,369)
Distributable income                                                 3,926,350           4,222,508
Distributions declared                                              (3,926,350)         (4,222,508)
                                                                    -----------         -----------

Trust corpus, end of period                                        $68,491,379          $73,878,671
                                                                   ============         ===========

The accompanying notes to condensed financial statements are an integral part of this statement.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF ACCOUNTING

    The San Juan Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

    - Royalty income recorded for a month is the amount computed and paid by the working interest owner, Meridian Oil Inc. ("MOI"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

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

    The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus.

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

    The Trust began receiving royalty income from coal seam wells beginning in 1989. Under Section 29 of the Internal Revenue Code, production from coal seam gas wells drilled prior to January 1, 1993, qualifies for the federal income tax credit for producing non-conventional fuels. This tax credit was approximately $1.01 per MMBtu for the year 1995 and is adjusted for inflation annually. The credit currently applies to production through the year 2002. Each Unit holder must determine his pro rata share of such production based upon the number of Units owned during each month of the year and apply the tax credit against his own income tax liability, but such credit may not reduce his regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase his credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the
    Section 29 credit in any other circumstances.

    The classification of the Trust's income for purposes of the passive loss rules may be important to a Unit holder. As a result of the Tax Reform Act of 1986, royalty income will generally be treated as portfolio income and will not reduce passive losses.

3.  COMMITMENTS AND CONTINGENCIES

    On June 4, 1992, the Trustee filed suit against MOI and Southland Royalty Company ("Southland")in state district court in Rio Arriba County, New Mexico. In a decision filed August 8, 1994, the Supreme Court of New Mexico ruled that venue was not proper in Rio Arriba County and remanded the case for dismissal without prejudice to its refiling. In its ruling, the Supreme Court of New Mexico also ruled that venue was proper in Santa Fe County, New Mexico. Such decision did not relate to merits of the Trust's claims. The Trustee refiled the lawsuit in Santa Fe County, New Mexico on August 31, 1994.

    Effective January 1, 1996, Southland, a wholly-owned subsidiary of MOI, was merged with and into MOI, by which action the separate corporate existence of Southland ceased and MOI survived and succeeded to the ownership of all the assets, has the rights, powers and privileges and assumed all of the liabilities and obligations of Southland. MOI is the operator of the Trust Properties.

    The principal asset of the Trust consists of a 75% net overriding royalty carved out of certain of MOI's oil and gas leasehold and royalty interests in the San Juan Basin located in San Juan, Rio Arriba and Sandoval counties of northwestern New Mexico (the "Trust Properties").

    The claims asserted on behalf of the Trust in the Santa Fe County, New Mexico, lawsuit now include breach of contract, breach of the covenant of good faith and fair dealing, breach of express good faith duty, constructive fraud, unjust enrichment, prima facie tort, intentional interference with contract and conspiracy. The relief sought includes compensatory and punitive damages, an accounting and a permanent injunction relating to the operation of the Trust Properties.

    In response to the Trustee's lawsuit, Southland, now MOI, filed suit on August 7, 1992, against the Trustee in probate court in Tarrant County, Texas. The lawsuit seeks declaratory relief that:
    (I) the rights and duties of the Trustee be governed in accordance with and by the terms and provisions of the trust instruments which establish the Trust as well as the Texas Trust Code, (II) the Trustee cannot object to MOI's reports or audits after 180 days, (III) the interests held by the Trust are not subject to partition, and (IV) the Trust is without standing to remove MOI as operator of the Trust properties. The lawsuit also seeks to remove Bank One, Texas, N.A. as Trustee.

    MOI has filed a counterclaim in the Santa Fe County lawsuit, seeking declaratory relief that (I) Southland's remitting payment to the Trustee constitutes good faith compliance with its obligation and duties to the Trust; (II) the profits realized by the subsidiaries of MOI on the resale or treatment of gas is immaterial; (III) MOI, or its subsidiaries, are not required to grant the Trust a discounted fee or rate for gathering and processing services; (IV) the Trustee does not have the power or authority to take exception to the quarterly or annual reports and audits by Southland, and such reports and audits are correct as rendered; and (V) Southland is entitled to its costs, attorneys' fees and such other relief as the Court deems just and proper.

    On June 5, 1995, the Trustee announced that non-binding mediation, which had been ongoing with regard to the lawsuit filed in Santa Fe County, New Mexico, was not successful in resolving the claims asserted by the Trust. Trial is currently set in the Santa Fe County, New Mexico, lawsuit for July 15, 1996.

    A resolution of the Santa Fe County, New Mexico, lawsuit favorable to the Trust could possibly have a material effect on distributable income depending upon the nature and terms of the resolution.

                             ******

Item 2.Trustee's Discussion and Analysis

Three Months Ended March 31, 1996 and 1995

During the first quarter of 1996 the San Juan Basin Royalty Trust received royalty income of $4,707,617. Distributable income consists of royalty income plus interest income less administrative expenses. Interest income for the quarter was $6,507 and administrative expenses were $787,774. Thus, distributable income totaled $3,926,350. Based on 46,608,796 Units outstanding, the per Unit distributions were as follows:


       January                       $ .028138
       February                        .031081
       March                           .025020
                                     ---------
       Quarter Total                 $ .084239



The amount distributed to Unit holders in the first quarter of 1996 was less than the $.090595 distributed in the first quarter of 1995. The decrease was primarily attributable to a decrease in the average gas price from $1.50 per Mcf for the first quarter of 1995 to $1.17 per Mcf for the first quarter of 1996 and higher administrative expenses. The tax credit relating to production from coal seam wells totaled approximately $.04 per Unit for the first quarter of 1996 compared to $.03 per Unit for the first quarter of 1995.

Interest income for the first quarter of 1996 was less than the $7,785 in the first quarter of 1995 due to decreased funds available for investment and lower interest rates. Administrative expenses of $787,774 were higher in the first three months of 1996 as compared to $261,756 in the first quarter of 1995, primarily as the result of differences in the timing of payment of certain expenses and increases for legal consulting, accounting and financial services relating to litigation involving Bank One, Texas, N.A., as Trustee, Meridian Oil Inc. ("MOI") and Southland Royalty Company ("Southland"). (See Note 5 to Financial Statements in the Trust's 1995 Annual Report for further information on such litigation.)

Capital expenditures incurred by MOI, attributable to the properties from which the Royalty was carved, for the first quarter of 1996 amounted to $1,374,090. Capital expenditures were $2,294,638 for the first quarter of 1995. The decease in 1996 was primarily due to a decrease in drilling activities.

Lease operating expenses and property taxes totaled approximately $2,660,000 for the first quarter of 1996 compared to approximately $2,340,000 for the first quarter of 1995. The increase in lease operating expense was due primarily to normal inflation and an increase in overall activity.

In the first quarter of 1996, 1 gross (.5 net) coal seam well was completed on the properties from which the Royalty was carved. There were 3 gross (.81 net) coal seam wells in progress on March 31, 1996.
Two gross (1.59 net) coal seam wells were recavitated, and 4 gross
(.17 net) coal seam well recavitations were in progress through March 31, 1996. There were 7 gross (1.14 net) conventional wells completed and 7 gross (1.15 net) conventional wells in progress. Six gross (3.88 net) conventional wells were recompleted, and 2 gross (.75 net) conventional recompletions were in progress through March 31, 1996. In the first quarter of 1995, 3 gross (1.04 net) coal seam wells and 14 gross (2.46 net) conventional gas wells were completed on the properties from which the Royalty was carved. Three gross (3.00 net) coal seam wells were recavitated and 16 gross (4.74 net) conventional wells were recompleted through March 31, 1995. There were 4 gross (2.39 net) coal seam wells and 11 gross (5.85 net) conventional wells in progress on March 31, 1995. Unit holders are referred to "Description of the Properties" in the Trust's 1995 Annual Report for further information concerning MOI's coal seam well drilling program in the San Juan
Basin. This program includes properties in which the Trust owns an interest.

Royalty income for the Trust for the quarter ended March 31, 1996 is associated with actual gas and oil production during November 1995 through January 1996 from the properties from which the Royalty was carved. Gas and oil sales for the quarters ended March 31, 1996 and 1995 were as follows:

                                                                         1996                   1995
PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Gas:
 Total sales (Mcf)                                                     9,661,249              7,799,765
 Mcf per day                                                             105,014                 84,780
 Average price (per Mcf)                                                   $1.17                  $1.50

Oil:
 Total sales (Bbls)                                                       20,079                 16,054
 Bbls per day                                                                218                    175
 Average price (per Bbl)                                                  $18.10                 $13.96

ROYALTIES:
Gas sales (Mcf)                                                        4,439,622              3,266,783
Oil sales (Bbls)                                                           9,116                  7,017


Coal seam gas production increased from 3,310,457 Mcf in the first quarter of 1995 to 3,984,792 Mcf in the first quarter of 1996.
The price received for gas production decreased during the first quarter of 1996 primarily due to lower prices being paid by Meridian Oil Trading, Inc., a subsidiary of MOI that markets a substantial portion of the Trust's gas.

The price received per barrel of oil in the first quarter of 1996 was higher than that received in the first quarter of 1995 due to increases in the posted prices. Since the gas and oil sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), those production volumes do not provide a meaningful comparison.

CALCULATION OF ROYALTY INCOME

Royalty income received by the Trust for the three months ended
March 31, 1996 and 1995 was computed as shown in the following table:

                                                                          1996                   1995
Gross proceeds of sales from the properties from
 which the net overriding royalty was carved:

 Gas proceeds                                                          $11,264,797           $11,671,158
 Oil proceeds                                                              363,515               224,177
                                                                       -----------           -----------

Total                                                                   11,628,312            11,895,335
                                                                       -----------           -----------

Less production costs:
 Severance tax - Gas                                                     1,274,815             1,271,066
 Severance tax - Oil                                                        43,035                21,115
 Lease operating expense and property tax                                2,659,548             2,339,878
 Capital expenditures                                                    1,374,091             2,294,638
                                                                        ----------            ----------
Total                                                                    5,351,489             5,926,697
                                                                        ----------            ----------
Net profits                                                              6,276,823             5,968,638
Net overriding royalty interest                                                 75%                   75%
                                                                        ----------            ----------

Royalty income                                                          $4,707,617            $4,476,479
                                                                        ==========            ==========

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 4, 1992, the Trustee of the San Juan Basin Royalty Trust (the "Trust"), filed suit against Meridian Oil Inc. ("MOI") and Southland Royalty Company ("Southland") in state district court in Rio Arriba County, New Mexico, Cause No. RA 92-1211(C). In a decision filed August 8, 1994, the Supreme Court of New Mexico ruled that venue was not proper in Rio Arriba County and remanded the case for dismissal without prejudice to its refiling. In its ruling, the Supreme Court of New Mexico also ruled that venue was proper in Santa Fe County, New Mexico. Such decision did not relate to merits of the Trust's claims. The Trustee refiled the lawsuit in Santa Fe County, New Mexico on August 31, 1994, in Cause No. SF 94-1982(C).

         Effective January 1, 1996, Southland, a wholly-owned subsidiary of MOI, was merged with and into MOI, by which action the separate corporate existence of Southland ceased and MOI survived and succeeded to the ownership of all the assets, has the rights, powers and privileges and assumed all of the liabilities and obligations of Southland.

         The principal asset of the Trust consists of a seventy-five percent (75%) net overriding royalty interest carved out of certain of MOI's oil and gas leasehold and royalty interests in the San Juan Basin located in San Juan, Rio Arriba and Sandoval counties of northwestern New Mexico (the "Trust Properties"). MOI is the operator of the Trust Properties.

         The claims asserted on behalf of the Trust in the Santa Fe County, New Mexico, lawsuit now include breach of contract, breach of the covenant of good faith and fair dealing, breach of express good faith duty, constructive fraud, unjust enrichment, prima facie tort, intentional interference with contract and conspiracy. The relief sought includes compensatory and punitive damages, an accounting and a permanent injunction relating to the operation of the Trust Properties.

         In response, Southland, now MOI, filed suit on August 7, 1992 against the Trustee in probate court in Tarrant County, Texas, Cause No. 92-1927-2. The lawsuit seeks declaratory relief that: (i) the rights and duties of the Trustee be governed in accordance with and by the terms and provisions of the trust instruments which established the Trust as well as the Texas Trust Code, (ii) the Trustee cannot object to MOI's reports or audits after 180 days, (iii) the interests held by the Trust are not subject to partition, and (iv) the Trust is without standing to remove MOI as operator of the Trust properties. The lawsuit also seeks to remove Bank One, Texas, N.A. as Trustee.

         MOI has filed a counterclaim in the Santa Fe County lawsuit, seeking declaratory relief that (i) Southland's remitting payment to the Trustee constitutes good faith compliance with its obligation and duties to the Trust; (ii) the profits realized by the subsidiaries of MOI on the resale or treatment of gas is immaterial; (iii) MOI, or its subsidiaries, are not required to grant the Trust a discounted fee or rate for gathering and processing services; (iv) the Trustee does not have the power or authority to take exception to the quarterly or annual reports and audits by Southland, and such reports and audits are correct as rendered; and (v) Southland is entitled to its costs, attorneys' fees and such other relief as the Court deems just and proper.

         On June 5, 1995, the Trustee announced that non-binding mediation, which had been ongoing with regard to the lawsuit filed in Santa Fe County, New Mexico, was not successful in resolving the claims asserted by the Trust. Trial is currently set in the Santa Fe County, New Mexico, lawsuit for July 15, 1996.

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

                        BANK ONE, TEXAS, N.A. AS TRUSTEE FOR THE SAN
                        JUAN BASIN ROYALTY TRUST

                        By    /s/  LEE ANN ANDERSON
                          ------------------------------------------
                                  Lee Ann Anderson
                                  Vice President

Dated as of May 15, 1996


       (The Trust has no directors or executive officers.)

                        INDEX TO EXHIBITS

                                                                                     Sequentially
   Exhibit                                                                             Numbered
   Number                                   Exhibit                                     Page
   (4)(a)   San Juan Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The Fort Worth National
            Bank (now Bank One, Texas, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10 K to
            the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

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

                              -15-


