Form 10-Q
period 1996-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 1996-08-14
CIK 319655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



               For the Quarterly Period Ended June 30, 1996


                         Commission File No. 1-8032



                        SAN JUAN BASIN ROYALTY TRUST


Texas                                                  I.R.S. No. 75-6279898


                  Bank One, Texas, NA, Trust Department
                              P. O. Box 2604
                         Fort Worth, Texas 76113

                       Telephone Number 817/884-4630



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----     -----

Number of units of beneficial interest outstanding at August 14, 1996:
46,608,796

                      SAN JUAN BASIN ROYALTY TRUST

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, Texas, NA as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 1996, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1996 and 1995 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

Bank One, Texas, NA as Trustee
   for the San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of June 30, 1996 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1995, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated April 11, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1995 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

DELOITTE & TOUCHE LLP

August 1, 1996

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
- - - ------------------------------------------------------------
                                                                                         June 30,             December 31,
ASSETS                                                                                     1996                   1995
                                                                                        (Unaudited)
Cash and short-term investments                                                          $   311,128          $   421,446
Net overriding royalty interest in producing
oil and gas properties (net of accumulated
amortization of $66,496,694 and $63,141,992
at June 30, 1996 and December 31, 1995)                                                  66,778,834           70,133,536
                                                                                         -----------          -----------
                                                                                         $67,089,962          $70,554,982
                                                                                         ===========          ===========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders (Note 3)                                            $   311,128          $   421,446
Commitments and contingencies (Note 3)
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                                                    66,778,834           70,133,536
                                                                                         -----------          -----------
                                                                                         $67,089,962          $70,554,982
                                                                                         ===========          ===========
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                                  Three Months Ended                            Six Months Ended
                                                       June 30,                                      June 30,
                                         ------------------------------------       -------------------------------------
                                            1996                    1995                  1996                   1995
Royalty income (Note 3)                   $4,047,512             $5,457,704              $8,755,129            $9,934,182
Interest income                                7,325                 11,247                  13,832                19,032
                                          ----------             ----------              ----------           -----------
                                            4,054,83              5,468,951               8,768,961             9,953,214

General and administrative
   expenditures                            1,111,813                415,185               1,899,587               676,941
                                          ----------             ----------              ----------           -----------
Distributable income                      $2,943,024             $5,053,766              $6,869,374            $9,276,274
                                          ==========             ==========              ==========           ===========

Distributable income per Unit
(46,608,796 Units)                        $  .063143             $  .108430              $  .147382            $  .199025
                                          ==========             ==========              ==========            ==========

The accompanying notes to condensed financial statements are an integral part of this statement.

                                      -4-

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
- - - -----------------------------------------------------------

                                                          Three Months Ended                       Six Months Ended
                                                              June 30,                                  June 30,
                                                     1996                  1995                  1996               1995
                                                  ---------------------------------        --------------------------------
Trust corpus, beginning of period                 $68,491,379          $73,878,671         $70,133,536         $74,942,040
Amortization of net overriding
    royalty interest                               (1,712,545)          (1,709,590)         (3,354,702)         (2,772,959)
Distributable income                                2,943,024            5,503,766           6,869,374           9,276,274
Distributions declared                             (2,943,024)          (5,503,766)         (6,869,374)         (9,276,274)
                                                  -----------          -----------          ----------         -----------

Trust corpus, end of period                       $66,778,834          $72,169,081         $66,778,834         $72,169,081
                                                  ===========          ===========         ===========         ===========

The accompanying notes to condensed financial statements are an integral part of this statement.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.        BASIS OF ACCOUNTING

The San Juan Basin Royalty Trust ("Trust") was established as of
November 1, 1980. The financial statements of the Trust are prepared on the following basis:

          - Royalty income recorded for a month is the amount computed and paid by the interest owner, Burlington Resources Oil & Gas Company ("Burlington"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

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

3.        COMMITMENTS AND CONTINGENCIES

On June 4, 1992, the Trustee filed suit against Meridian Oil Inc. ("MOI") and Southland Royalty Company ("Southland")in state district court in Rio Arriba County, New Mexico. In a decision filed August 8, 1994, the Supreme Court of New Mexico ruled that venue was not proper in Rio Arriba County and remanded the case for dismissal without prejudice to its refiling. In its ruling, the Supreme Court of New Mexico also ruled that venue was proper in Santa Fe County, New Mexico. Such decision did not relate to merits of the Trust's claims. The Trustee refiled the lawsuit in Santa Fe County, New Mexico on August 31, 1994.

Effective January 1, 1996, Southland, a wholly-owned subsidiary of MOI, was merged with and into MOI, by which action the separate corporate existence of Southland ceased and MOI survived and succeeded to the ownership of all the assets, has the rights, powers and privileges and assumed all of the liabilities and obligations of Southland. Subsequent to the merger, MOI changed its name to Burlington Resources Oil & Gas
Company ("Burlington").

The principal asset of the Trust consists of a 75% net overriding royalty carved out of certain of Burlington's oil and gas leasehold and royalty interests in the San Juan Basin located in San Juan, Rio Arriba and Sandoval counties of northwestern New Mexico (the "Trust Properties"). Burlington is the operator of the Trust Properties.

The claims asserted on behalf of the Trust in the Santa Fe County, New Mexico, lawsuit now include breach of contract, breach of the covenant of good faith and fair dealing, breach of express good faith duty, constructive fraud, unjust enrichment, prima facie tort, intentional interference with contract and conspiracy. The relief sought includes compensatory and punitive damages, an accounting and a permanent injunction relating to marketing and production from the Trust Properties.

In response to the Trustee's lawsuit, Southland, now Burlington, filed suit on August 7, 1992, against the Trustee in probate court in Tarrant County, Texas. The lawsuit seeks declaratory relief that: (I) the rights and duties of the Trustee be governed in accordance with and by the terms and provisions of the trust instruments which establish the Trust as well as the Texas Trust Code, (II) the Trustee cannot object to Burlington's reports or audits after 180 days, (III) the interests held by the Trust are not subject to partition, and (IV) the Trust is without standing to remove Burlington as operator of the Trust Properties. The lawsuit also seeks to remove Bank One, Texas, N.A. as Trustee.

Burlington has filed a counterclaim in the Santa Fe County lawsuit, seeking declaratory relief that (I) Burlington's remitting payment to the Trustee constitutes good faith compliance with its obligation and duties to the Trust; (II) the profits realized by the subsidiaries of Burlington on the resale or treatment of gas is immaterial; (III) Burlington, or its subsidiaries, are not required to grant the Trust a discounted fee or rate for gathering and processing services; (IV) the Trustee does not have the power or authority to take exception to the quarterly or annual reports and audits by Burlington, and such reports and audits are correct as rendered; and (V) Burlington is entitled to its costs, attorneys' fees and such other relief as the Court deems just and proper.

On June 5, 1995, the Trustee announced that non-binding mediation, which had been ongoing with regard to the lawsuit filed in Santa Fe County, New Mexico, was not successful in resolving the claims asserted by the Trust. The matter was set for trial commencing July 15, 1996.

On July 19, 1996, the Trustee announced that by agreement of the parties the trial of the lawsuit had been continued to an unspecified future date. Settlement negotiations are continuing in that litigation, and a tentative agreement has been reached on underpayment of royalty claims and the resolution of certain issues relative to lease operating expense, gas gathering and processing and reporting and auditing. The focus of negotiations at this time is the mechanism for the marketing of Trust gas going forward. None of the preliminary agreements will become final unless and until the marketing issues are resolved. However, taking into account the potential that the settlement negotiations may ultimately fail, at the request of the Trustee, the lawsuit has been rescheduled for trial. The Trustee has been advised by its legal counsel that the matter may be reached as early as September 9, 1996. (See Note 5 to Financial Statements in the Trust's 1995 Annual Report for further information regarding such litigation.)

A resolution of the Santa Fe County, New Mexico, lawsuit favorable to the Trust could possibly have a material effect on distributable income depending upon the nature and terms of the resolution.

                              * * * * * *

Item 2.   Trustee's Discussion and Analysis

THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995:

The San Juan Basin Royalty Trust received royalty income of $4,047,512 and interest income of $7,325 during the second quarter of 1996. After deducting administrative expenses of $1,111,813, distributable income for the quarter was $2,943,024 ($.063143 Unit). In the second quarter of 1995, royalty income was $5,457,704, interest income was $11,247, administrative expenses were $415,185 and distributable income was $5,053,766 ($.108430 per Unit). The tax credit relating to production from coal seam wells totaled approximately $.04 per Unit for the second quarter of 1996 and $.03 per Unit for the second quarter of 1995.
Based on 46,608,796 Units outstanding during the second quarter of 1996, the per Unit distributions were as follows:

          April                                                 $ .032135
          May                                                     .024333
          June                                                    .006675
                                                               ----------
          Quarter Total                                         $ .063143
                                                               ==========

The royalty income distributed in the second quarter of 1996 was lower than that distributed in the second quarter of 1995 primarily due to increased administration expenses and a decrease in the average gas price. Interest earnings for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995, were lower primarily due to decreased funds available for investment. Administrative expenses increased primarily due to increases for legal, consulting, accounting and financial services relating to litigation filed by Bank One, Texas, N.A., as Trustee, against Meridian Oil Inc. (now known as Burlington Resources Oil & Gas Company ("Burlington")) and Southland Royalty Company in the state district court of Santa Fe County, New Mexico, in Cause No. SF94-1982(c). Settlement negotiations are continuing in that litigation, and tentative agreement has been reached on underpayment of royalty claims and the resolution of certain issues relative to lease operating expense, gas gathering and processing and reporting and auditing. The focus of negotiations at this time is the mechanism for the marketing of Trust gas going forward. None of the preliminary agreements will become final unless and until the marketing issues are resolved. (See Note 5 to Financial Statements in the Trust's 1995 Annual Report for further information regarding such litigation.)

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved for the second quarter of 1996 were reported by Burlington as $1,288,864 versus
$735,105 for the second quarter of 1995. Lease operating expenses and property taxes were $3,108,603 for the second quarter of 1996 as compared to $2,404,568 for the second quarter of 1995.

Burlington has informed the Trustee that during the second quarter of 1996, 1 gross (.004 net) conventional well was completed on the properties from which the Royalty was carved. There were 2 gross (.25 net) coal seam and 8 gross (1.32 net) conventional wells in progress at June 30, 1996. Four gross (3.08 net) coal seam wells were recavitated in the second quarter of 1996. Two gross (.66 net) conventional well recompletions and 6 gross (.16 net) coal seam well recavitations were in progress at June 30, 1996. One gross (.50 net) coal seam well and 7 gross (3.23 net) conventional gas wells were completed on the properties from which the Royalty was carved during the second quarter of 1995. On June 30, 1995, 4 gross (2.39 net) coal seam wells and 7 gross (2.77 net) conventional wells were in progress. Two gross (2.00 net) coal seam wells and 6 gross (2.79 net) conventional wells were recompleted during the second quarter of 1995.

Unit holders are referred to "Description of the Properties" in the Trust's 1995 Annual Report for further information concerning
Burlington's coal seam gas well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

Gas and oil sales from the properties from which the Royalty was carved for the quarters ended June 30, 1996 and 1995 were as follows:

                                                                             1996              1995
PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Gas:
      Total sales (Mcf)                                                    9,885,383           8,752,030
      Mcf per day                                                            109,838              98,337
      Average price (per Mcf)                                                  $1.09               $1.31
Oil:
      Total sales (Bbls)                                                      19,475              18,965
      Bbls per day                                                               216                 213
      Average price (per Bbl)                                                 $20.13              $15.36

ROYALTIES:
Gas sales (Mcf)                                                            4,064,427           4,594,490
Oil sales (Bbls)                                                               8,128               9,925

Royalty income for the Trust for the second quarter ended June 30, 1996 is associated with actual oil and gas production during February through April from the properties from which the Royalty was carved. Since the oil and gas production attributable to the Royalty is based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts do not provide a meaningful comparison.

During the second quarter of 1996, gas prices were lower than during the second quarter of 1995, primarily due to decreased spot market prices. Gas production increased in 1996 as compared to 1995 primarily due to the recompletion or recavitation of existing wells and the successful institution of a compression program involving the Trust Properties located within Federal Unit 30-6. The average oil price for the second quarter of 1996 was higher than that in the second quarter of 1995 primarily due to increases in the posted prices.

SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995:

For the six months ended June 30, 1996 distributable income was $6,869,374 ($.147382 per Unit) which was less than the $9,276,274
($.199025 Unit) of income distributed during the same period in 1995.
The decrease resulted primarily from an increase in administrative expenses and a decrease in gas prices. Interest income for the six months ended June 30, 1996 was $13,832 compared to $19,032 during the first six months of 1995. This decrease is due to a decrease in funds available for investment. General and administrative expenses during the 1996 period were $1,899,587 compared to $676,941 during the 1995 period primarily due to the payment of certain expenses and increases for legal, consulting, accounting and financial services relating to litigation filed by Bank One, Texas, N.A., as Trustee, against Burlington and Southland Royalty Company.

Capital expenditures incurred by Burlington, attributable to the properties from which the Royalty was carved, for the first six months of 1996 amounted to $2,662,955. Capital expenditures were $3,029,743 for the first six months of 1995.

Lease operating expenses and property taxes totaled approximately
$5,768,151 for the first six months of 1996 compared to $4,744,446 for the first six months of 1995.

Burlington advised the Trustee that during the six months ended June 30, 1996, 8 gross (1.144 net) conventional gas wells and 1 gross (.5 net) coal seam gas wells were completed on the properties from which the Royalty was carved. Six gross (4.67 net) coal seam and 8 gross (4.54 net) conventional wells were recompleted during the first six months of 1996. During the six months ended June 30, 1995, 21 gross (5.69 net) conventional gas well and 4 gross (1.54 net) coal seam gas wells were completed on the properties from which the Royalty was carved. Five gross (5.00 net) coal seam wells and 22 gross (7.53 net) conventional wells were recompleted during the first six months of 1995.

For the six months ended June 30, 1996 and 1995 comparative gas and oil production is as follows:

                                                                      1996                       1995

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Gas:
      Total sales (Mcf)                                              19,546,632               16,551,795
      Mcf per day                                                       107,399                   91,446
      Average price (per Mcf)                                             $1.13                    $1.40

Oil:
      Total sales (Bbls)                                                 39,554                   35,019
      Bbls per day                                                          217                      193
      Average price (per Bbl)                                            $18.94                   $14.72

ROYALTIES:
Gas sales (Mcf)                                                       8,504,049                7,861,273
Oil sales (Bbls)                                                         17,244                   16,942

The first six months production figures are associated with actual oil and gas production during November 1995 through April 1996 from the properties from which the Royalties were carved. During the first six months of 1996, gas prices were lower than during the first six months of 1995, primarily due to decreased spot market prices. Gas production increased primarily due to the recompletion or recavitation of existing wells and the successful institution of a compression program involving the Trust Properties located within Federal Unit 30-6. The average oil price for the first six months of 1996 was higher than that for the first six months of 1995 primarily due to higher posted prices. Since the oil and gas production attributable to the Royalties is based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts do not provide a meaningful comparison.

ROYALTY CALCULATION:

Royalty income received by the Trust for the three months and six months ended June 30, 1966 and 1995, respectively, was computed as shown in the following table:

                                                        Three Months Ended                   Six Months Ended
                                                              June 30,                           June 30,
                                                 --------------------------------------------------------------------
                                                     1996               1995               1996               1995
Gross proceeds of sales from the
    properties from which the net
    overriding royalty was carved:

    Gas proceeds                                  $10,781,798       $11,432,999        $22,046,595        $23,104,157
    Oil proceeds                                      395,525           291,317            759,040            515,494
                                                  -----------       -----------        -----------        -----------

Total                                              11,177,323        11,724,316         22,805,635         23,619,651
                                                  -----------       -----------        -----------        -----------

Less production costs:
    Severance tax - Gas                             1,342,394         1,278,604          2,617,209          2,549,670
    Severance tax - Oil                                40,779            29,101             83,814             50,216
    Lease operating expenses and
      property tax                                  3,108,603         2,404,568          5,768,151          4,744,446
    Capital expenditures                            1,288,864            735,105         2,662,955          3,029,743
                                                 ------------       -----------        -----------        -----------

Total                                               5,780,640         4,447,378         11,132,129         10,374,075
                                                 ------------       -----------        -----------        -----------

Net profits                                         5,396,683         7,276,938         11,673,506         13,245,576
                                                 ------------       -----------        -----------        -----------

Net overriding royalty interest                           75%               75%                75%                75%
                                                 ------------       -----------        -----------        -----------

Royalty income                                   $  4,047,512       $ 5,457,704        $ 8,755,129        $ 9,934,182
                                                 ============       ===========        ===========        ===========

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

Effective January 1, 1996, Southland, a wholly-owned subsidiary of MOI, was merged with and into MOI, by which action the separate corporate existence of Southland ceased and MOI survived and succeeded to the ownership of all the assets, has the rights, powers and privileges and assumed all of the liabilities and obligations of Southland. Subsequent to the merger, MOI changed its name to Burlington Resources Oil & Gas Company ("Burlington").

The principal asset of the Trust consists of a seventy-five percent
(75%) net overriding royalty interest carved out of certain of Burlington's oil and gas leasehold and royalty interests in the San Juan Basin located in San Juan, Rio Arriba and Sandoval counties of northwestern
New Mexico (the "Trust Properties"). Burlington is the operator of the Trust Properties.

The claims asserted on behalf of the Trust in the Santa Fe County, New Mexico, lawsuit now include breach of contract, breach of the covenant of good faith and fair dealing, breach of express good faith duty, constructive fraud, unjust enrichment, prima facie tort, intentional interference with contract and conspiracy. The relief sought includes compensatory and punitive damages, an accounting and a permanent injunction relating to marketing the production from the Trust Properties.

In response to the Trustee's lawsuit, Southland, now Burlington, filed suit on August 7, 1992 against the Trustee in probate court in Tarrant County, Texas, Cause No. 92-1927-2. The lawsuit seeks declaratory relief that: (i) the rights and duties of the Trustee be governed in accordance with and by the terms and provisions of the trust instruments which established the Trust as well as the Texas Trust Code, (ii) the Trustee cannot object to Burlington's reports or audits after 180 days, (iii) the interests held by the Trust are not subject to partition, and (iv) the Trust is without standing to remove Burlington as operator of the Trust Properties. The lawsuit also seeks to remove Bank One, Texas, N.A. as Trustee.

Burlington has filed a counterclaim in the Santa Fe County lawsuit, seeking declaratory relief that (I) Burlington's remitting payment to the Trustee constitutes good faith compliance with its obligation and duties to the Trust; (ii) the profits realized by the subsidiaries of Burlington on the resale or treatment of gas is immaterial; (iii) Burlington, or its subsidiaries, are not required to grant the Trust a discounted fee or rate for gathering and processing services; (iv) the Trustee does not have the power or authority to take exception to the quarterly or annual reports and audits by Burlington, and such reports and audits are correct as rendered; and (v) Burlington is entitled to its costs, attorneys' fees and such other relief as the Court deems just and proper.

On June 5, 1995, the Trustee announced that non-binding mediation, which had been ongoing with regard to the lawsuit filed in Santa Fe County, New Mexico, was not successful in resolving the claims asserted by the Trust. The matter was set for trial commencing July 15, 1996.

On July 19, 1996, the Trustee announced that by agreement of the parties the trial of the lawsuit had been continued to an unspecified future date. Settlement negotiations are continuing in that litigation, and a tentative agreement has been reached on underpayment of royalty claims and the resolution of certain issues relative to lease operating expense, gas gathering and processing and reporting and auditing. The focus of negotiations at this time is the mechanism for the marketing of Trust gas going forward. None of the preliminary agreements will become final unless and until the marketing issues are resolved. However, taking into account the potential that the settlement negotiations may ultimately fail, at the request of the Trustee, the lawsuit has been rescheduled for trial. The Trustee has been advised by its legal counsel that the matter may be reached as early as September 9, 1996. (See Note 5 to Financial Statements in the Trust's 1995 Annual Report for further information regarding such litigation.)

A resolution of this matter favorable to the Trust could possibly have a material effect on distributable income depending upon the nature and terms of the resolution.

Items 2-5           Not Applicable

Item 6.             Exhibits and Reports on Form 8-K

(a)                 Exhibits

(4)(a) San Juan Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The Fort Worth National Bank (now Bank One, Texas, NA), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

(4)(b) Net Overriding Royalty Conveyance from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The Fort Worth National Bank (now Bank One, Texas, NA), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

(27)      Financial Data Schedule

(b)       Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BANK ONE, TEXAS, NA, AS TRUSTEE FOR
                                        THE SAN JUAN BASIN ROYALTY TRUST


                                        By  /s/  LEE ANN ANDERSON
                                          ---------------------------------
                                          Lee Ann Anderson
                                          Vice President

Date:  August 14, 1996


          (The Trust has no directors or executive officers.)

                              INDEX TO EXHIBITS


                                                            Sequentially
Exhibit                                                     Numbered
Number                        Exhibit                       Page

(4)(a)        San Juan Basin Royalty Trust Indenture
              dated November 3, 1980, between Southland
              Royalty Company (now Burlington Resources
              Oil & Gas Company) and The Fort Worth
              National Bank (now Bank One, Texas, N.A.), as Trustee, heretofore filed as Exhibit
              (4)(a) to the Trust's Annual Report on
              Form 10-K to the Securities and Exchange
              Commission for the fiscal year ended
              December 31, 1980 is incorporated herein by reference.*


(4)(b)        Net Overriding Royalty Conveyance from
              Southland Royalty Company (now Burlington
              Resources Oil & Gas Company) to The Fort
              Worth National Bank (now Bank One, Texas,
              N.A.), as Trustee, dated November 3, 1980
              (without Schedules), heretofore filed as
              Exhibit (4)(b) to the Trust's Annual
              Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

(27)          Financial Data Schedule **


* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, Texas, N.A., P.O. Box 2604, Fort Worth, Texas 76113.
**        Filed herewith.