Form 10-Q
period 1996-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 1996-11-14
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



               For the Quarterly Period Ended September 30, 1996


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

Number of units of beneficial interest outstanding at November 14, 1996:
46,608,796
----------

                          SAN JUAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, Texas, NA as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 1996, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1996 and 1995 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 included herein.

INDEPENDENT ACCOUNTANTS' REPORT



Bank One, Texas, NA as Trustee for the
 San Juan Basin Royalty Trust:

We have made a review of the condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of September 30, 1996 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1995, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated April 11, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1995 is fairly stated in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

DELOITTE & TOUCHE LLP

November 1, 1996

SAN JUAN  BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
-------------------------------------------------------------------------------

                                                             September 30,       December 31,
                                                                 1996                1995
                                                              (Unaudited)
ASSETS
Cash and short-term investments                               $21,157,781         $   421,446
Net overriding royalty interests in producing oil and
  gas properties (net of accumulated amortization of
  $68,159,170 and $63,141,992 at September 30, 1996
  and December 31, 1995, respectively)                         65,116,358          70,133,536
                                                              -----------         -----------

                                                              $86,274,139         $70,554,982
                                                              ===========         ===========

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders (Note 3)                 $21,157,781         $   421,446
Commitments and contingencies (Note 3)
Trust corpus - 46,608,796 Units of beneficial
   interest authorized, issued and outstanding                 65,116,358          70,133,536
                                                              -----------         -----------

                                                              $86,274,139         $70,554,982
                                                              ===========         ===========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
-------------------------------------------------------------------------------

                                        Three Months Ended                  Nine Months Ended
                                           September 30,                       September 30,
                                    ----------------------------        ----------------------------
                                        1996             1995               1996             1995
Royalty income (Note 3)             $24,135,208      $ 3,542,265        $32,890,337      $13,476,447
Interest income                           4,093            9,400             17,925           28,432
                                    -----------      -----------        -----------      -----------
                                     24,139,301        3,551,665         32,908,262       13,504,879

General and administrative
   costs                              1,348,584          219,876          3,248,171          896,817
                                    -----------      -----------        -----------      -----------

Distributable income                $22,790,717      $ 3,331,789        $29,660,091      $12,608,062
                                    ===========      ===========        ===========      ===========

Distributable income per Unit
   (46,608,796 Units)               $   .488979      $   .071482        $   .636361      $   .270507
                                    ===========      ===========        ===========      ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
-------------------------------------------------------------------------------

                                        Three Months Ended                  Nine Months Ended
                                           September 30,                       September 30,
                                    ----------------------------        ----------------------------
                                        1996             1995               1996             1995
Trust corpus, beginning of period   $66,778,834      $72,169,081        $70,133,536      $79,942,040
Amortization of net overriding
 royalty interest                    (1,662,476)      (1,341,751)        (5,017,178)      (4,114,710)
Distributable income                 22,790,717        3,331,789         29,660,091       12,608,062
Distributions declared              (22,790,717)      (3,331,789)       (29,660,091)     (12,608,062)
                                    -----------      -----------        -----------      -----------

Trust corpus, end of period         $65,116,358      $70,827,330        $65,116,358      $70,827,330
                                    ===========      ===========        ===========      ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.   BASIS OF ACCOUNTING

     The San Juan Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

     . Royalty income recorded for a month is the amount computed and paid by the interest owner, Burlington Resources Oil & Gas Company ("Burlington"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

     . Trust expenses recorded are based on liabilities paid and cash reserves established from royalty income for liabilities and contingencies.

     .  Distributions to Unit holders are recorded when declared by the Trustee.

     . The conveyance which transferred the overriding royalty interests to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits.

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

3.   ROYALTY INCOME

     Royalty income for the quarter ended September 30, 1996, is comprised of $4,313,203, which represents the net overriding royalty interest in the net profits of the properties from which the net overriding royalty was carved, and $19,822,005 paid to the Trust as a result of the settlement of litigation involving Bank One, Texas, NA, as Trustee, Meridian Oil Inc. and Southland Royalty Company.

                                    ******

ITEM 2.  TRUSTEE'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The San Juan Basin Royalty Trust received royalty income of $24,135,208 and interest income of $4,093 during the third quarter of 1996. Royalty income for the quarter included $19,822,005 paid to the Trust as a result of the settlement of litigation involving Bank One, Texas, NA, as Trustee, Meridian Oil Inc., now known as Burlington Resources Oil & Gas Company ("Burlington"), and Southland Royalty Company (the "Litigation"). After deducting administrative expenses of $1,348,584, distributable income for the third quarter was $22,790,717, or $.488979 per Unit. In the third quarter of 1995, royalty income was $3,542,265, interest income was $9,400, administrative expenses were $219,876 and distributable income was $3,331,789, or $.071482 per Unit. Based on 46,608,796 Units outstanding, the per Unit distributions for the third quarter of 1996 were as follows:

        July                                 $  .026470
        August                                  .008565
        September                               .453944
                                             ----------
        Quarter Total                        $  .488979
                                             ==========

The tax credit relating to production from coal seam wells totaled approximately $.03 per Unit for each of the third quarters of 1996 and 1995.

Royalty income for the third quarter of 1996 was higher than that in the third quarter of 1995 due to increased prices for gas and oil and the receipt of the settlement amount. Interest income was lower in the third quarter of 1996 as compared to the third quarter of 1995 primarily due to decreased interest rates. Administrative expenses were higher in the third quarter of 1996 as compared to the third quarter of 1995 primarily due to increased expenses relating to the Litigation mentioned above.

The Trustee announced on September 4, 1996, the settlement of the Litigation. The Litigation, which was filed in the state district court of Santa Fe County, New Mexico, Cause No. SF 94-1982(c), was dismissed on September 12, 1996.

The claims asserted on behalf of the Trust in the Litigation included breach of contract, breach of the covenant of good faith and fair dealing, breach of express good faith duty, constructive fraud, unjust enrichment, prima facie tort, intentional interference with contract and conspiracy. The relief sought included compensatory and punitive damages, an accounting and an injunction relating to marketing the production from the properties from which the Royalty was carved (the "Trust Properties"). Burlington denied and continues to deny the allegations made against it in the Litigation, but the parties agreed to settle the Litigation as outlined below.

Burlington agreed (i) to pay $19,750,000 in cash plus interest earnings thereon from September 5, 1996, in settlement of underpayment of royalty claims of the Trust; and (ii) commencing in 1997, to credit the Trust with $250,000 per year for five years as an offset against lease operating expenses chargeable to the Trust. Burlington also agreed to make certain adjustments that represent cost reductions favorable to the Trust in the ongoing charges for coal seam gas gathering and treating on Burlington's Val Verde system. Additionally, the Trustee and Burlington established a formal protocol intended to provide the Trustee and its representatives improved access to Burlington's books and records applicable to the Trust Properties.

Agreement was also reached regarding marketing arrangements for the sale of Trust gas, oil and natural gas liquids products going forward as follows:

1) Burlington's pre-existing contract with a third-party purchaser as pertains to baseload gas volumes in the firm amount of 45,000 MMBtu per day will remain effective for a period of one year from July 1, 1996. Negotiations for the sale of these volumes after June 30, 1997, will be entered into prior to the expiration of the primary term of that contract;

2) The remaining volumes of Trust gas will be marketed by an independent marketer, El Paso Energy Marketing Company ("El Paso"), a subsidiary of El Paso Energy Corporation, beginning October 1, 1996, under an arrangement which provides for a sharing of amounts, if any, earned in excess of established gas price thresholds. El Paso's compensation for its marketing services will consist solely of its proportionate part of any amount for which the gas is sold in excess of the thresholds. Burlington's contract with El Paso is for a two-year term beginning October 1, 1996, subject to renewal by agreement of the parties;

3) Burlington will continue to market the Trust oil and natural gas liquids but will remit to the Trust actual proceeds from such sales. Burlington will no longer use posted prices as the basis for calculating proceeds to the Trust nor make a deduction for marketing fees associated with sales of oil or natural gas liquids products; and

4) The marketer of the Trust gas will have access to Burlington's current gas transportation, gathering, processing and treating agreements with third parties through the remainder of their primary terms. Additionally, El Paso may utilize Burlington's Natural Gas Company pipeline to pipelines in West Texas for up to 13,333 MMBtu per day of gas produced from Trust properties for a period of one year commencing October 1, 1996.

Confidentiality agreements with purchasers of the gas produced from the Trust Properties prohibit public disclosure of certain terms and conditions of gas sales contracts with those entities, including specific pricing terms, gas receipt points, etc. Such disclosure could compromise the ability of the marketer to compete effectively in the marketplace for the sale of gas produced from the Trust Properties.

The $19,750,000 plus interest (totaling $19,822,005 or .425285 per unit of beneficial interest) was paid to the Trust on September 30 and distributed on October 15, 1996, to unit holders of record as of September 30, 1996. (See Note 5 to Financial Statements in the Trust's Annual Report for 1995 for further information on the Litigation.)

Capital costs incurred by Burlington for the third quarter of 1996 amounted to $2,563,836, as compared to $1,116,789 for the third quarter of 1995. The increased capital costs in 1996 were primarily attributable to increased drilling and development activity. Lease operating expenses and property taxes attributable to the Trust Properties were $3,178,857 for the third quarter of 1996 compared to $2,937,729 for the third quarter of 1995.

In the third quarter of 1996, Burlington advised the Trustee that 1 gross (.83 net) conventional well was recompleted and 7 gross (.29 net) coal seam wells were recavitated through September 30, 1996. Three gross (.23 net) conventional gas wells and 1 gross (.16 net) coal seam well were completed on the Trust Properties during the third quarter of 1996. There were 7 gross (.30 net) coal seam wells and 11 gross (2.06 net) conventional wells in progress on September 30, 1996.

In the third quarter of 1995, 3 gross (.67 net) conventional wells were completed on the Trust properties. Thirty-three gross (8.21 net) conventional wells and 8 gross (2.59 net) coal seam wells were recompleted through September 30, 1995. There were 4 gross (2.39 net) coal seam wells and 7 gross (2.24 net) conventional wells in progress on September 30, 1995.

Unit holders are referred to "Description of the Properties" in the Trust's Annual Report for 1995 for further information concerning Burlington's coal seam well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

Gas and oil sales for the quarters ended September 30, 1996 and 1995, were as follows:

                                                       1996         1995
PROPERTIES FROM WHICH THE ROYALTY WAS CARVED:

Gas:
 Total Mcf                                           10,656,613   8,905,543
 Mcf per day                                            115,833      96,799
 Average price (per Mcf)                                  $1.18       $1.08

Oil:
 Total Bbls                                              24,538      22,314
 Bbls per day                                               267         243
 Average price (per Bbl)                                 $19.15      $13.82

ATTRIBUTABLE TO THE ROYALTY:

Gas sales (Mcf)                                       3,945,599   3,605,926
Oil sales (Bbls)                                          9,288       8,819

The third quarter production figures are associated with actual oil and gas production during May through July. In the third quarter of 1996, gas prices for sales from the Trust Properties were higher primarily due to increased spot market prices. Production from coal seam wells on such properties totaled 4,534,093 Mcf during the third quarter of 1996, compared to 3,423,885 Mcf during the third quarter of 1995. The average oil price for the third quarter of 1996 was higher than that for the third quarter of 1995, primarily as a result of increases in the posted prices. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent upon such factors as price and costs (including capital expenditures), the production amounts do not provide a meaningful comparison.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

For the nine months ended September 30, 1996, distributable income was $29,660,091 ($.636361 per Unit) which was more than the $12,608,062 ($.270507 per Unit) of income distributed during the same period in 1995. Royalty income decreased from $13,476,447 in the first nine months of 1995 as compared to $13,068,332 in the first nine months of 1996 primarily as a result of decreases in the average price of gas. For the nine month period ended September 30, 1996, the tax credit relating to production from coal seam wells totaled approximately $.10 per Unit in comparison to $.09 per Unit for the same period in 1995. Interest income for the nine months ended September 30, 1996 was $17,925 compared to $28,432 during the first nine months of 1995. The decrease in interest income was due to the decrease in funds available for investment.

Capital costs incurred for the nine month period ending September 30, 1996 were $5,226,791. For the first nine months of 1995, capital expenditures totaled $4,146,532. The increase was due primarily to increased drilling activity. Burlington advised that during the nine months ended September 30, 1996, 2 gross (.66 net) coal seam and 11 gross (1.37 net) conventional productive wells were completed on Trust Properties. Thirteen gross (4.96 net) coal seam wells and 9 gross (5.37 net) conventional wells were recompleted through September 30, 1996. There were 7 gross (.30 net) coal seam wells and 11 gross (2.06 net) conventional wells in progress at September 30, 1996. For the corresponding 1995 period, 4 gross (1.54 net) coal seam and 24 gross (6.36 net) conventional productive wells were drilled on the Trust Properties. Thirteen gross (7.59 net) coal seam wells and 33 gross (8.21 net) conventional wells were recompleted through September 30, 1995. There were 4 gross (2.39 net) coal seam wells and 7 gross (2.24 net) conventional wells in progress at September 30, 1995.

Lease operating expenses and property taxes totaled approximately $8,947,008 for the first nine months of 1996 compared to $7,682,175 for the first nine months of 1995.

For the nine months ended September 30, 1996 and 1995, gas and oil sales compared as follows:

                                                       1996         1995

PROPERTIES FROM WHICH THE ROYALTY WAS CARVED:

Gas:
 Total sales (Mcf)                                   30,203,245   25,457,338
 Mcf per day                                            110,231       93,250
 Average price (per Mcf)                                  $1.15        $1.29

Oil:
 Total sales (Bbls)                                      64,092       57,333
 Bbls per day                                               234          210
 Average price (per Bbl)                                 $19.17       $14.37

ATTRIBUTABLE TO THE ROYALTY:
 Gas sales (Mcf)                                     12,449,648   11,467,199
 Oil sales (Bbls)                                        26,532       25,761

The first nine months production figures are associated with actual oil and gas production during November 1995 through July 1996. The average price of gas sold from the properties from which the Royalty was carved decreased from $1.29 per Mcf to $1.15 per Mcf primarily as a result of lower spot market prices in 1996. The average price per barrel of oil increased due to higher posted prices. Since the oil and gas sales attributable to the Royalty is based on an allocation formula that is dependent upon such factors as price and costs (including capital expenditures), the production amounts do not provide a meaningful comparison.

ROYALTY CALCULATION:

Royalty income received by the Trust for the three months and nine months ended September 30, 1996 and 1995, respectively, was computed as shown in the following table:

                                        Three Months Ended                  Nine Months Ended
                                           September 30,                       September 30,
                                    ----------------------------        ----------------------------
                                        1996             1995               1996             1995
Gross proceeds of sales
   from the properties from
   which the net overriding
   royalty was carved:

   Gas proceeds                     $12,563,259      $9,621,865         $34,609,854      $32,726,022
   Oil proceeds                         469,868         308,458           1,228,908          823,952
   Other proceeds                                         2,592                                2,592
                                    -----------      ----------         -----------      -----------

           Total                     13,033,127       9,932,915          35,838,762       33,552,566
                                    -----------      ----------         -----------      -----------

Less production costs:
   Severance tax - Gas                1,430,319       1,120,850           4,047,528        3,670,520
   Severance tax - Oil                   50,089          34,527             133,903           84,743
   Lease operating expenses
      and property tax                3,178,857       2,937,729           8,947,008        7,682,175
   Capital expenditures               2,563,836       1,116,789           5,226,791        4,146,532
   Other                                 59,089                              59,089
                                    -----------      ----------         -----------      -----------

           Total                      7,282,190       5,209,895          18,414,319       15,583,970
                                    -----------      ----------         -----------      -----------

Net profits                           5,750,937       4,723,020          17,424,443       17,968,596
                                    -----------      ----------         -----------      -----------

Net overriding royalty
   interest                                  75 %            75 %                75 %             75 %
                                    -----------      ----------         -----------      -----------

Royalty income                      $ 4,313,203      $3,542,265         $13,068,332      $13,476,447
                                    ===========      ==========         ===========      ===========


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The information called for is disclosed in Item 2 of Part I and is incorporated into this Part II by reference.

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

                (27)   Financial Data Schedule

           (b)  Reports on Form 8-K

                The San Juan Basin Royalty Trust (the "Trust") filed one report on Form 8-K during the three-month period ended September 30, 1996. The item reported was the settlement of the litigation (the "Litigation") filed by Bank One, Texas, NA, as Trustee of the Trust against Meridian Oil Inc. (now known as Burlington Resources Oil & Gas Company) and Southland Royalty Company in the state district court of Santa Fe County, New Mexico in Cause No. SF 94-1982(c). For a more particular description of the Litigation, see Item 2 of Part I hereof. The report on Form 8-K was dated September 20, 1996. No financial statement was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BANK ONE, TEXAS, NA, AS TRUSTEE FOR THE
                             SAN JUAN BASIN ROYALTY TRUST



                                    By    LEE ANN ANDERSON
                                       ----------------------------------------
                                          Lee Ann Anderson
                                           Vice President

Dated as of November 14, 1996


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

**  Filed herewith.