Form 10-Q
period 1997-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 1997-05-15
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended March 31, 1997


                           Commission File No. 1-8032



                          SAN JUAN BASIN ROYALTY TRUST


Texas                                                   I.R.S. No. 75-6279898


                    Bank One, Texas, N.A., Trust Department
                                 P. O. Box 2604
                            Fort Worth, Texas 76113

                         Telephone Number 817/884-4630



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

Number of units of beneficial interest outstanding at May 15, 1997:   46,608,796
                                                                      ----------

                          SAN JUAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 1997, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1997 and 1996 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a review of the condensed financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

Bank One, Texas, N.A. as Trustee for the
  San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of March 31, 1997 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




DELOITTE & TOUCHE LLP

May 9, 1997

SAN JUAN  BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
---------------------------------------------------------------------------------------------------------
                                                                       MARCH 31,          DECEMBER 31,
ASSETS                                                                   1997                1996
                                                                      (UNAUDITED)
Cash and short-term investments                                      $ 7,129,116         $ 3,127,828
Net overriding royalty interests in producing oil and
  gas properties (net of accumulated amortization of
  $72,638,317 and $70,467,380 at March 31, 1997
  and December 31, 1996, respectively)                                60,637,211          62,808,148
                                                                     -----------         -----------
                                                                     $67,766,327         $65,935,976
                                                                     ===========         ===========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders (Note 3)                        $ 7,129,116         $ 3,127,828
Commitments and contingencies (Note 3)
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                                60,637,211          62,808,148
                                                                     -----------         -----------
                                                                     $67,766,327         $65,935,976
                                                                     ===========         ===========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                    ---------------------------------
                                                                        1997                   1996

Royalty income                                                        $18,471,262        $4,707,617
Interest income                                                            27,657             6,507
                                                                      -----------         ---------
                                                                       18,498,919         4,714,124

General and administrative expenditures                                   231,502           787,774

Distributable income                                                  $18,267,417        $3,926,350
                                                                      ===========        ==========
Distributable income per Unit (46,608,796 Units)                      $   .391930        $  .084239
                                                                      ===========        ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               ---------------------------------
                                                                    1997               1996

Trust corpus, beginning of period                              $62,808,148       $70,133,536
Amortization of net overriding royalty interest                 (2,170,937)       (1,642,157)
Distributable income                                            18,267,417         3,926,350
Distributions declared                                         (18,267,417)       (3,926,350)
                                                               -----------       -----------
Trust corpus, end of period                                    $60,637,211       $68,491,379
                                                               ===========       ===========

The accompanying notes to condensed financial statements are an integral part of this statement.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF ACCOUNTING

   The San Juan Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

   . Royalty income recorded for a month is the amount computed and paid by the working interest owner, Burlington Resources Oil & Gas ("BROG"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

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

   The Trust began receiving royalty income from coal seam wells beginning in 1989. Under Section 29 of the Internal Revenue Code, production from coal seam gas wells drilled prior to January 1, 1993, qualifies for the federal income tax credit for producing non-conventional fuels. This tax credit was approximately $1.03 per MMBtu for the year 1996 and is adjusted for inflation annually. The credit currently applies to production through the year 2002. Production from wells drilled after

   December 31, 1979, but prior to January 1, 1993, to a formation beneath a qualifying coal seam formation which are later completed into such formation also qualifies for the tax credit. Each Unit holder must determine his pro rata share of such production based upon the number of Units owned during each month of the year and apply the tax credit against his own income tax liability, but such credit may not reduce his regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase his credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the
   Section 29 credit in any other circumstances.

   The classification of the Trust's income for purposes of the passive loss rules may be important to a Unit holder. As a result of the Tax Reform Act of 1986, royalty income will generally be treated as portfolio income and will not reduce passive losses.

                                     ******

ITEM 2.  TRUSTEE'S DISCUSSION AND ANALYSIS

FORWARD LOOKING INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe," or other words that convey the uncertainty of future events or outcomes.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

During the first quarter of 1997, the San Juan Basin Royalty Trust received royalty income of $18,471,262. Distributable income consists of royalty income plus interest income less administrative expenses. Interest income for the quarter was $27,657 and administrative expenses were $231,502. Thus, distributable income totaled $18,267,417. Based on 46,608,796 Units outstanding, the per Unit distributions during the first quarter of 1997 were as follows:

        January                                 $.101024
        February                                 .137950
        March                                    .152956
                                                --------

        Quarter Total                           $.391930
                                                ========

The amount distributed to Unit holders in the first quarter of 1997 was more than the $.084239 distributed in the first quarter of 1996. The increase was primarily attributable to an increase in the average gas price from $1.17 per Mcf for the first quarter of 1996 to $3.05 per Mcf for the first quarter of 1997 and lower administrative expenses in 1997. The tax credit relating to production from coal seam wells totaled approximately $.06 per Unit for the first quarter of 1997 compared to $.04 per Unit for the first quarter of 1996.

Interest income for the first quarter of 1997 was more than the $6,507 in the first quarter of 1996 due to increased funds available for investment and higher interest rates. Administrative expenses of $231,502 were lower in the first three months of 1997 as compared to $787,774 in the first quarter of 1996, primarily as a result of a decrease in the Trust's legal and other expenses relating to the settlement of litigation involving the Trust and Burlington Resources Oil & Gas Company ("BROG"). Unit holders are referred to "Trustee's Discussion and Analysis" in the Trust's Annual Report for 1996 for additional information regarding the settlement.

Capital expenditures incurred by BROG, attributable to the properties from which the Royalty was carved, for the first quarter of 1997 amounted to $2,320,206. Capital expenditures were $1,374,090 for the first quarter of 1996. The increase in capital expenditures in 1997 is primarily due to increased drilling activity.

In the first quarter of 1997, 13 gross (.51 net) conventional wells were completed on the properties from which the Royalty was carved. One gross (.84 net) coal seam well was recompleted and 4 gross (.55 net) coal seam wells were recavitated through March 31, 1997. There was one gross (.83 net) conventional well recompleted through March 31, 1997. There were 13 gross (2.15 net) conventional wells, 1 gross (.87 net) conventional well recompletion, 1 gross (.04 net) coal seam well and 4 gross (.16 net) recompletions to

Fruitland Coal from other formations in progress on March 31, 1997. In the first quarter of 1996, 1 gross (.5 net) coal seam well was completed on the properties from which the Royalty was carved. There were 3 gross (.81) coal seam wells in progress on March 31, 1996. Two gross (1.59 net) coal seam wells were recavitated, and 4 gross (.17 net) coal seam well recavitations were in progress through March 31, 1996. There were 7 gross (1.14 net) conventional wells completed and 7 gross (1.15 net) conventional wells in progress at March 31, 1996. Six gross (3.88 net) conventional wells were recompleted, and 2 gross (.75 net) conventional recompletions were in progress through March 31, 1996. Unit holders are referred to "Description of the Properties" in the Trust's Annual Report for 1996 for further information concerning BROG's coal seam well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

Royalty income for the quarter ended March 31, 1997 is associated with actual gas and oil production during November 1996 through January 1997 from the properties from which the Royalty was carved. Gas and oil sales for the quarters ended March 31, 1997 and 1996 were as follows:

                                                       1997         1996
PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Gas:
 Total sales (Mcf)                                   10,613,520   9,661,249
 Mcf per day                                            115,364     105,014
 Average price (per Mcf)                            $      3.05  $     1.17

Oil:
 Total sales (Bbls)                                      20,962      20,079
 Bbls per day                                               228         218
 Average price (per Bbl)                            $     22.64  $    18.10

ROYALTIES:
Gas sales (Mcf)                                       6,542,089   4,439,622
Oil sales (Bbls)                                         12,663       9,116

Coal seam gas production increased from 3,984,792 Mcf in the first quarter of 1996 to 5,020,207 Mcf in the first quarter of 1997. The price paid for gas production increased during the first quarter of 1997. Gas volumes increased in the first quarter of 1997 primarily due to the increased volumes from coal seam wells.

The price received per barrel of oil in the first quarter of 1997 was higher than that received in the first quarter of 1996. Lease operating expenses and property taxes totaled approximately $2,887,013 during the first quarter of 1997 compared to approximately $2,659,548 for the first quarter of 1996.

Since the gas and oil sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production volumes from properties from which the Royalty was carved do not provide a meaningful comparison to volumes attributable to the Royalty.

CALCULATION OF ROYALTY INCOME

Royalty income received by the Trust for the three months ended March 31, 1997 and 1996 was computed as shown in the following table:

                                                              1997               1996
Gross proceeds of sales from the properties from
   which the net overriding royalty was carved:
   Gas proceeds                                             $32,404,871     $11,264,797
   Oil proceeds                                                 474,537         363,515
                                                            -----------     -----------
Total                                                        32,879,408      11,628,312
                                                            -----------     -----------
Less production costs:
   Severance tax - Gas                                        2,994,864       1,274,815
   Severance tax - Oil                                           48,975          43,035
   Lease operating expense and property tax                   2,887,013       2,659,548
   Capital expenditures                                       2,320,206       1,374,091
                                                            -----------     -----------
Total                                                         8,251,058       5,351,489
                                                            -----------     -----------
Net profits                                                  24,628,350       6,276,823
Net overriding royalty interest                                      75 %            75 %
                                                            -----------     -----------
Royalty income                                              $18,471,262     $ 4,707,617
                                                            ===========     ===========

                          PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

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

Dated as of May 15, 1997


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