Form 10-Q
period 1997-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 1997-08-14
CIK 319655

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   Form 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended June 30, 1997


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

Number of units of beneficial interest outstanding at August 14, 1997:
46,608,796

                         SAN JUAN BASIN ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, Texas, NA as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 1997, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1996 and 1997 have been included.
The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

Bank One, Texas, NA as Trustee
 for the San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of June 30, 1997 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

DELOITTE & TOUCHE LLP

August 8, 1997

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                                                      June 30,    December 31,
ASSETS                                                                 1997           1996
                                                                    (Unaudited)
Cash and short-term investments                                     $ 2,893,637   $  3,127,828
Net overriding royalty interest in producing
   oil and gas properties (net of accumulated
   amortization of $74,048,424 and $70,467,380
   at June 30, 1997 and December 31, 1996, respectively)             59,227,104     62,808,148
                                                                    -----------   ------------

                                                                    $62,120,741   $ 65,935,976
                                                                    ===========   ============



LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                $ 2,893,637   $  3,127,828
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                               59,227,104     62,808,148
                                                                    -----------   ------------

                                                                    $62,120,741   $ 65,935,976
                                                                    ===========   ============



CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                      Three Months Ended         Six Months Ended
                                            June 30,                 June 30,
                                   -----------------------   ------------------------
                                      1997         1996          1997         1996

Royalty income                     $8,899,973   $4,047,512   $27,371,235   $8,755,129
Interest income                        26,888        7,325        54,545       13,832
                                   ----------   ----------   -----------   ----------

                                    8,926,861    4,054,837    27,425,780    8,768,961

General and administrative
   expenditures                       361,751    1,111,813       593,253    1,899,587
                                   ----------   ----------   -----------   ----------

Distributable income               $8,565,110   $2,943,024   $26,832,527   $6,869,374
                                   ==========   ==========   ===========   ==========

Distributable income per Unit
   (46,608,796 Units)              $  .183766   $  .063143   $   .575696   $  .147382
                                   ==========   ==========   ===========   ==========


The accompanying notes to condensed financial statements are an integral part of this statement.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------


                                             Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                        ---------------------------   ---------------------------
                                             1997           1996           1997           1996

Trust corpus, beginning of period       $ 60,637,211   $ 68,491,379   $ 62,808,148   $ 70,133,536
Amortization of net overriding
   royalty interest                       (1,410,107)    (1,712,545)    (3,581,044)    (3,354,702)
Distributable income                       8,565,110      2,943,024     26,832,527      6,869,374
Distributions declared                    (8,565,110)    (2,943,024)   (26,832,527)    (6,869,374)
                                        ------------   ------------   ------------   ------------

Trust corpus, end of period             $ 59,227,104   $ 66,778,834   $ 59,227,104   $ 66,778,834
                                        ============   ============   ============   ============


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

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF ACCOUNTING

   The San Juan Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

   . Royalty income recorded for a month is the amount computed and paid by the interest owner, Burlington Resources Oil & Gas Company ("BROG"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

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

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996:

The San Juan Basin Royalty Trust received royalty income of $8,899,973 and interest income of $26,888 during the second quarter of 1997. After deducting administrative expenses of $361,751, distributable income for the quarter was $8,565,110 ($.183766 Unit). In the second quarter of 1996, royalty income was $4,047,512, interest income was $7,325, administrative expenses were $1,111,813 and distributable income was $2,943,024 ($.063143 Unit). The tax credit relating to production from coal seam wells totaled approximately $.04 per Unit for the second quarter of 1997 and $.04 per Unit for the second quarter of 1996. Based on 46,608,796 Units outstanding, the per Unit distributions during the second quarter of 1997 were as follows:

April                                 $ .076326
May                                     .045357
June                                    .062083
                                      ---------

Quarter Total                         $ .183766
                                      =========

The royalty income distributed in the second quarter of 1997 was higher than that distributed in the second quarter of 1996 primarily due to an increase in the average gas price from $1.09 per Mcf for the second quarter of 1996 to $1.75 per Mcf for the second quarter of 1997. Interest earnings for the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996, were higher primarily due to increased funds available for investment and higher interest rates. Administrative expenses decreased, primarily as a result of decreased expenses relating to the settlement of litigation between the Trust and Burlington Resources Oil & Gas Company ("BROG"). Unit holders are referred to "Trustee's Discussion and Analysis" in the Trust's 1996 Annual Report for additional information regarding the settlement.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved for the second quarter of 1997 were reported by BROG as $1,793,762 versus $1,288,864 for the second quarter of 1996. BROG has informed the Trust that they have revised the estimate for the 1997 capital plan from $1.7 million reported in the Trust's 1996 Annual Report to $4.5 million. The revision is due to $1.0 million for facilities expenditures and an additional $1.8 million for 1997 projects, both of which were not included in the original estimate. Additionally, approximately $2.0 million has been or will be spent in 1997 for projects planned or begun in 1996. Lease operating expenses and property taxes were $2,767,104 for the second quarter of 1997 as compared to $3,108,603 for the second quarter of 1996.

BROG has informed the Trustee that during the second quarter of 1997, 16 gross (1.55 net) conventional wells were completed on the properties from which the Royalty was carved. There was 1 gross (.05 net) coal seam and 18 gross (.81 net) conventional wells in progress at June 30, 1997. One gross (.87 net) conventional well recompletion and 4 gross (.16 net) coal seam recompletions were in progress at June 30, 1997. One gross (.004 net) conventional well was completed on the properties from which the Royalty was carved in the second quarter of 1996. There were 2 gross (.25 net) coal seam and 8 gross (1.32 net) conventional wells in progress at June 30, 1996. Four gross (3.08 net) coal seam wells were recavitated in the second quarter of 1996. Two gross (.66 net) conventional well recompletions and 6 gross (.16 net) coal seam well recavitations were in progress at June 30, 1996.

Unit holders are referred to "Description of the Properties" in the Trust's 1996 Annual Report for further information concerning BROG's coal seam gas well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

Gas and oil sales from the properties from which the Royalty was carved and sales attributable to the Royalty for the quarters ended June 30, 1997 and 1996 were as follows:

                                                     1997             1996
PROPERTIES FROM WHICH THE ROYALTY WAS CARVED:
Gas:
    Total sales (Mcf)                            10,213,566        9,885,383
    Mcf per day                                     114,759          109,838
    Average price (per Mcf)                           $1.75            $1.09

Oil:
    Total sales (Bbls)                               27,524           19,475
    Bbls per day                                        309              216
    Average price (per Bbl)                          $19.06           $20.13

ROYALTY:
Gas sales (Mcf)                                   5,522,845        4,064,427
Oil sales (Bbls)                                     14,550            8,128

During the second quarter of 1997, gas prices were higher than during the second quarter of 1996. Gas production increased slightly in 1997 as compared to 1996. The price per barrel of oil during the second quarter of 1997 was lower than that received for the second quarter of 1996.

The second quarter sales figures are associated with actual oil and gas production during February through April from the properties from which the Royalty was carved. Since the oil and gas production attributable to the Royalty is based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the production amounts do not provide a meaningful comparison.

BROG's contract with a third-party purchaser as it pertains to baseload gas volumes in the firm amount of 45,000 MMBtu per day has been extended through December 31, 1997. Negotiations for the sale of these volumes after December 31, 1997, will be entered into prior to the expiration of the extended term of that contract. The remaining volumes of Trust gas continue to be marketed by El Paso Energy Marketing Company. Unit holders are referred to "Trustee's Discussion and Analysis" in the Trust's 1996 Annual Report for further information concerning the marketing of Trust gas.

SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996:

For the six months ended June 30, 1997 distributable income was $26,832,527 ($.575696 per Unit) which was greater than the $6,869,374 ($.147382 per Unit) of income distributed during the same period in 1996. The increase resulted primarily from an increase in gas prices. Interest income for the six months ended June 30, 1997 was $54,545 compared to $13,832 during the first six months of 1996. This increase is due to an increase in funds available for investment. General and administrative expenses decreased to $593,253 from $1,899,587 during the 1996 period primarily due to the settlement of litigation between the Trust and BROG. Unit holders are referred to "Trustee's Discussion and Analysis" in the Trust's 1996 Annual Report for additional information regarding the settlement.

Capital expenditures incurred by BROG, attributable to the properties from which the Royalty was carved, for the first six months of 1997 amounted to $4,113,968. Capital expenditures were $2,662,955 for the first six months of 1996.

Lease operating expenses and property taxes totaled $5,654,117 for the first six months of 1997 compared to $5,768,151 for the first six months of 1996.

BROG advised the Trustee that during the six months ended June 30, 1997, 29 gross (2.06 net) conventional gas wells were completed on the properties from which the Royalty was carved. One gross (.83 net) conventional well and 1 gross (.84 net) coal seam well were recompleted, and 4 gross (.55 net) coal seam wells were recavitated during the first six months of 1997. During the six months ended June 30, 1996, 8 gross (1.144 net) conventional gas wells and 1 gross (.5 net) coal seam gas well were completed on the properties from which the Royalty was carved. Six gross (4.67 net) coal seam and 8 gross (4.54 net) conventional wells were recompleted during the first six months of 1996.

For the six months ended June 30, 1997 and 1996 comparative gas and oil sales are as follows:

                                                       1997            1996

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Gas:
   Total sales (Mcf)                               20,827,086       19,546,632
   Mcf per day                                        115,067          107,399
   Average price (per Mcf)                            $  2.41          $  1.13

Oil:
   Total sales (Bbls)                                  48,486           39,554
   Bbls per day                                           268              217
   Average price (per Bbl)                            $ 20.61          $ 18.94

ROYALTY:
Gas sales (Mcf)                                    12,064,934        8,504,049
Oil sales (Bbls)                                       27,213           17,244

The first six months sales figures are associated with actual oil and gas production during November 1996 through April 1997 from the properties from which the Royalties were carved. During the first six months of 1997, gas prices were higher than during the first six months of 1996. The average oil price for the first six months of 1997 was higher than that for the first six months of 1996. Since the oil and gas production attributable to the Royalty is based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the production amounts do not provide a meaningful comparison.

ROYALTY CALCULATION:

Royalty income received by the Trust for the three months and six months ended June 30, 1997 and 1996, respectively, was computed as shown in the following table:


                                              Three Months Ended                Six Months Ended
                                                    June 30,                        June 30,
                                        ------------------------------   -----------------------------
                                             1997             1996            1997            1996

Gross  proceeds  of sales  from the
   properties  from  which the net
   overriding royalty was carved:


   Gas proceeds                         $  17,840,045    $  10,781,798   $  50,244,916   $  22,046,595
   Oil proceeds                               524,649          395,525         999,186         759,040
                                        -------------    -------------   -------------   -------------

Total                                      18,364,694       11,177,323      51,244,102      22,805,635
                                        -------------    -------------   -------------   -------------

Less production costs:
   Severance tax - Gas                      1,890,896        1,342,394       4,885,760       2,617,209
   Severance tax - Oil                         46,302           40,779          95,277          83,814
   Lease operating expenses and
      property tax                          2,767,104        3,108,603       5,654,117       5,768,151
   Capital expenditures                     1,793,762        1,288,864       4,113,968       2,662,955
                                        -------------    -------------   -------------   -------------

Total                                       6,498,064        5,780,640      14,749,122      11,132,129
                                        -------------    -------------   -------------   -------------

Net profits                                11,866,630        5,396,683      36,494,980      11,673,506
                                        -------------    -------------   -------------   -------------

Net overriding royalty interest                    75%             75%              75%             75%
                                        -------------    ------------    -------------   -------------

Royalty income                          $   8,899,973    $  4,047,512    $  27,371,235   $   8,755,129
                                        =============    ============    =============   =============

                          PART II - OTHER INFORMATION

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

                (27)   Financial Data Schedule

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BANK ONE, TEXAS, NA, AS TRUSTEE FOR
                                 THE SAN JUAN BASIN ROYALTY TRUST



                                        By  /s/ LEE ANN ANDERSON
                                          ----------------------------------
                                              Lee Ann Anderson
                                               Vice President

Date:  August 14, 1997


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