Form 10-Q
period 1997-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 1997-11-14
CIK 319655

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   Form 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



               For the Quarterly Period Ended September 30, 1997


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

Number of units of beneficial interest outstanding at November 14, 1997:
 46,608,796
 ----------

                         SAN JUAN BASIN ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

The condensed financial statements included herein have been prepared by Bank One, Texas, NA as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 1997, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1997 and 1996 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

Bank One, Texas, NA as Trustee for the
 San Juan Basin Royalty Trust:

We have made a review of the condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of September 30, 1997 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996 is fairly stated in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

DELOITTE & TOUCHE LLP

October 29, 1997

SAN JUAN  BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
-------------------------------------------------------------------------------


                                                                         SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                       1997               1996
                                                                          (UNAUDITED)
Cash and short-term investments                                          $ 3,129,326         $ 3,127,828
Net overriding royalty interests in producing oil and
 gas properties (net of accumulated amortization of
 $75,595,080 and $70,467,380 at September 30, 1997
 and December 31, 1996, respectively)                                     57,680,448          62,808,148
                                                                         -----------         -----------
                                                                         $60,809,774         $65,935,976
                                                                         ===========         ===========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                     $ 3,129,326         $ 3,127,828
Trust corpus - 46,608,796 Units of beneficial
 interest authorized, issued and outstanding                              57,680,448          62,808,148
                                                                         -----------         -----------
                                                                         $60,809,774         $65,935,976
                                                                         ===========         ===========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                     -------------------------------       ------------------------------
                                           1997             1996                1997             1996

Royalty income (Note 3)              $   9,763,541    $  24,135,208        $  37,134,776    $  32,890,337
Interest income                             21,669            4,093               76,214           17,925
                                     -------------    -------------        -------------    -------------
                                         9,785,210       24,139,301           37,210,990       32,908,262

General and administrative
   expenditures                            180,243        1,348,584              773,496        3,248,171
                                     -------------    -------------        -------------    -------------

Distributable income                 $   9,604,967    $  22,790,717        $  36,437,494    $  29,660,091
                                     =============    =============        =============    =============

Distributable income per Unit
   (46,608,796 Units)                $     .206076    $     .488979        $     .781772    $    .636361
                                     =============    =============        =============    =============

The accompanying notes to condensed financial statements are an integral part of this statement.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS  (UNAUDITED)
-------------------------------------------------------------------------------

                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                           ----------------------------        ---------------------------

                                                1997           1996                1997           1996
Trust corpus, beginning of period          $ 59,227,104    $ 66,778,834        $ 62,808,148   $ 70,133,536
Amortization of net overriding
   royalty interest                          (1,546,656)     (1,662,476)         (5,127,700)    (5,017,178)
Distributable income                          9,604,967      22,790,717          36,437,494     29,660,091
Distributions declared                       (9,604,967)    (22,790,717)        (36,437,494)   (29,660,091)
                                           ------------    ------------        ------------   ------------

Trust corpus, end of period                $ 57,680,448    $ 65,116,358        $ 57,680,448   $ 65,116,358
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

   The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus.

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

3. ROYALTY INCOME

   Royalty income for the quarter ended September 30, 1996, is comprised of $4,313,203, which represents the net overriding royalty interest in the net profits of the properties from which the net overriding royalty was carved, and $19,822,005 paid to the Trust as a result of the settlement of litigation involving Bank One, Texas, NA, as Trustee, Meridian Oil Inc., now known as BROG, and Southland Royalty Company.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The San Juan Basin Royalty Trust received royalty income of $9,763,541 and interest income of $21,669 during the third quarter of 1997. After deducting administrative expenses of $180,243, distributable income for the third quarter was $9,604,967, or $.206076 per Unit. In the third quarter of 1996, royalty income was $24,135,208, interest income was $4,093, administrative expenses were $1,348,584 and distributable income was $22,790,717, or $.488979 per Unit. Royalty income for the third quarter of 1996 included $19,822,005 paid to the Trust as a result of the settlement of litigation involving Bank One, Texas, NA, as Trustee, Meridian Oil Inc., now known as BROG, and Southland Royalty Company (the "Litigation"). (See Note 5 to Financial Statements in the Trust's Annual Report for 1996 for further information on the Litigation.) Based on 46,608,796 Units outstanding, the per Unit distributions for the third quarter of 1997 were as follows:



      July                      $ .067500
      August                      .071436
      September                   .067140
                                ---------

      Quarter Total             $ .206076
                                =========


The tax credit relating to production from coal seam wells totaled approximately $.05 per Unit for the third quarter of 1997 and $.04 per Unit for the third quarter of 1996. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 1996.

The decrease in royalty income for the three months ended September 30, 1997 as compared to the three month period ended September 30, 1996 was primarily a result of the settlement of the Litigation. Excluding the settlement of the Litigation, royalty income for the three months ended September 30, 1997 increased to $9,763,541, as compared to $4,313,203 for the comparable 1996 period. This increase was primarily a result of increase in the average price of gas from $1.18 in the third quarter of 1996 to $1.76 in the third quarter of 1997. Interest income was higher in the third quarter of 1997 as compared to the third quarter of 1996 primarily due to higher distributable income in the 1997 period, exclusive of the payment for the settlement of the Litigation in the 1996 period. Administrative expenses were lower in the third quarter of 1997 as compared to the third quarter of 1996 primarily due to decreased expenses relating to the Litigation.

Capital costs incurred by BROG for the third quarter of 1997 amounted to $1,537,795, as compared to $2,563,836 for the third quarter of 1996. BROG has informed the Trust that it has revised the estimate for the 1997 capital plan from $1,700,000 reported in the Trust's 1996 Annual Report, to $5,000,000, including $1,000,000 for facilities expenditures, an additional $1,800,000 for 1997 projects and $500,000 for non-operated properties, none of which amounts were included in the original estimate. Additionally, approximately $2,000,000 has been or will be spent in 1997 for projects planned or begun in 1996 but not included in the capital plan for 1997.

Lease operating expenses and property taxes attributable to the Trust Properties were $2,649,405 for the third quarter of 1997 compared to $3,178,857 for the third quarter of 1996.

BROG has informed the Trust that during the third quarter of 1997, three gross (1.76 net) conventional wells were recompleted through September 30, 1997. Five gross (1.15 net) conventional well recompletions and twelve gross (.46 net) coal seam recompletions were in progress as of September 30, 1997. Twelve gross (.60 net) conventional gas wells were completed on the properties from which the Royalty was carved during the third quarter of 1997. There was one gross (.04 net) coal seam well and 29 gross (2.4 net) conventional wells in progress on September 30, 1997. Six gross (1.01 net) coal seam well recavitations were completed and nine gross (.71 net) coal seam well recavitations were in progress as of September 30, 1997.

In the third quarter of 1996, one gross (.83 net) conventional well was recompleted and seven gross (.29 net) coal seam wells were recavitated through September 30, 1996. Three gross (.23 net) conventional gas wells and one gross (.16 net) coal seam well were completed during the third quarter of 1996. There were seven gross (.30 net) coal seam wells and eleven gross (2.06 net) conventional wells in progress on September 30, 1996.

Unit holders are referred to "Description of the Properties" in the Trust's Annual Report for 1996 for further information concerning BROG's coal seam well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

Gas and oil sales from the properties from which the Royalty was carved and sales attributable to the Royalty for the quarters ended September 30, 1997 and 1996, were as follows:

                                                   1997            1996
AGGREGATE SALES FROM PROPERTIES FROM
WHICH THE ROYALTY WAS CARVED:

Gas:
  Total Mcf                                     10,679,663      10,656,613
  Mcf per day                                      116,083         115,833
  Average price (per Mcf)                      $      1.76     $      1.18

Oil:
  Total Bbls                                        21,568          24,538
  Bbls per day                                         234             267
  Average price (per Bbl)                      $     17.67     $     19.15

SALES ATTRIBUTABLE TO THE ROYALTY:

Gas sales (Mcf)                                  6,057,651       3,945,599
Oil sales (Bbls)                                    12,247           9,288


During the third quarter of 1997, gas prices were higher than during the third quarter of 1996. Gas production increased slightly in 1997 as compared to 1996. The price per barrel of oil during the third quarter of 1997 was lower than that received for the third quarter of 1996.

The third quarter sales figures are associated with actual oil and gas production during May through July from the properties from which the Royalty was carved. Sales volumes attributable to the Royalty are determined by dividing the net profits attributable to oil and gas, respectively, by the prices received for sales volumes from the properties from which the Royalty was carved, taking into consideration production taxes attributable to the properties from which the Royalty was carved. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the properties from which the Royalty was carved may not provide a meaningful comparison to sales attributable to the Royalty.

BROG's contract with a third-party purchaser as pertains to baseload gas volumes in the firm amount of 45,000 MMBtu per day has been extended through December 31, 1997. The remaining volumes of Trust gas continue to be marketed by El Paso Energy Marketing Company ("El Paso"). BROG has notified El Paso of its intention to terminate the existing contract effective as of December 31, 1997. Requests for proposals have been distributed by BROG and negotiations are under way for the sale of all Trust gas commencing January 1, 1998. Unit holders are referred to "Trustee's Discussion and Analysis" in the Trust's 1996 Annual Report for further information concerning the marketing of Trust gas.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

For the nine months ended September 30, 1997, distributable income was $36,437,494 ($.781772 per Unit), compared to $29,660,091 ($.636361 per Unit) of income distributed during the same period in 1996. Excluding the settlement of the Litigation, royalty income for the nine months ended September 30, 1997 increased to $37,134,776 from $13,068,332 for the comparable 1996 period. This increase was primarily a result of the increase in the average price of gas from $1.15 in the first nine months of 1996 to $2.19 in the first nine months of 1997. Royalty income for the first nine months of 1996 includes $19,822,005 paid to the Trust as a result of the settlement of the Litigation. Interest income for the nine months ended September 30, 1997 was $76,214 compared to $17,925 during the first nine months of 1996. The increase in interest income was due to higher distributable income throughout the first nine months of 1997 as compared to the same period in 1996.

Capital costs incurred for the nine month period ending September 30, 1997 were $5,651,763. For the first nine months of 1996, capital expenditures totaled $5,226,791. As previously discussed, capital expenditures for 1997 are expected to total $7,000,000.

BROG has informed the Trust that during the nine months ended September 30, 1997, 41 gross (2.66 net) conventional gas wells were completed on Trust Properties. Four gross (2.59 net) conventional wells and one gross (.84 net) coal seam well were recompleted, and ten gross (1.56 net) coal seam wells were recavitated during the first nine months of 1997.

Lease operating expenses and property taxes totaled $8,303,522 for the first nine months of 1997 compared to $8,947,008 for the first nine months of 1996.

For the nine months ended September 30, 1997 and 1996, gas and oil sales from the properties from which the Royalty was carved and sales attributable to the Royalty compared as follows:

      AGGREGATE SALES FROM PROPERTIES FROM
      WHICH THE ROYALTY WAS CARVED:

                                                    1997           1996
      Gas:
        Total Mcf                                31,506,749     30,203,245
        Mcf per day                                 115,409        110,231
        Average price (per Mcf)                 $      2.19    $      1.15

      Oil:
        Total Bbls                                   70,054         64,092
        Bbls per day                                    257            234
        Average price (per Bbl)                 $     19.70    $     19.17

      SALES ATTRIBUTABLE TO THE ROYALTY:

        Gas sales (Mcf)                          18,122,585     12,449,648
        Oil sales (Bbls)                             39,460         26,532


The first nine months production figures are associated with actual oil and gas production during November 1996 through July 1997. The average price of gas sold from the properties from which the Royalty was carved increased from $1.15 per Mcf to $2.19 per Mcf. The average price per barrel of oil for the first nine months of 1997 increased to $19.70 from $19.17 for the same period in 1996. Sales volumes attributable to the Royalty are determined by dividing the net profits attributable to oil and gas, respectively, by the prices received for sales volumes from the properties from which the Royalty was carved, taking into consideration production taxes attributable to the properties from which the Royalty was carved. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent upon such factors as price and costs, including capital expenditures, the aggregate sales amounts from the properties from which the Royalty was carved may not provide a meaningful comparison to the sales attributable to the Royalty.

ROYALTY CALCULATION:

Royalty income received by the Trust for the three months and nine months ended September 30, 1997 and 1996, respectively, was computed as shown in the following table:

                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                          SEPTEMBER 30,                      SEPTEMBER 30,
                              -------------------------------------------------------------------
                                     1997               1996              1997           1996
  Gross proceeds of sales
   from the properties from
   which the net overriding
   royalty was carved:

   Gas proceeds                   $18,758,331       $12,563,259       $69,003,247    $ 34,609,854
   Oil proceeds                       381,186           469,868         1,380,372       1,228,908
                                  -----------       -----------       -----------    ------------

           Total                   19,139,517        13,033,127        70,383,619      35,838,762
                                  -----------       -----------       -----------    ------------
Less production costs:
   Severance tax - Gas              1,896,788         1,430,319         6,782,548       4,047,528
   Severance tax - Oil                 37,474            50,089           132,751         133,903
   Lease operating expenses
      and property tax              2,649,405         3,178,857         8,303,522       8,947,008
   Capital expenditures             1,537,795         2,563,836         5,651,763       5,226,791
   Other                                                 59,089                            59,089
                                  -----------       -----------       -----------    ------------

           Total                    6,121,462         7,282,190        20,870,584      18,414,319
                                  -----------       -----------       -----------    ------------

Net profits                        13,018,055         5,750,937        49,513,035      17,424,443
                                  -----------       -----------       -----------    ------------

Net overriding royalty
   interest                                75 %              75 %              75 %            75 %
                                  -----------       -----------       -----------    ------------

Royalty income                    $ 9,763,541       $ 4,313,203*      $37,134,776    $ 13,068,332*
                                  ===========       ===========       ===========    ============

* Amount does not include $19,822,005 received by the Trust as a result of the settlement of the Litigation. (See Note 5 to Financial Statements in the Trust's Annual Report for 1996 for further information on the Litigation.)

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

BROG has informed the Trust that no gas or oil sales attributable to the Royalty will be impacted by financial arrangements such as hedges, swaps, options or derivatives.

                          PART II - OTHER INFORMATION

Items 1-5   Not Applicable

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

            (27) Financial Data Schedule

            (b)  Reports on Form 8-K

                 The San Juan Basin Royalty Trust did not file any reports on Form 8-K during the three-month period ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BANK ONE, TEXAS, NA, AS TRUSTEE FOR THE
                                 SAN JUAN BASIN ROYALTY TRUST



                                        By /s/ LEE ANN ANDERSON
                                           ---------------------
                                               Lee Ann Anderson
                                                Vice President

Dated as of November 14, 1997


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