Form 10-K405
period 1997-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 1998-03-31
CIK 319655

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                For the fiscal year ended December 31, 1997, or


[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 For the transition period from       to

                         Commission file number 1-8032

                         SAN JUAN BASIN ROYALTY TRUST
  (Exact name of registrant as specified in the San Juan Basin Royalty Trust
                                  Indenture)

                    TEXAS                                        75-6279898
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
            BANK ONE, TEXAS, N.A.                                  76113
               TRUST DEPARTMENT                                  (ZIP CODE)
                P. O. BOX 2604
              FORT WORTH, TEXAS
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (817) 884-4630
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON
                                                  WHICH REGISTERED
-------------------------------------  ---------------------------------------
    Units of Beneficial Interest               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 25, 1998, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $372,870,368.

                      DOCUMENTS INCORPORATED BY REFERENCE

  "Units of Beneficial Interest" at page 2; "Description of the Properties" at pages 5 and 6; "Trustee's Discussion and Analysis" at pages 7 and 8; "Results of the 4th Quarters of 1997 and 1996" at page 9; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Change in Trust Corpus," "Notes to Financial Statements," and "Independent Auditor's Report" at page 10 et seq., in registrant's Annual Report to security holders for fiscal year ended December 31, 1997 are incorporated herein by reference for Item 2 (Properties), Item 3 (Legal Proceedings), Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The San Juan Basin Royalty Trust (the "Trust") is an express trust created under the laws of the state of Texas by the "San Juan Basin Royalty Trust Indenture" (the "Trust Indenture") entered into on November 3, 1980, between Southland Royalty Company ("Southland Royalty") and The Fort Worth National Bank, a banking association organized under the laws of the United States, as Trustee. The Trustee is now Bank One, Texas, N.A. The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at 500 Throckmorton Street, Fort Worth, Texas 76102, Attention: Corporate Trust Department (telephone number 817/884-4630).

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

  In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. ("BNI"). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. ("BRI") as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of these transactions, El Paso Natural Gas Company ("El Paso"), Meridian Oil, Inc. ("MOI") and Meridian Oil Trading Inc. ("MOTI") also became indirect subsidiaries of BRI. Effective January 1, 1996, Southland Royalty, a wholly-owned subsidiary of MOI, was merged with and into MOI, by which action the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets, has the rights, powers and privileges and assumed all of the liabilities and obligations of Southland Royalty. Subsequent to the merger, MOI changed its name to Burlington Resources Oil & Gas Company ("BROG").

  The term "net proceeds" as used in the November 3, 1980 conveyance means the excess of "gross proceeds" received by BROG during a particular period over "production costs" for such period. "Gross proceeds" means the amount received by BROG (or any subsequent owner of the interests from which the Royalty was carved) from the sale of the production attributable to the interests from which the Royalty was carved (the "Underlying Properties"), subject to certain adjustments. "Production costs" generally means costs incurred on an accrual basis by BROG in operating its properties and interests out of which the Royalty was carved, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes, and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not otherwise liable for any production costs or other costs or liabilities attributable to these properties and interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it shall not be obligated to return such overpayment, but the amounts payable to it for any subsequent period shall be reduced by such amount, plus interest, at a rate specified in the conveyance.

  Certain of the Underlying Properties are operated by BROG with the obligation to conduct its operations in accordance with reasonable and prudent business judgment and good oil and gas field practices. As operator, BROG has the right to abandon any well when in its opinion such well ceases to produce or is not capable of producing oil and gas in paying quantities. BROG also is responsible, to the extent it has the legal right to do so for marketing the production from such properties, either under existing sales contracts or under future arrangements at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. As a result of the settlement of the Litigation (as hereinafter defined), agreement was reached, among other things, regarding the marketing of such production. See Note 5 of Notes to Financial Statements incorporated herein by reference. BROG also has the obligation to maintain books and records sufficient to determine the amounts payable to the Trustee. BROG, however, can sell its interest in the Underlying Properties.

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

  The Underlying Properties are primarily gas producing properties. Normally there is a greater demand for gas in the winter months than during the rest of the year. Otherwise, the income to the Trust attributable to the Royalty is not subject to seasonal factors nor in any manner related to or dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

  As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Trust is in communication with third parties with which it deals, but it is not yet possible to fully assess the effect of a third party's inability to adequately address year 2000 issues.

ITEM 2. PROPERTIES

  The 75% net overriding royalty conveyed to the Trust was carved out of Southland Royalty's (now BROG's) working interest and royalty interests in the San Juan Basin in northwestern New Mexico. References below to "gross" wells and acres are to the interests of all persons owning interests therein, while references to "net" are to the interests of BROG (from which the Royalty was carved) in such wells and acres.

  Unless otherwise indicated, the following information in Item 2 is based upon data and information furnished the Trustee by BROG.

PRODUCING ACREAGE, WELLS AND DRILLING

  The Underlying Properties consist of working interests and royalty interests in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval counties. Based upon information received from the Trust's independent petroleum engineers, the Trust properties contain 3,038 gross (909 net) economic wells, including dual completions. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesa Verde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland formation. For additional information concerning coal seam gas, the "Description of the Properties" section of the Trust's Annual Report to security holders for the year ended December 31, 1997, is herein incorporated by reference.

  The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

  During 1997, BROG incurred approximately $7.2 million of capital expenditures for the drilling and completion of 64 gross (3.53 net) conventional wells, recompletion of 14 gross (5.4 net) conventional wells, drilling and completion of 1 gross (.84 net) coal seam well, and 21 gross (2.32 net) coal seam recavitations. There were 5 (1.22 net) new conventional wells, 3 (1.08 net) conventional recompletions, 11 gross (.42 net) coal seam recompletions, 5 (.20 net) coal seam recavitations, and 1 (.04 net) coal seam well in progress as of December 31, 1997. During 1996, there were 14 gross (1.50 net) conventional wells completed. There was 1 gross (.05 net) coal seam well and 17 gross (1.96 net) conventional wells in progress at December 31, 1996. There were 4 gross (.16 net) conventional wells recompleted as coal seam wells, 17 gross (5.63 net) coal seam wells recavitated and 9 gross (5.93 net) conventional wells recompleted through December 31, 1996.

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 1997 were as follows:

                           1997                1996                1995
                    ------------------- ------------------- -------------------
                      OIL       GAS       OIL       GAS       OIL       GAS
                    (BBLS)     (MCF)     (BBLS)    (MCF)     (BBLS)    (MCF)
                    ------- ----------- ------- ----------- ------- -----------
Production.........  50,860  24,236,419  36,792  17,927,785  29,424  13,331,758
Average Price...... $ 19.35 $      2.21 $ 19.64 $      1.30 $ 14.43 $      1.25

PRICING INFORMATION

  Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to "Regulation" for information as to federal regulation of prices of oil and natural gas. Gas production from the properties from which the Royalty was carved totaled 41,948,567 Mcf during 1997.

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

  Southland Royalty informed the Trust that effective March 1, 1990 a settlement of this litigation was reached. Under the terms of the settlement agreement, Southland Royalty released all claims that it had against PNM, Sunterra and Gas Company of New Mexico (a division of PNM) ("Gas Company")under the intrastate gas purchase contracts, as well as claims it held on gas sold pursuant to the interstate contracts discussed previously. PNM and Sunterra agreed to pay Southland Royalty $54.5 million in installments. An initial payment of $18,166,000 was paid in connection with the execution of the settlement agreement. The second payment of $18,167,000 was paid on March 1, 1991. The remaining balance of $18,167,000 was paid on March 2, 1992 plus interest of $1,635,300.

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

  Because of the difficulty in determining the exact value of consideration received under the renegotiated contracts referred to below, Southland Royalty informed the Trust that it would not attribute value to quantity claims under the renegotiated contracts and the Trust would receive 75% (the amount of its net overriding royalty interest) of any value that ultimately inured to those contracts.

  Southland Royalty also informed the Trust that the settlement also provided for new gas purchase agreements replacing the then current intrastate and interstate gas purchase agreements. Southland Royalty entered into five-year gas purchase, gas processing and gas gathering agreements with Sunterra and gas Company that were effective as of July 1, 1990. The new contracts applied to all lands previously dedicated to Sunterra and Gas Company for first sales of natural gas sold into interstate or intrastate markets, except that the new gas purchase contracts exclude all gas produced and sold from coal seam wells. The new gas purchase contracts provided for purchase rights and obligations during the winter heating season only. During the remainder of the year, Southland Royalty through MOTI could market the gas through any arrangements it deemed advisable. Under the new gas contracts, Southland Royalty would receive prices, inclusive of severance taxes, ranging from approximately $2.35 per month MMBtu to $3.37 per MMBtu over the life of the contracts. The contracts provided for certain "take-or-pay obligations" if specified quantities of gas (66% of the maximum volume that can be produced into the gathering system against the Assumed Working Pressure of a purchase period and lawfully made available for sale to the gas purchaser each day during a purchase period) are not taken by the purchasers during the winter heating season. Should the required minimum not be taken, then a reservation fee was to be paid to Southland Royalty to be determined by multiplying 20% of the price of gas for the applicable time period times the deficiency for the purchase period. See Note 5 of Notes to Financial Statements of the Trust's Annual Report to security holders for the year ended December 31, 1997 for further discussion of this settlement and its impact upon the Trust.

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

  Southland Royalty informed the Trust that a similar amendment was entered into for the 1993-1994 winter heating season. Gas Company and Sunterra were required to purchase a minimum of 1,696,485 MMBtu with an average minimum of 5,100 MMBtu per day under the intrastate contracts between November 1, 1993 and March 1994 and a minimum of 1,401,570 MMBtu with an average minimum of 7,000 MMBtu per day under the interstate contract between December 1, 1993 and February 28, 1994 at the contract specified prices of $2.884 per MMBtu and$3.146 per MMBtu, respectively. All remaining intrastate gas in excess of 11,300 MMBtu per day during the period November 1, 1993 and through March 31,1994 and all remaining interstate gas in excess of 15,600 MMBtu per day during the period December 1, 1993 through February 28, 1994 was released for spot sales, with a recall provision at a price during the months of November 1993 and March 1994 of $2.884 per MMBtu and $3.015 per MMBtu for the months December 1993, January 1994, and February 1994.

  Southland Royalty informed the Trust that an amendment was also entered into for the 1994-1995 winter heating season. Gas Company and Sunterra were required to purchase, at the wellhead, an average volume of 10,529 MMBtu per day at $2.884 per MMBtu for the period beginning November 1, 1994 and ended March 31, 1995 and an additional 14,900 MMBtu per day at $3.146 per MMBtu for the period beginning December 1, 1994 and ended February 28, 1995. Gas Company and Sunterra were granted a make-up period of four months beginning April 1,1995 to fulfill this purchase obligation. Gas Company and Sunterra were also granted recall rights on volumes up to 15,000 MMBtu per day at the tailgate of the Kutz and Lybrook plants, provided they nominated the full contract volume specified above. The price for recall was to be the average of the first and second issues of the Inside FERC EPNG SJ Index.

  The Trust was informed that effective July 1, 1995, Williams Field Services ("Williams") purchased the Kutz and Lybrook processing plants and the gathering systems behind these plants which were owned by Sunterra, Gas Company and Sunterra Gas Processing Company ("SGPC") and that new gathering and processing agreements with Williams were entered into which contain acceptable rates, terms and conditions. The new agreements replaced the then current gathering and processing agreements with Gas Company, Sunterra and SGPC effective on the closing date of the sale of these facilities to Williams.

  On September 4, 1996, the Trustee announced the settlement of the litigation (the "Litigation") filed by the Trustee against BROG and Southland Royalty Company. The Litigation, which was filed in the state district court of Santa Fe County, New Mexico, Cause No. SF 94-1982(c), was dismissed on September 12,1996.

Agreement was reached, among other things, regarding marketing arrangements for the sale of Trust gas, oil and natural gas liquids products going forward as follows:

    (i) BROG's pre-existing contract with a third-party purchaser covering baseload gas volumes in the firm amount of 45,000 MMBtus/day was to remain effective for a period of one year from July 1, 1996. The remaining volumes of Trust gas were marketed by an independent marketer, El Paso Energy Marketing Company ("El Paso"), a subsidiary of El Paso Energy Corporation, beginning October 1, 1996. BROG agreed that subsequent contracts for the sale of Trust gas would require the written approval of an independent gas marketing consultant acceptable to the Trust;

    (ii) BROG will continue to market the Trust oil and natural gas liquids but will remit to the Trust actual proceeds from such sales. BROG will no longer use posted prices as the basis for calculating proceeds to the Trust nor make a deduction for marketing fees associated with sales of oil or natural gas liquids products; and

    (iii) The Trust has retained access to BROG's current gas transportation, gathering, processing and treating agreements with third parties through the remainder or their primary terms. Additionally, El Paso could utilize BROG's eastern transportation agreement for delivery from the San Juan Basin on the El Paso Natural Gas Company pipeline to pipelines in West Texas of up to 13,333 MMBtu's/day of gas produced from Trust properties for a period of one year commencing October 1, 1996.

  The gas purchase contracts described in subparagraph (i), above, were continued, by agreement of the parties until December 31, 1997. Effective January 1, 1998, all volumes of Trust gas became subject to the terms of a Natural Gas Sales and Purchase Contract between BROG and El Paso. That contract is for a term of two years through and including December 31, 1999 and provides for the sale of Trust gas at prices which will fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. BROG entered into the contract with El Paso after soliciting and receiving competitive bids in late 1997 from six major gas marketing firms to market and/or purchase the Trust gas. While it is impossible to predict the exact economic value of gas contracts, the Trust has been advised by its independent gas marketing consultant that the contract with El Paso should provide for the average highest sales price for natural gas in the San Juan Basin over the two-year term of the contract.

  See Note 5 of Notes to Financial Statements of the Trust's Annual Report to securityholders for the year ended December 31, 1997 for further discussion of this settlement and its impact on the Trust.

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

  The independent petroleum engineers' reports as to the proved oil and gas reserves as of December 31, 1995, 1996 and 1997 were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 1994 to December 31, 1997 (in thousands):

                                                                        NATURAL
                                                                  OIL     GAS
                                                                 (BBLS)  (MCF)
                                                                 ------ -------
   Reserves as of December 31, 1994.............................   612  201,405
   Revisions of previous estimates..............................  (165) (22,529)
   Extensions, discoveries and other additions..................     0      906
   Production...................................................   (29) (13,332)
                                                                  ----  -------
   Reserves as of December 31, 1995.............................   418  166,450
   Revisions of previous estimates..............................   272   95,106
   Extensions, discoveries and other additions..................     4    2,367
   Production...................................................   (37) (17,928)
                                                                  ----  -------
   Reserves as of December 31, 1996                                657  245,995
                                                                  ----  -------
   Revisions of previous estimates..............................   (81) (25,734)
   Extensions, discoveries and other additions..................    34    7,314
   Production...................................................   (51) (24,236)
   Reserves as of December 31, 1997.............................   559  203,339
                                                                  ====  =======
  Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 1997, 1996 and 1995 were as follows (in thousands):
                                                                 CRUDE  NATURAL
                                                                  OIL     GAS
                                                                 (BBLS)  (MCF)
                                                                 ------ -------
   1997.........................................................   547  199,753
   1996.........................................................   637  239,962
   1995.........................................................   418  159,650

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

  The 1997, 1996 and 1995 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% are as follows (in thousands):

                                                   1997       1996      1995
                                                 ---------  --------  --------
   Balance, January 1........................... $ 439,037  $106,937  $157,627
   Revisions of prior-year estimates, change in
   prices
    and other...................................  (227,855)  338,208   (51,819)
   Extensions, discoveries and other additions..     7,915     4,612       522
   Accretion of discount........................    43,904    10,694    15,763
   Royalty income...............................   (49,497)  (21,414)  (15,156)
                                                 ---------  --------  --------
   Balance, December 31......................... $ 213,504  $439,037  $106,937
                                                 =========  ========  ========

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

  December average prices of $2.21 per Mcf of conventional gas, $1.55 per Mcf of coal seam gas and $15.97 per Bbl of oil were used at December 31, 1997, in determining future net revenue. The downward revision is primarily due to significantly lower gas prices in December 1997 as compared to December 1996.

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

  The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 1997, 1996 and 1995 (in thousands except amounts per Unit):

                                   1997               1996               1995
                            ------------------ ------------------ ------------------
                            ESTIMATED          ESTIMATED          ESTIMATED
                             FUTURE   PRESENT   FUTURE   PRESENT   FUTURE   PRESENT
                               NET    VALUE AT    NET    VALUE AT    NET    VALUE AT
                             REVENUE     10%    REVENUE     10%    REVENUE     10%
                            --------- -------- --------- -------- --------- --------
   Total Proved............ $372,830  $213,504 $822,131  $439,037 $184,055  $106,937
   Proved Developed........ $365,509  $211,580 $799,664  $430,365 $175,824  $104,378
   Total Proved Per Unit... $   8.00  $   4.58 $  17.64  $   9.42 $   3.95  $   2.29

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

 Federal Natural Gas Regulation

  The Federal Energy Regulatory Commission (the "FERC") is primarily responsible for federal regulation of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal governmental regulation, including regulation of transportation and storage tariffs and various other matters, by FERC. The Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") terminated federal price controls on wellhead sales of domestic natural gas on January 1, 1993. Consequently, sales of natural gas may be made at market prices, subject to applicable contract provisions. The FERC's jurisdiction over natural gas transportation and storage was unaffected by the Decontrol Act.

  Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation, and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

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

  Sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. The Trust is not able to predict what effect, if any, these regulations will have on it, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for crude oil.

 Coal Seam Tax Credit

  The Trust began receiving royalty income from coal seam wells beginning in 1989. Under Section 29 of the Internal Revenue Code, production from coal seam gas wells drilled prior to January 1, 1993, qualifies for the federal income tax credit for producing non-conventional fuels. Production from wells drilled after December 31, 1979 but prior to January 1, 1993, to a formation beneath qualifying coal seam formation which are later completed into such formation also qualifies for the tax credit. This tax credit for 1997 was approximately $1.05 per MMBtu and applies to production through the year 2002. Each Unitholder must determine his pro rata share of such production based upon the number of Units owned during each month of the year and apply the tax credit against his own income tax liability, but such credit may not reduce his regular liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax.
Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase his credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

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

  The claims asserted on behalf of the Trust in the Litigation included breach of contract, breach of the covenant of good faith and fair dealing, breach of express good faith duty, constructive fraud, unjust enrichment, prima facie tort, intentional interference with contract and conspiracy. The relief sought included compensatory and punitive damages, an accounting and an injunction relating to marketing the production from the Underlying Properties. BROG has denied and continues to deny the allegations made against it in the Litigation, but the parties have agreed to settle the Litigation as outlined herein.

  BROG agreed (i) to pay $19,750,000 in cash plus interest earnings thereon from September 5, 1996, in settlement of underpayment of royalty claims of the Trust; and (ii) commencing in 1997, to credit the Trust with $250,000 per year for five years as an offset against lease operating expenses chargeable to the Trust. BROG also agreed to make certain adjustments that represent cost reductions favorable to the Trust in the ongoing charges for coal seam gas gathering and treating on BROG's Val Verde system. Additionally, the Trustee and BROG established a formal protocol intended to provide the Trustee and its representatives improved access to BROG's books and records applicable to the Underlying Properties.

  Agreement was also reached regarding marketing arrangements for the sale of Trust gas, oil and natural gas liquids products going forward as more particularly described in "Pricing Information" under Item 2. Properties herein.

  The $19,750,000 (or $.423739 per unit of beneficial interest) was paid to the Trust on September 30, 1996 and distributed on October 15, 1996, to unitholders of record as of September 30, 1996, (the "Record Date"). The distribution is taxable to unit holders as of such Record Date. This distribution was in addition to the regular monthly distribution on October 15, 1996.

  For additional information concerning legal proceedings, Note 5 of the Notes to Financial Statements at pages 13 and 14 of the Trust's Annual Report to security holders for the year ended December 31, 1997 are herein incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

  The information under "Units of Beneficial Interest" at page 1 of the Trust's Annual Report to security holders for the year ended December 31,1997, is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                          FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------
                              1997         1996         1995         1994         1993
                          ------------ ------------ ------------ ------------ ------------
Royalty income(1).......  $ 49,497,479 $ 41,236,424 $ 15,156,292 $ 23,280,188 $ 37,576,121
Distributable income....    48,648,930   37,803,167   13,790,101   22,632,493   36,760,797
Distributable income per
Unit....................      1.043770     0.811072     0.295867     0.485584     0.788710
Distributions per Unit..      1.043770     0.811072     0.295867     0.485584     0.788710
Total assets, December
31......................    61,231,280   65,935,976   70,554,982   75,531,405   82,701,203

--------
(1) The royalty income distributions for 1993 and 1996 include material payments received in settlement of litigation as more particularly described under "Item 2. Properties" herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  The "Trustee's Discussion and Analysis" and "Results Of The 4th Quarters of 1997 and 1996" at pages 7 through 9 of the Trust's Annual Report to securityholders for the year ended December 31, 1997, are herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements of the Trust and the and the notes thereto at page 10 et seq., of the Trust's Annual Report to security holders for the year ended December 31, 1997, are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unitholders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

ITEM 11. EXECUTIVE COMPENSATION

  During the year ended December 31, 1997, the Trustee received total remuneration as follows:

      NAME OF INDIVIDUAL OR NUMBER OF           CAPACITIES IN WHICH     CASH
           PERSONS IN GROUP                           SERVED        COMPENSATION
      -------------------------------           ------------------- ------------
      Bank One, Texas, N.A.....................       Trustee       $132,880(1)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners. The following table sets forth, as of December 31, 1997, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

                                               AMOUNT AND
                                          NATURE OF BENEFICIAL
            NAME AND ADDRESS                   OWNERSHIP       PERCENT OF CLASS
            ----------------              -------------------- ----------------
      Fund American Enterprises
       Holdings, Inc.(1) ...............    5,994,876 Units         14.4%
       80 South Main Street
       Hanover, New Hampshire 03755
      Capital Guardian Trust Company
       (2)..............................    4,078,800 Units          8.8%
       333 South Hope Street, 52nd Floor
       Los Angeles, California 90071

--------
(1) This information was provided to the Trust on Form 4, dated December 3, 1997, as filed with the Securities and Exchange Commission (the "SEC") by Fund American Enterprises Holdings, Inc.("FAEH"), which indicated that these Units were owned by Fund American Enterprises, Inc.

  The Form 4 and an Amendment Number 8 to Schedule 13D, dated December 2, 1997 filed by FAEH with the SEC may be reviewed for more detailed information concerning the matters summarized herein.

(2) This information was provided to the SEC and to the Trust in Amendment Number 4 to Schedule 13G, dated February 10, 1998, filed jointly by The Capital Group Companies, Inc. ("Capital Group") and Capital Guardian Trust Company ("Capital Guardian"). Capital Guardian is a wholly-owned operating subsidiary of Capital Group. Capital Guardian exercised investment discretion with respect to the 4,078,800 Units which were owned by various institutional investors. Capital Group disclaims beneficial ownership of such Units pursuant to Rule 13d-4 of the Securities Exchange Act of 1934. Both Capital Group and Capital Guardian report sole voting power over 3,403,800 Units and sole dispositive power over 4,078,800 Units.

  The Amendment Number 4 to Schedule 13G filed by Capital Group and Capital Guardian with the SEC may be reviewed for more detailed information concerning the matters summarized herein.

                                     III-1

  (b) Security Ownership of Management. In various fiduciary capacities, Bank One, Texas, N.A. owned, as of December 31, 1997, an aggregate of 29,272 Units with the sole right to vote 23,672 of these Units and no right to vote 5,600 of these Units. Bank One, Texas, N.A. disclaims any beneficial interest in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank One, Texas, N.A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 1997 and Item 12(b) for information concerning Units owned by Bank One, Texas, N.A. in various fiduciary capacities.

                                     III-2

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this Report:

FINANCIAL STATEMENTS

  Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 1997:

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

 EXHIBITS
  (4)(a) --San Juan Basin Royalty Trust Indenture, dated November 3, 1980, between Southland Royalty Company and The Fort Worth National Bank
           (now Bank One, Texas, N.A.), as Trustee, heretofore filed as Exhibit
           4(a) to the Trust's Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
    (b) --Net Overriding Royalty Conveyance from Southland Royalty Company to the Forth Worth National Bank (now Bank One, Texas, N.A.), as
           Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust's Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
  (13) --Registrant's Annual Report to security holders for fiscal year ended December 31, 1997.**
  (23) --Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
  (27)    --Financial Data Schedule.**

--------
* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, Texas, N.A., P.O. Box 2604, Fort Worth, Texas 76113.
**  Filed herewith.

REPORTS ON FORM 8-K

  During the last quarter of the Trust fiscal year ended December 31, 1997, no reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust.

                                   SIGNATURE

  Pursuant to the Requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BANK ONE, TEXAS, N.A.
                                          TRUSTEE OF THE SAN JUAN BASIN
                                           ROYALTY TRUST

                                          By: /s/ Lee Ann Anderson
                                          _____________________________________
                                                   (Lee Ann Anderson)
                                                     Vice President

Date: March 31, 1998

              (The Trust has no directors or executive officers)