Form 10-Q
period 1998-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 1998-05-15
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended March 31, 1998


                           Commission File No. 1-8032



                          SAN JUAN BASIN ROYALTY TRUST


Texas                                                    I.R.S. No. 75-6279898


                     Bank One, Texas, N.A., Trust Department
                                 P. O. Box 2604
                             Fort Worth, Texas 76113

                          Telephone Number 817/884-4630



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Number of units of beneficial interest outstanding at May 15, 1998:   46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 1998, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1998 and 1997 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a review of the condensed financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


Bank One, Texas, N.A. as Trustee for the
   San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of March 31, 1998 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1997, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1997 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.





DELOITTE & TOUCHE LLP

May 8, 1998

SAN JUAN  BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
-------------------------------------------------------------------------------

                                                                          MARCH 31,         DECEMBER 31,
ASSETS                                                                       1998              1997
                                                                         (UNAUDITED)

Cash and short-term investments                                          $ 3,664,248        $ 5,111,832
Net overriding royalty interests in producing oil and
  gas properties (net of accumulated amortization of
  $78,662,298 and $77,156,080 at March 31, 1998
  and December 31, 1997, respectively)                                    54,613,230         56,119,448
                                                                         -----------        -----------

                                                                         $58,277,478        $61,231,280
                                                                         ===========        ===========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                     $ 3,664,248        $ 5,111,832
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                                    54,613,230         56,119,448
                                                                         -----------        -----------

                                                                         $58,277,478        $61,231,280
                                                                         ===========        ===========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         --------------------------------
                                                                             1998               1997

Royalty income                                                           $ 11,663,131        $ 18,471,262
Interest income                                                                28,048              27,657
                                                                         ------------        ------------
                                                                           11,691,179          18,498,919

General and administrative expenditures                                       249,207             231,502
                                                                         ------------        ------------

Distributable income                                                     $ 11,441,972        $ 18,267,417
                                                                         ============        ============

Distributable income per Unit (46,608,796 Units)                         $    .245489        $    .391930
                                                                         ============        ============


The accompanying notes to condensed financial statements are an integral part of these statements.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ---------------------------------
                                                                              1998                1997

Trust corpus, beginning of period                                        $ 56,119,448         $ 62,808,148
Amortization of net overriding royalty interest                            (1,506,218)          (2,170,937)
Distributable income                                                       11,441,972           18,267,417
Distributions declared                                                    (11,441,972)         (18,267,417)
                                                                         ------------         ------------

Trust corpus, end of period                                              $ 54,613,230         $ 60,637,211
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

SAN JUAN BASIN ROYALTY TRUST


NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF ACCOUNTING

      The San Juan Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

      o Royalty income recorded for a month is the amount computed and paid by the working interest owner, Burlington Resources Oil & Gas ("BROG"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

      o Trust expenses recorded are based on liabilities paid and cash reserves established from royalty income for liabilities and contingencies.

      o Distributions to Unit holders are recorded when declared by the Trustee.

      o The conveyance which transferred the overriding royalty interest to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits.

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

      The Trust began receiving royalty income from coal seam wells beginning in 1989. Under Section 29 of the Internal Revenue Code, production from coal seam gas wells drilled prior to January 1, 1993, qualifies for the federal income tax credit for producing non-conventional fuels. This tax credit was approximately $1.05 per MMBtu for the year 1997 and is adjusted for inflation annually. The credit currently applies to production through the year 2002. Production from wells drilled after

      December 31, 1979, but prior to January 1, 1993, to a formation beneath a qualifying coal seam formation which are later completed into such formation also qualifies for the tax credit. Each Unit holder must determine his pro rata share of such production based upon the number of Units owned during each month of the year and apply the tax credit against his own income tax liability, but such credit may not reduce his regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase his credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

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

YEAR 2000 ISSUE

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

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

During the first quarter of 1998, the San Juan Basin Royalty Trust received royalty income of $11,663,131. Distributable income consists of royalty income plus interest income less administrative expenses. Interest income for the quarter was $28,048 and administrative expenses were $249,207. Thus, distributable income totaled $11,441,972. Based on 46,608,796 Units outstanding, the per Unit distributions during the first quarter of 1998 were as follows:

     January                                       $ .095019
     February                                        .071853
     March                                           .078617
                                                   ---------

     Quarter Total                                 $ .245489
                                                   =========

The amount distributed to Unit holders in the first quarter of 1998 was less than the $.391930 distributed in the first quarter of 1997. The decrease was primarily attributable to a decrease in the average gas price from $3.05 per Mcf for the first quarter of 1997 to $2.08 per Mcf for the first quarter of 1998. The tax credit relating to production from coal seam wells totaled approximately $.05 per Unit for the first quarter of 1998 compared to $.06 per Unit for the first quarter of 1997. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 1997.

Interest income for the first quarter of 1998 was more than the $27,657 in the first quarter of 1997 due to higher interest rates. Administrative expenses of $249,207 were higher in the first three months of 1998 as compared to $231,502 in the first quarter of 1997, primarily as a result of differences in timing of the receipt and payment of these expenses.

Capital expenditures incurred by BROG, attributable to the properties from which the Royalty was carved ("Underlying Properties"), for the first quarter of 1998 amounted to $2,263,043. Capital expenditures were $2,320,206 for the first quarter of 1997.

 In the first quarter of 1998, four gross (1.73 net) conventional wells were completed on the Underlying Properties. Two gross (1.75 net) conventional wells were recompleted and nine gross (.37 net) coal seam wells were recavitated through March 31, 1998. There were five gross (1.60 net) conventional wells, six gross (2.02 net) conventional recompletions, one gross (.04 net) coal seam well, five gross (.22 net) coal seam recompletions and nine gross (.36 net) coal seam recavitations in progress on March 31, 1998. In the first quarter of 1997, 13 gross (.51 net) coal seam wells were completed on the properties from which the Royalty was carved. One gross (.84) coal seam well was recompleted and 4 gross (.55 net) coal seam wells were recavitated through March 31, 1997. There was one gross (.83 net) conventional well recompleted through March 31, 1997. There were 13 gross (2.15 net) conventional wells, 1 gross (.87 net) conventional well recompletion, 1 gross (.04 net) coal seam well and 4 gross (.16 net) recompletions to Fruitland Coal from other formations in progress on March 31, 1997. Unit holders are referred to "Description of the Properties" in the Trust's Annual Report for 1997 for further information concerning BROG's coal seam well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

Royalty income for the quarter ended March 31, 1998 is associated with actual gas and oil production during November 1997 through January 1998 from the properties from which the Royalty was carved. Gas and oil sales for the quarters ended March 31, 1998 and 1997 were as follows:

                                                                      1998             1997

PROPERTIES FROM WHICH THE ROYALTY WAS CARVED:
Gas:
   Total sales (Mcf)                                               10,961,460       10,613,520
   Mcf per day                                                        119,146          115,364
   Average price (per Mcf)                                       $       2.08            $3.05

Oil:
   Total sales (Bbls)                                                  20,472           20,962
   Bbls per day                                                           223              228
   Average price (per Bbl)                                             $16.10      $     22.64

SALES ATTRIBUTABLE TO THE ROYALTY:
Gas sales (Mcf)                                                     6,168,933        6,542,089
Oil sales (Bbls)                                                       11,560           12,663

Coal seam gas production decreased from 5,020,207 Mcf in the first quarter of 1997 to 4,959,361 Mcf in the first quarter of 1998. The price paid for gas production decreased during the first quarter of 1998 primarily due to lower index prices in the San Juan Basin. Gas sales volumes attributable to the Underlying Properties increased overall in the first quarter of 1998 primarily due to the increased volumes from conventional wells.

The price received per barrel of oil in the first quarter of 1998 was lower than that received in the first quarter of 1997 due to decreases in the posted prices. Lease operating expenses and property taxes totaled $2,945,740 during the first quarter of 1998 compared to $2,887,013 for the first quarter of 1997.

Sales volumes attributable to the Royalty are determined by dividing the net profits received by the Trust and attributable to oil and gas, respectively, by the prices received for sales volumes from the Underlying Properties, taking into consideration production taxes attributable to the Underlying Properties.

Since the gas and oil sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production volumes from the Underlying Properties do not provide a meaningful comparison to volumes attributable to the Royalty.

Effective January 1, 1998, all volumes of Trust gas became subject to the terms of a Natural Gas Sales and Purchase Contract between BROG and El Paso Energy Marketing Company ("El Paso"). That contract is for a term of two years through and including December 31, 1999, and provides for the sale of Trust gas at prices which will fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. BROG entered into the contract with El Paso after soliciting and receiving competitive bids in late 1997 from six major gas marketing firms to market and/or purchase the Trust gas. Unit holders are referred to Note 6 of the Notes to Financial Statements in the Trust's 1997 annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

CALCULATION OF ROYALTY INCOME

Royalty income received by the Trust for the three months ended March 31, 1998 and 1997 was computed as shown in the following table:

                                                                              1998                1997

Gross proceeds of sales from the Underlying Properties:
   Gas proceeds                                                          $ 22,793,991        $ 32,404,871
   Oil proceeds                                                               329,680             474,537
                                                                         ------------        ------------

Total                                                                      23,123,671          32,879,408
                                                                         ------------        ------------

Less production costs:
   Severance tax - Gas                                                      2,324,745           2,994,864
   Severance tax - Oil                                                         39,302              48,975
   Lease operating expense and property tax                                 2,945,740           2,887,013
   Capital expenditures                                                     2,263,043           2,320,206
                                                                         ------------        ------------

Total                                                                       7,572,830           8,251,058
                                                                         ------------        ------------

Net profits                                                                15,550,841          24,628,350
Net overriding royalty interest                                                    75 %                75 %
                                                                         ------------        ------------


Royalty income                                                           $ 11,663,131        $ 18,471,262
                                                                         ============        ============



ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

                     The Trust is not a party to any litigation. However, the
               Trust is aware that BROG is involved in litigation from time to time that could affect the royalty income received by the Trust.

                     A lawsuit has been commenced against BROG by certain
               royalty and overriding royalty owners on behalf of those persons similarly situated. The suit involves properties that are burdened by the Trust. This case is one of six virtually identical class actions filed against New Mexico gas producers. All such cases have been consolidated in the First Judicial District of Santa Fe County, New Mexico where the case is styled San Juan 1990-A,L.P.,et al. v. El Paso Production Company and Meridian Oil Inc. The plaintiffs allege that they and members of the proposed class have been underpaid for royalties and overriding royalties. The plaintiffs have sought to certify the actions as class actions and seek monetary damages. The court has denied class certification. Because of the pending nature of the litigation, exposure to the Trust from this suit cannot be quantified. However, if the plaintiffs who have interests in properties that are burdened by the Trust are successful, royalty income received by the Trust could decrease.

                      In addition, the Trust is aware of an administrative
               claim brought by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG regarding a gas contract settlement agreement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleges that additional royalties are due on production from federal and Indian leases in the State of New Mexico on properties that are burdened by the Trust. If the MMS claim is successful, royalty income received by the Trust could decrease.

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

                                  BANK ONE, TEXAS, N.A. AS TRUSTEE FOR THE SAN
                                  JUAN BASIN ROYALTY TRUST


                                            By  /s/ LEE ANN ANDERSON
                                               -------------------------------
                                                       Lee Ann Anderson
                                                        Vice President

Dated as of May 15, 1998


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