Form 10-Q
period 1998-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 1998-08-14
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended June 30, 1998


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

Number of units of beneficial interest outstanding at August 14, 1998:
46,608,796

                         SAN JUAN BASIN ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 1998, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1998 and 1997 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


Bank One, Texas, N.A. as Trustee
   for the San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of June 30, 1998 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1997, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1997 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




DELOITTE & TOUCHE LLP

July 25, 1998

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                                                                        JUNE 30,         DECEMBER 31,
ASSETS                                                                                    1998               1997
                                                                                      (UNAUDITED)

Cash and short-term investments                                                          $  1,918,871       $  5,111,832
Net overriding royalty interest in producing
   oil and gas properties (net of accumulated
   amortization of $79,855,904 and $77,156,080
   at June 30, 1998 and December 31, 1997, respectively)                                   53,419,624         56,119,448
                                                                                         ------------       ------------

                                                                                         $ 55,338,495       $ 61,231,280
                                                                                         ============       ============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                                     $  1,918,871       $  5,111,832
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                                                     53,419,624         56,119,448
                                                                                         ------------       ------------

                                                                                         $ 55,338,495       $ 61,231,280
                                                                                         ============       ============



CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                         JUNE 30,                                JUNE 30,
                                              --------------------------------       ---------------------------------
                                                  1998              1997                  1998               1997

Royalty income                                 $ 6,678,662       $ 8,899,973          $ 18,341,793       $ 27,371,235
Interest income                                     17,154            26,888                45,202             54,545
                                               -----------       -----------          ------------       ------------

                                                 6,695,816         8,926,861            18,386,995         27,425,780

General and administrative
   expenditures                                    288,887           361,751               538,094            593,253
                                               -----------       -----------          ------------       ------------

Distributable income                           $ 6,406,929       $ 8,565,110          $ 17,848,901       $ 26,832,527
                                               ===========       ===========          ============       ============


Distributable income per Unit
   (46,608,796 Units)                          $   .137462       $   .183766          $    .382951       $    .575696
                                               ===========       ===========          ============       ============

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                      JUNE 30,                                  JUNE 30,
                                        -----------------------------------      ------------------------------------
                                               1998               1997                  1998               1997

Trust corpus, beginning of period         $ 54,613,230       $ 60,637,211          $ 56,119,448       $ 62,808,148
Amortization of net overriding
   royalty interest                         (1,193,606)        (1,410,107)           (2,699,824)         (3,581,044)
Distributable income                         6,406,929          8,565,110            17,848,901          26,832,527
Distributions declared                      (6,406,929)        (8,565,110)          (17,848,901)        (26,832,527)
                                          ------------       ------------          ------------        ------------

Trust corpus, end of period               $ 53,419,624       $ 59,227,104          $ 53,419,624        $ 59,227,104
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

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF ACCOUNTING

      The San Juan Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

      o Royalty income recorded for a month is the amount computed and paid by the working interest owner, Burlington Resources Oil & Gas Company ("BROG"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

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

      The Trustee is provided Section 29 tax credit information related to Trust Properties by BROG. In 1997, the Tax Court upheld the IRS position that nonconventional fuel such as coal seam gas does not qualify for the
      Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credit regardless of FERC certification. However, this position is not in accordance with the IRS position or the decision of the Tax Court. The court decision is on appeal and it is not possible to predict the likely outcome. In the event the appeal is not successful, the ability of the Unit holders to utilize allocated Section 29 credits could be in question.

      The classification of the Trust's income for purposes of the passive loss rules may be important to a Unit holder. As a result of the Tax Reform Act of 1986, royalty income will generally be treated as portfolio income and will not reduce passive losses.

3.    CONTINGENCIES

      See Item 1 Legal Proceedings concerning the status of litigation matters.

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

YEAR 2000 ISSUE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences.

The Trust is reliant on the performance of BROG and third party vendors for the receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trust has made formal inquiries to BROG and significant third party vendors to determine the extent to which the Trust is vulnerable to BROG and third parties' failure to remediate their own Year 2000 issues. The Trustee can provide no assurance as to whether BROG and third party vendors will successfully address the Year 2000 issue. Failing to successfully address the Year 2000 issue by BROG and third party vendors could have a material adverse impact on the Trust and its Unit holders.

THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997:

The San Juan Basin Royalty Trust received royalty income of $6,678,662 and interest income of $17,154 during the second quarter of 1998. After deducting administrative expenses of $288,887 distributable income for the quarter was $6,406,929 ($.137462 per Unit). In the second quarter of 1997, royalty income was $8,899,973, interest income was $26,888, administrative expenses were $361,751 and distributable income was $8,565,110 ($.183766 per Unit). The tax credit relating to production from coal seam wells totaled approximately $.04 per Unit for both the second quarter of 1998 and the second quarter of 1997. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 1997. Based on 46,608,796 Units outstanding, the per Unit distributions during the second quarter of 1998 were as follows:

          April                               $ .039897
          May                                   .056395
          June                                  .041170
                                              ---------

          Quarter Total                       $ .137462
                                              =========

The royalty income distributed in the second quarter of 1998 was lower than that distributed in the second quarter of 1997, primarily due to a decrease in the average gas price from $1.75 per Mcf for the second quarter of 1997 to $1.70 per Mcf for the second quarter of 1998 and to an increase in capital costs during the second quarter of 1998. Interest earnings for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, were lower, primarily due to decreased funds available for investment. Administrative expenses decreased, primarily as a result of differences in timing of the receipt and payment of these expenses.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the second quarter of 1998 were reported by BROG as $4,040,043 versus $1,793,762 for the second quarter of 1997. BROG indicates that the majority of the increase in capital expenditures is attributable to conventional projects, but that based on its success in 1997, significant capital will be allocated to increasing the density and productivity of its operations in the Fruitland Coal. BROG has recently informed the Trustee that its estimated capital budget for 1998 has been increased from $10 million to $10.9 million. Lease operating expenses and property taxes were $2,857,822 for the second quarter of 1998 as compared to $2,767,104 for the second quarter of 1997.

BROG has informed the Trustee that during the second quarter of 1998, 5 gross (3.36 net) conventional wells were completed on the Underlying Properties. There was 1 gross (.04 net) coal seam and 27 gross (5.71 net) conventional wells in progress at June 30, 1998. Six gross (4.30 net) conventional wells were recompleted and 9 gross (.36 net) coal seam well recavitations were completed on the Underlying Properties in the second quarter of 1998. Five gross (1.57 net) conventional well recompletions, 5 gross (.22 net) coal seam recompletions and 12 gross (1.31 net) coal seam recavitations were in progress at June 30, 1998. By comparison, sixteen gross (1.55 net) conventional wells were completed on the Underlying Properties in the second quarter of 1997. There was 1 gross (.04 net) coal seam and 18 gross (.81 net) conventional wells in progress at June 30, 1997. One gross (.87 net) conventional well recompletion and 4 gross (.16 net) coal seam recompletions were in progress at June 30, 1997. Unit holders are referred to "Description of the Properties" in the Trust's Annual Report for 1997 for further information concerning BROG's coal seam gas well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

Royalty income for the quarter ended June 30, 1998 is associated with actual gas and oil production during February 1998 through April 1998 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended June 30, 1998 and 1997 were as follows:

                                                                          1998            1997

Gas:
    Total sales (Mcf)                                                 10,166,912       10,213,566
    Mcf per day                                                          114,235          114,759
   Average price (per Mcf)                                                 $1.70            $1.75

Oil:
    Total sales (Bbls)                                                    24,744           27,524
    Bbls per day                                                             278              309
   Average price (per Bbl)                                                $13.22           $19.06

Gas and oil sales attributable to the Royalty for the quarters ended June 30, 1998 and June 30, 1997, were as follows:

Gas sales (Mcf)                                                        4,287,827        5,522,845
Oil sales (Bbls)                                                          10,375           14,550

During the second quarter of 1998, gas prices were lower than during the second quarter of 1997. Gas production decreased slightly in 1998 as compared to 1997. The price per barrel of oil during the second quarter of 1998 was $5.84 per bbl lower than that received for the second quarter of 1997 due to decreases in oil prices in world markets generally including the posted prices applicable to oil sales attributable to the Royalty.

Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate production volumes from the Underlying Properties may not provide a meaningful comparison to volumes attributable to the Royalty.

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

SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997:

For the six months ended June 30, 1998 distributable income was $17,848,901 ($.382951 per Unit) which was less than the $26,832,527 ($.575696 per Unit) of income distributed during the same period in 1997. The decrease resulted primarily from decreases in gas and oil prices. Interest income for the six months ended June 30, 1998 was $45,202 compared to $54,545 during the first six months of 1997. This decrease is due to a decrease in funds available for investment. General and administrative expenses decreased to $538,094 from $593,253 during the 1997 period primarily due to differences in timing of the receipt and payment of these expenses.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 1998 amounted to $6,303,086. Capital expenditures were $4,113,968 for the first six months of 1997.

Lease operating expenses and property taxes totaled $5,803,562 for the first six months of 1998 compared to $5,654,117 for the first six months of 1997.

BROG informed the Trustee that during the six months ended June 30, 1998, 9 gross (5.09 net) conventional gas wells were completed on the Underlying Properties. Eight gross (6.05 net) conventional wells were recompleted. Eighteen gross (.73 net) coal seam wells were recavitated during the first six months of 1998. During the six months ended June 30, 1997, 29 gross (2.06 net) conventional gas wells were completed on the Underlying Properties. One gross (.84 net) coal seam and 1 gross (.83 net) conventional well were recompleted during the first six months of 1997. Four gross (.55 net) coal seam wells were recavitated during the first six months of 1997.

Royalty income for the six months ended June 30, 1998 is associated with actual gas and oil production during November 1997 through April 1998 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 1998 and 1997 were as follows:

                                                                            1998            1997

Gas:
   Total sales (Mcf)                                                      21,128,372       20,827,086
   Mcf per day                                                               116,731          115,067
   Average price (per Mcf)                                              $       1.90     $       2.41

Oil:
   Total sales (Bbls)                                                         45,216           48,486
   Bbls per day                                                                  250              268
   Average price (per Bbl)                                              $      14.53     $      20.61

Gas and oil sales attributable to the Royalty for the six months ended June 30, 1998 and 1997 were as follows:

Gas sales (Mcf)                                                           10,456,760       12,064,934
Oil sales (Bbls)                                                              21,935           27,213

During the first six months of 1998, gas and oil prices were lower than during the first six months of 1997. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

CALCULATION OF ROYALTY INCOME:

Royalty income received by the Trust for the three months and six months ended June 30, 1998 and 1997, respectively, was computed as shown in the following table:

                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  JUNE 30,                               JUNE 30,
                                      ---------------------------------    -----------------------------------
                                          1998               1997              1998               1997

Gross proceeds of sales from the
  Underlying Properties:

   Gas proceeds                       $ 17,283,052       $ 17,840,045       $ 40,077,044       $ 50,244,916
   Oil proceeds                            327,151            524,649            656,830            999,186
                                      ------------       ------------       ------------       ------------

Total                                   17,610,203         18,364,694         40,733,874         51,244,102
                                      ------------       ------------       ------------       ------------

Less production costs:
   Severance tax - Gas                   1,772,144          1,890,896          4,096,889          4,885,760
   Severance tax - Oil                      35,311             46,302             74,613             95,277
   Lease operating expenses and
      property tax                       2,857,822          2,767,104          5,803,562          5,654,117
   Capital expenditures                  4,040,043          1,793,762          6,303,086          4,113,968
                                      ------------       ------------       ------------       ------------

Total                                    8,705,320          6,498,064         16,278,150         14,749,122
                                      ------------       ------------       ------------       ------------

Net profits                              8,904,883         11,866,630         24,455,724         36,494,980
                                      ------------       ------------       ------------       ------------

Net overriding royalty interest                 75%                75%                75%                75%
                                      ------------       ------------       ------------       ------------

Royalty income                        $  6,678,662       $  8,899,973       $ 18,341,793       $ 27,371,235
                                      ============       ============       ============       ============

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

                The Trust is not a party to any litigation. However, the Trust is aware that BROG is involved in litigation from time to time that could affect the royalty income received by the Trust.

                A lawsuit has been commenced against BROG by certain royalty and overriding royalty owners on behalf of those persons similarly situated. The suit involves properties that are burdened by the Trust. This case is one of six virtually identical class actions filed against New Mexico gas producers. All such cases have been consolidated in the First Judicial District of Santa Fe County, New Mexico where the case is styled San Juan 1990-A, L.P., et al. v. El Paso Production Company and Meridian Oil Inc. The plaintiffs allege that they and members of the proposed class have been underpaid for royalties and overriding royalties. The plaintiffs have sought to certify the actions as class actions and seek monetary damages. The court has denied class certification. Because of the pending nature of the litigation, exposure to the Trust from this suit cannot be quantified. However, if the plaintiffs who have interests in properties that are burdened by the Trust are successful, royalty income received by the Trust could decrease.

                In addition, the Trust is aware of an administrative claim brought by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleges that additional royalties are due on production from federal and Indian leases in the State of New Mexico on properties that are burdened by the Royalty. If the MMS claim is successful, royalty income received by the Trust could decrease.

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

                     (27)    Financial Data Schedule

                (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BANK ONE, TEXAS, N.A., AS TRUSTEE FOR
                                    THE SAN JUAN BASIN ROYALTY TRUST



                                                By     LEE ANN ANDERSON
                                                  ------------------------------
                                                       Lee Ann Anderson
                                                        Vice President

Date: August 13, 1998


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