Form 10-Q
period 1998-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 1998-11-12
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the Quarterly Period Ended September 30, 1998


                           Commission File No. 1-8032



                          SAN JUAN BASIN ROYALTY TRUST


   Texas                                                  I.R.S. No. 75-6279898


                Bank One, Texas, N.A., Corporate Trust Department
                                 P. O. Box 2604
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

Number of units of beneficial interest outstanding at November 14, 1998:
46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 1998, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1998 and 1997 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


Bank One, Texas, N.A. as Trustee for the
   San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of September 30, 1998 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1997, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1997 is fairly stated in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


DELOITTE & TOUCHE LLP

October 21, 1998

SAN JUAN  BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------


                                                          SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                       1998             1997
                                                          (UNAUDITED)

Cash and short-term investments                           $ 2,210,715     $ 5,111,832
Net overriding royalty interests in producing oil and
  gas properties (net of accumulated amortization of
  $81,032,927 and $77,156,080 at September 30, 1998
  and December 31, 1997, respectively)                     52,242,601      56,119,448
                                                          -----------     -----------

                                                          $54,453,316     $61,231,280
                                                          ===========     ===========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                      $ 2,210,715     $ 5,111,832
Trust corpus - 46,608,796 Units of beneficial
   interest authorized, issued and outstanding             52,242,601      56,119,448
                                                          -----------     -----------

                                                          $54,453,316     $61,231,280
                                                          ===========     ===========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                  ---------------------------     ---------------------------

                                       1998           1997           1998            1997

Royalty income                    $ 6,276,679     $ 9,763,541     $24,618,472     $37,134,776
Interest income                        12,749          21,669          57,951          76,214
                                  -----------     -----------     -----------     -----------
                                    6,289,428       9,785,210      24,676,423      37,210,990

General and administrative
   expenditures                       125,509         180,243         663,603         773,496
                                  -----------     -----------     -----------     -----------

Distributable income              $ 6,163,919     $ 9,604,967     $24,012,820     $36,437,494
                                  ===========     ===========     ===========     ===========

Distributable income per Unit
   (46,608,796 Units)             $   .132248     $   .206076     $   .515199     $   .781772
                                  ===========     ===========     ===========     ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS  (UNAUDITED)
--------------------------------------------------------------------------------


                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                      ------------------------------      ------------------------------

                                           1998              1997             1998               1997

Trust corpus, beginning of period     $ 53,419,624      $ 59,227,104      $ 56,119,448      $ 62,808,148
Amortization of net overriding
   royalty interest                     (1,177,023)       (1,546,656)       (3,876,847)       (5,127,700)
Distributable income                     6,163,919         9,604,967        24,012,820        36,437,494
Distributions declared                  (6,163,919)       (9,604,967)      (24,012,820)      (36,437,494)
                                      ------------      ------------      ------------      ------------

Trust corpus, end of period           $ 52,242,601      $ 57,680,448      $ 52,242,601      $ 57,680,448
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

      The Trustee is provided Section 29 tax credit information related to Trust Properties by BROG. In 1997, the Tax Court upheld the IRS position that nonconventional fuel such as coal seam gas does not qualify for the
      Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credit regardless of FERC certification. However, this position is not in accordance with the IRS position or the decision of the Tax Court. The court decision is on appeal and it is not possible to predict the likely outcome. In the event the appeal is not successful, the ability of the Unit holders to utilize allocated Section 29 credits in full could be in question.

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

YEAR 2000 ISSUE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences.

As the Trust does not directly maintain any systems, the Trust will not incur any direct costs related to the Year 2000 issue. However, the Trust is reliant on the performance of others, including the Trustee, BROG and third party vendors (collectively, the "suppliers") for such things as the calculation and receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trust has made formal inquiries to the suppliers requesting information on their state of readiness for the Year 2000. The Trust is awaiting a response from BROG. Based upon responses received and reviewed by the Trust with respect to its other material suppliers, all are currently addressing the Year 2000 issue and making efforts to be compliant prior to the Year 2000. The Trust can provide no assurance as to whether the suppliers will successfully address the Year 2000 issue. Failure to successfully address the Year 2000 issue by the suppliers could have a material adverse impact on the Trust and its Unit holders. At this time, the Trust believes the most adverse impact as a result of the suppliers' failure to successfully address the Year 2000 issue is that the Trust would not receive and in turn would not be able to distribute royalty income to the Unit holders.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The San Juan Basin Royalty Trust received royalty income of $6,276,679 and interest income of $12,749 during the third quarter of 1998. After deducting administrative expenses of $125,509, distributable income for the third quarter was $6,163,919 ($.132248 per Unit). In the third quarter of 1997, royalty income was $9,763,541, interest income was $21,669, administrative expenses were $180,243 and distributable income was $9,604,967 ($.206076 per Unit). The tax credit relating to production from coal seam wells totaled approximately $.04 per Unit for the third quarter of 1998 and $.05 per Unit for the third quarter of 1997. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 1997. Based on 46,608,796 Units outstanding, the per Unit distributions during the third quarter of 1998 were as follows:

July                                    $ .046990
August                                    .037827
September                                 .047431
                                          -------

Quarter Total                           $ .132248
                                        =========

The royalty income distributed in the third quarter of 1998 was lower than that distributed in the third quarter of 1997, primarily due to a decrease in the average gas price from $1.76 per Mcf for the third quarter of 1997 to $1.62 per Mcf for the third quarter of 1998 and to an increase in capital costs during the third quarter of 1998. Interest earnings for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, were lower, primarily due to decreased funds available for investment. Administrative expenses decreased, primarily as a result of differences in timing of the receipt and payment of these expenses and lower consulting and audit expenses.

The capital costs attributable to the properties from which the Royalty was carved (the "Underlying Properties") for the third quarter of 1998 were reported by BROG as $3,745,082 versus $1,537,795 for the third quarter of 1997. BROG indicates that the majority of the increase in capital expenditures is attributable to conventional projects, but that based on its success in 1997, significant capital will be allocated to increasing the density and productivity of its operations in the Fruitland Coal. BROG has informed the Trustee that its estimated capital budget for 1998 has been increased from $10 million to $10.9 million. Lease operating expenses and property taxes were $2,786,500 for the third quarter of 1998 as compared to $2,649,405 for the third quarter of 1997.

BROG has informed the Trustee that during the third quarter of 1998, 1 gross (.04 net) conventional well was completed on the Underlying Properties. There were 36 gross (7.70 net) conventional wells in progress at September 30, 1998. Two gross (1.47 net) conventional wells were recompleted and 5 gross (.21 net) coal seam well recavitations were completed on the Underlying Properties in the third quarter of 1998. Two gross (.07 net) conventional well recompletions, 1 gross (.045 net) coal seam recompletions and 5 gross (.16 net) coal seam recavitations were in progress at September 30, 1998. By comparison, twelve gross (.60 net) conventional wells were completed on the Underlying Properties in the third quarter of 1997. There were 1 gross (.04 net) coal seam and 29 gross (2.4 net) conventional wells in progress at September 30, 1997. Three gross (1.76 net) conventional wells were recompleted through September 30, 1997. Five gross (1.15 net) conventional well recompletions and twelve gross (.46 net) coal seam recompletions were in progress as of September 30, 1997. Six gross (1.01 net) coal seam well recavitations were completed and nine gross (.71) net coal seam well recavitations were in progress as of September 30, 1997. Unit holders are referred to "Description of the Properties" in the Trust's Annual Report for 1997 for further information concerning BROG's coal seam gas well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

Royalty income for the quarter ended September 30, 1998 is associated with actual gas and oil production during May 1998 through July 1998 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended September 30, 1998 and 1997 were as follows:


                                 1998             1997
Gas:
  Total sales (Mcf)           10,135,621     10,679,663
  Mcf per day                    110,170        116,083
  Average price (per Mcf)     $     1.62     $     1.76

Oil:
  Total sales (Bbls)              18,478         21,568
  Bbls per day                       201            234
  Average price (per Bbl)     $    12.03     $    17.67

Gas and oil sales attributable to the Royalty for the quarters ended September 30, 1998 and 1997 were as follows:


                                                 1998               1997

Gas sales (Mcf)                               4,264,729          6,057,651
Oil sales (Bbls)                                  7,771             12,247

During the third quarter of 1998, gas prices were lower than during the third quarter of 1997. Gas production also decreased in 1998 as compared to 1997. The price per barrel of oil during the third quarter of 1998 was $5.64 per bbl lower than that received for the third quarter of 1997 due to decreases in oil prices in world markets generally including the posted prices applicable to oil sales attributable to the Royalty.

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

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

For the nine months ended September 30, 1998, distributable income was $24,012,820 ($.515199 per Unit), which was less than the $36,437,494 ($.781772 per Unit) of income distributed during the same period in 1997. The decrease resulted primarily from decreases in gas and oil prices. Interest income for the nine months ended September 30, 1998 was $57,951 compared to $76,214 during the first nine months of 1997. This decrease is due to a decrease in funds available for investment. General and administrative expenses decreased to $663,603 from $773,496 during the 1997 period primarily due to differences in timing of the receipt and payment of these expenses.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 1998 amounted to $10,048,168. Capital expenditures were $5,651,763 for the first nine months of 1997.

Lease operating expenses and property taxes totaled $8,590,061 for the first nine months of 1998 compared to $8,303,522 for the first nine months of 1997.

BROG informed the Trustee that during the nine months ended September 30, 1998, 10 gross (5.13 net) conventional wells were completed on the Underlying Properties and 21 gross (10.74 net) conventional wells were recompleted. Twenty-nine gross (2.01 net) coal seam wells were recavitated during the first nine months of 1998. During the nine months ended September 30, 1997, 41 gross (2.66 net) conventional wells were completed on the Underlying Properties.
One gross (.84 net) coal seam and four gross (2.59 net) conventional wells were recompleted during the first nine months of 1997. Ten gross (1.56 net) coal seam wells were recavitated during the first nine months of 1997.

Royalty income for the nine months ended September 30, 1998 is associated with actual gas and oil production during November 1997 through July 1998 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 1998 and 1997 were as follows:


                                  1998          1997
Gas:
  Total sales (Mcf)           31,263,993     31,506,749
  Mcf per day                    114,520        115,409
  Average price (per Mcf)     $     1.81     $     2.19

Oil:
  Total sales (Bbls)              63,694         70,054
  Bbls per day                       233            257
  Average price (per Bbl)     $    13.80     $    19.70


Gas and oil sales attributable to the Royalty for the nine months ended September 30, 1998 and 1997 were as follows:


                                  1998           1997

Gas sales (Mcf)               14,721,489     18,122,585
Oil sales (Bbls)                  29,706         39,460

During the first nine months of 1998, gas and oil prices were lower than during the first nine months of 1997. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

CALCULATION OF ROYALTY INCOME:

Royalty income received by the Trust for the three months and nine months ended September 30, 1998 and 1997, respectively, was computed as shown in the following table:


                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                -----------------------------------------------------------
                                    1998           1997            1998            1997
Gross proceeds of sales from
  the Underlying Properties:

   Gas proceeds                 $16,436,207     $18,758,331     $56,513,251     $69,003,247
   Oil proceeds                     222,230         381,186         879,060       1,380,372
                                -----------     -----------     -----------     -----------

           Total                 16,658,437      19,139,517      57,392,311      70,383,619
                                -----------     -----------     -----------     -----------

Less production costs:
   Severance tax - Gas            1,735,847       1,896,788       5,832,736       6,782,548
   Severance tax - Oil               22,103          37,474          96,716         132,751
   Lease operating expenses
      and property tax            2,786,500       2,649,405       8,590,061       8,303,522
   Capital expenditures           3,745,082       1,537,795      10,048,169       5,651,763
                                -----------     -----------     -----------     -----------

           Total                  8,289,532       6,121,462      24,567,682      20,870,584
                                -----------     -----------     -----------     -----------

Net profits                       8,368,905      13,018,055      32,824,629      49,513,035
                                -----------     -----------     -----------     -----------

Net overriding royalty
   interest                              75%             75%             75%             75%
                                -----------     -----------     -----------     -----------

Royalty income                  $ 6,276,679     $ 9,763,541     $24,618,472     $37,134,776
                                ===========     ===========     ===========     ===========

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

                The Trust is not a party to any litigation. However, the Trust is aware that BROG is involved in litigation from time to time that could affect the royalty income received by the Trust.

                A lawsuit has been commenced against BROG by certain royalty and overriding royalty owners on behalf of those persons similarly situated. The suit involves properties that are burdened by the Trust's royalty interest. This case is one of six virtually identical class actions filed against New Mexico gas producers. All such cases have been consolidated in the First Judicial District of Santa Fe County, New Mexico in a case filed September 1, 1995 and styled San Juan 1990-A, L.P., et al. v. El Paso Production Company and Meridian Oil Inc. The plaintiffs allege that they and members of the proposed class have been underpaid for royalties and overriding royalties. The plaintiffs have sought to certify the actions as class actions and seek monetary damages. The court has denied class certification. Because of the pending nature of the litigation, exposure to the Trust from this suit cannot be quantified. However, if the plaintiffs who have interests in properties that are burdened by the Trust are successful, royalty income received by the Trust could decrease.

                In addition, the Trust is aware of an administrative claim initiated by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG by demand letter dated March 17, 1997 regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleges that additional royalties are due on production from federal and Indian leases in the State of New Mexico on properties that are burdened by the Royalty. BROG filed its statement of reasons in June 1997 thereby contesting whether the royalties are payable as claimed. If the MMS claim is successful, royalty income received by the Trust could decrease.

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

                     (27)    Financial Data Schedule

                (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

                                     BANK ONE, TEXAS, N.A., AS TRUSTEE FOR THE
                                     SAN JUAN BASIN ROYALTY TRUST


                                             By /s/ LEE ANN ANDERSON
                                                -------------------------------
                                                     Lee Ann Anderson
                                                      Vice President

Date:  November 14, 1998


               (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                           EXHIBIT

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