Form 10-K405
period 1998-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 1999-03-31
CIK 319655

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998,

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-8032

                          SAN JUAN BASIN ROYALTY TRUST
                 (Exact name of registrant as specified in the
                    San Juan Basin Royalty Trust Indenture)

                    TEXAS                                       75-6279898
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)
            BANK ONE, TEXAS, N.A.                                  76113
         CORPORATE TRUST DEPARTMENT                             (Zip Code)
                P.O. BOX 2604
              FORT WORTH, TEXAS
  (Address of principal executive officers)

                                 (817) 884-4630
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
        Units of Beneficial Interest                      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 24, 1999, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $308,783,274.

                      DOCUMENTS INCORPORATED BY REFERENCE

     "Units of Beneficial Interest" at page 1; "Description of the Properties" at pages 5 and 6; "Trustee's Discussion and Analysis" at pages 7 and 8; "Results of the 4th Quarters of 1998 and 1997" at page 9; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Change in Trust Corpus," "Notes to Financial Statements," and "Independent Auditor's Report" at page 10 et seq., in registrant's Annual Report to Unit holders for fiscal year ended December 31, 1998 are incorporated herein by reference for Item 2 (Properties), Item 3 (Legal Proceedings), Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Unless otherwise indicated, the following information in Item 2 is based upon data and information furnished to the Trustee by BROG.

PRODUCING ACREAGE, WELLS AND DRILLING

     The Underlying Properties consist of working interests and royalty interests in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. Based upon information received from the Trust's independent petroleum engineers, the Trust properties contain 2,951 gross (812 net) economic wells, including dual completions. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation. For additional information concerning coal seam gas, the "Description of the Properties" section of the Trust's Annual Report to security holders for the year ended December 31, 1998, is herein incorporated by reference.

     The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

     During 1998, BROG incurred approximately $12.8 million of capital expenditures for the drilling and completion of 36 gross (11.89 net) conventional wells, recompletion of 25 gross (13.8 net) conventional wells, two gross (.08 net) coal seam well recompletions, and 37 gross (2.28 net) coal seam recavitations. There were 17 (1.46 net) new conventional wells, one gross (.05 net) coal seam recompletion, and three (.12 net) coal seam recavitations in progress as of December 31, 1998.

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

     BROG announced that the New Mexico Oil Conservation Division has approved plans for 80-acre infill drilling of the Mesaverde formation in the San Juan Basin. The Mesaverde formation was originally developed in the 1950's on 320-acre spacing, with infill drilling initiated in the early 1970's on 160-acre spacing. In 1994, BROG undertook an extensive study of the Mesaverde formation. Results indicated that downspaced drilling (infill drilling) on 80-acre spacing could significantly increase recoverable gas reserves in this massive reservoir. A pilot program began in 1997 and was expanded in 1998 to include two additional areas.

OIL AND GAS PRODUCTION

     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 1998 were as follows:

                                   1998                    1997                    1996
                           ---------------------   ---------------------   ---------------------
                             OIL         GAS         OIL         GAS         OIL         GAS
                           (BBLS)       (MCF)      (BBLS)       (MCF)      (BBLS)       (MCF)
                           -------   -----------   -------   -----------   -------   -----------
Production..............    37,067    18,904,906    50,860    24,236,419    36,792    17,927,785
Average Price...........   $ 13.55   $      1.75   $ 19.35   $      2.21   $ 19.64   $      1.30

PRICING INFORMATION

     Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to "Regulation" for information as to federal regulation of prices of oil and natural gas. Gas production from the properties from which the Royalty was carved totaled 41,507,353 Mcf during 1998.

     On September 4, 1996, the Trustee announced the settlement of the litigation (the "Litigation") filed by the Trustee against BROG and Southland Royalty Company. The Litigation, which was filed in the state district court of Santa Fe County, New Mexico, Cause No. SF 94-1982(c), was dismissed on September 12, 1996.

     Agreement was reached, among other things, regarding marketing arrangements for the sale of those gas, oil and natural gas liquids products which are subject to the Royalty (the "Trust" gas, oil and/or natural gas liquids) as follows:

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

          (ii) BROG will continue to market the Trust oil and natural gas liquids but will make payments to the Trust based on actual proceeds from such sales. BROG will no longer use posted prices as the basis for calculating proceeds to the Trust nor make a deduction for marketing fees associated with sales of oil or natural gas liquids products; and

          (iii) The independent marketer of the Trust gas is entitled to access to BROG's current gas transportation, gathering, processing and treating agreements with third parties through the remainder or their primary terms. Additionally, El Paso could utilize BROG's eastern transportation agreement for delivery from the San Juan Basin on the El Paso Natural Gas Company pipeline to pipelines in West Texas of up to 13,333 MMBtu's/day of gas produced from Trust properties for a period of one year commencing October 1, 1996.

     The gas purchase contracts described in subparagraph (i), above, were continued, by agreement of the parties until December 31, 1997. Effective January 1, 1998, all volumes of Trust gas became subject to the terms of a Natural Gas Sales and Purchase Contract between BROG and El Paso. That contract is for a term of two years through and including December 31, 1999 and provides for the sale of Trust gas at prices which will fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. BROG entered into the contract with El Paso after soliciting and receiving competitive bids in late 1997 from six major gas marketing firms to market and/or purchase the Trust gas. While it is impossible to predict the exact economic value of gas contracts, the Trust has been advised by its independent gas marketing consultant that the contract with El Paso should provide for the average highest sales price for natural gas in the San Juan Basin over the two-year term of the contract. The gas marketing consultant currently advising the Trust is in communication with BROG concerning BROG's plans for the marketing of gas subject to the Royalty following the expiration of the contract with El Paso at the end of 1999.

     See Note 5 of Notes to Financial Statements of the Trust's Annual Report to securityholders for the year ended December 31, 1998 for further discussion of this settlement and its impact on the Trust.

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

The independent petroleum engineers' reports as to the proved oil and gas reserves as of December 31, 1996, 1997 and 1998 were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 1995 to December 31, 1998 (in thousands):

                                                              CRUDE    NATURAL
                                                               OIL       GAS
                                                              (BBLS)    (MCF)
                                                              ------   -------
Reserves as of December 31, 1995............................    418    166,450
Revisions of previous estimates.............................    272     95,106
Extensions, discoveries and other additions.................      4      2,367
Production..................................................    (37)   (17,928)
                                                               ----    -------
Reserves as of December 31, 1996............................    657    245,995
                                                               ----    -------
Revisions of previous estimates.............................    (81)   (25,734)
Extensions, discoveries and other additions.................     34      7,314
Production..................................................    (51)   (24,236)
                                                               ----    -------
Reserves as of December 31, 1997............................    559    203,339
                                                               ----    -------
Revisions of previous estimates.............................   (195)   (26,204)
Extensions, discoveries and other additions.................      6      5,201
Production..................................................    (37)   (18,905)
                                                               ----    -------
Reserves as of December 31, 1998............................    333    163,431
                                                               ====    =======

Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                                              CRUDE    NATURAL
                                                               OIL       GAS
                                                              (BBLS)    (MCF)
                                                              ------   -------
1998........................................................   328     159,454
1997........................................................   547     199,753
1996........................................................   637     239,962

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

     The 1998, 1997 and 1996 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% are as follows (in thousands):

                                                        1998       1997        1996
                                                      --------   ---------   --------
Balance, January 1..................................  $213,504   $ 439,037   $106,937
Revisions of prior-year estimates, change in prices
  and other.........................................   (63,731)   (227,855)   338,208
Extensions, discoveries and other additions.........     3,667       7,915      4,612
Accretion of discount...............................    21,350      43,904     10,694
Royalty income......................................   (30,318)    (49,497)   (21,414)
                                                      --------   ---------   --------
Balance, December 31................................  $144,472   $ 213,504   $439,037
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

     December average prices of $1.82 per Mcf of conventional gas, $1.30 per Mcf of coal seam gas and $8.60 per Bbl of oil were used at December 31, 1998, in determining future net revenue. The downward revision is primarily due to significantly lower oil and gas prices in December 1998 as compared to December 1997.

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

     The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 1998, 1997 and 1996 (in thousands except amounts per Unit):

                                      1998                   1997                   1996
                              --------------------   --------------------   --------------------
                              ESTIMATED              ESTIMATED              ESTIMATED
                               FUTURE     PRESENT     FUTURE     PRESENT     FUTURE     PRESENT
                                 NET      VALUE AT      NET      VALUE AT      NET      VALUE AT
                               REVENUE      10%       REVENUE      10%       REVENUE      10%
                              ---------   --------   ---------   --------   ---------   --------
Total Proved................  $241,205    $144,472   $372,830    $213,504   $822,131    $439,037
Proved Developed............  $234,973    $142,095   $365,509    $211,580   $799,664    $430,365
Total Proved Per Unit.......  $   5.18    $   3.10   $   8.00    $   4.58   $  17.64    $   9.42

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

     Exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. Natural gas and oil operations are also subject to various conservation laws and regulations that regulate the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum allowable production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of natural gas and oil that BROG can produce and to limit the number of wells or the locations at which BROG can drill.

  Federal Natural Gas Regulation

     The Federal Energy Regulatory Commission (the "FERC") is primarily responsible for federal regulation of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal governmental regulation, including regulation of transportation and storage tariffs and various other matters, by the FERC. The Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") terminated federal price controls on wellhead sales of domestic natural gas on January 1, 1993. Consequently, sales of natural gas may be made at market prices, subject to applicable contract provisions. The FERC's jurisdiction over natural gas transportation and storage was unaffected by the Decontrol Act.

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

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Trust cannot predict when or if any such proposals might become effective, or their effect, if any, on the Trust. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach pursued over the last decade by the FERC and Congress will continue.

     Sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser or reduce wellhead prices for crude oil.

  Coal Seam Tax Credit

     The Trust began receiving royalty income from coal seam gas wells in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seams formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 1998, this tax credit is expected, subject to the determination of the Treasury Department no later than April 1, 1999, to be in the range of approximately $1.05 (the approximate 1997 rate) to $1.09 per MMBtu. For qualifying production of the Trust, each Unit holder must determine his pro rata share of such production based upon the number of Units owned during each month of the year and apply the tax credit against his own income tax liability, but such credit may not reduce his regular liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase his credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

     The Trustee is provided Section 29 tax credit information related to Trust Properties by BROG. In 1997, the Tax Court upheld the IRS position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the FERC. The FERC's certification authority expired effective January 1, 1993. Many producers believe that wells meeting the certification requirements are eligible for the
Section 29 credit regardless of the FERC certification. However, this position is not in accordance with the IRS position or the decision of the Tax Court. The court decision is on appeal and it is not possible to predict the likely outcome. In the event the appeal is not successful, the ability of the Unit holders to utilize allocated Section 29 credits in full could be questioned.

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

     The $19,750,000 (or $.423739 per unit of beneficial interest) was paid to the Trust on September 30, 1996 and distributed on October 15, 1996, to unitholders of record as of September 30, 1996, (the "Record Date"). The distribution was taxable to unit holders as of such Record Date. This distribution was in addition to the regular monthly distribution on October 15, 1996.

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

     For additional information concerning legal proceedings, Note 5 of the Notes to Financial Statements at pages 14 and 15 of the Trust's Annual Report to security holders for the year ended December 31, 1998 are herein incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

     The information under "Units of Beneficial Interest" at page 1 of the Trust's Annual Report to security holders for the year ended December 31, 1998, is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                                FOR THE YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------
                                 1998          1997          1996          1995          1994
                              -----------   -----------   -----------   -----------   -----------
Royalty income(1)...........  $30,317,860   $49,497,479   $41,236,424   $15,156,292   $23,280,188
Distributable income........   29,598,402    48,648,930    37,803,167    13,790,101    22,632,493
Distributable income per
  Unit......................     0.635039      1.043770      0.811072      0.295867      0.485584
Distributions per Unit......     0.635039      1.043770      0.811072      0.295867      0.485584
Total assets, December 31...   53,753,582    61,231,280    65,935,976    70,554,982    75,531,405

---------------

(1) The royalty income distributions for 1996 include material payments received in settlement of litigation as more particularly described under "Item 2. Properties" herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The "Trustee's Discussion and Analysis" and "Results of the 4th Quarters of 1998 and 1997" at pages 7 through 9 of the Trust's Annual Report to securityholders for the year ended December 31, 1998, are herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during 1998. As discussed in
Item 2. Properties -- Pricing Information, the Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Trust and the notes thereto at page 10 et seq., of the Trust's Annual Report to security holders for the year ended December 31, 1998, are herein incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

     During the year ended December 31, 1998, the Trustee received total remuneration as follows:

            NAME OF INDIVIDUAL OR NUMBER OF              CAPACITIES IN WHICH       CASH
                   PERSONS IN GROUP                            SERVED          COMPENSATION
            -------------------------------              -------------------   ------------
Bank One, Texas, N.A...................................        Trustee           $69,494(1)

---------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth, as of December 31, 1998, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

                                                            AMOUNT AND
                                                       NATURE OF BENEFICIAL
                  NAME AND ADDRESS                          OWNERSHIP         PERCENT OF CLASS
                  ----------------                     --------------------   ----------------
Fund American Enterprises Holdings, Inc.(1)..........    5,994,876 Units            14.4%
80 South Main Street
Hanover, New Hampshire 03755
Societe General Asset Management Corp.(2)............    5,180,000 Units            11.1%
1221 Avenue of the Americas
New York, New York 10020
Capital Guardian Trust Company(3)....................    4,218,800 Units             9.1%
11100 Santa Monica Boulevard
Los Angeles, California 90025

---------------

(1) This information was provided to the Trust on Amendment Number 8 to Schedule 13D, dated December 2, 1997, as filed with the Securities and Exchange Commission (the "SEC") by Fund American Enterprises Holdings, Inc. ("FAEH"), which indicated that these Units were owned by Fund American Enterprises, Inc. The Amendment Number 8 to Schedule 13D may be reviewed for more detailed information concerning the matters summarized herein.

(2) This information was provided to the Trust on Amendment Number 3 to Schedule 13G, dated February 6, 1999, as filed with the SEC. The Amendment Number 3 to Schedule 13G may be reviewed for more detailed information concerning the matters summarized herein.

(3) This information was provided to the SEC and to the Trust in Amendment to
    Schedule 13G, dated February 12, 1999. Capital Guardian Trust Company reports sole voting power over 3,543,800 Units and sole dispositive power over 4,218,800 Units. The Amendment Number 4 to Schedule 13G filed with the SEC may be reviewed for more detailed information concerning the matters summarized herein.

     (b) Security Ownership of Management. In various fiduciary capacities, Bank One, Texas, N.A. owned, as of December 31, 1998, an aggregate of 89,472 Units with the sole right to vote 33,672 of these Units, the shared right to vote 1,000 of these Units, and no right to vote 54,800 of these Units. Bank One, Texas, N.A. disclaims any beneficial interest in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank One, Texas, N.A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 1998 and
Item 12(b) for information concerning Units owned by Bank One, Texas, N.A. in various fiduciary capacities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

FINANCIAL STATEMENTS

     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 1998:

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (4)(a)          -- San Juan Basin Royalty Trust Indenture, dated November 3,
                            1980, between Southland Royalty Company and The Fort
                            Worth National Bank (now Bank One, Texas, N.A.), as
                            Trustee, heretofore filed as Exhibit 4(a) to the Trust's
                            Annual Report on Form 10-K to the SEC for the fiscal year
                            ended December 31, 1980, is incorporated herein by
                            reference.*
            (b)          -- Net Overriding Royalty Conveyance from Southland Royalty
                            Company to the Forth Worth National Bank (now Bank One,
                            Texas, N.A.), as Trustee, dated November 3, 1980 (without
                            Schedules), heretofore filed as Exhibit 4(b) to the
                            Trust's Annual Report on Form 10-K to the SEC for the
                            fiscal year ended December 31, 1980, is incorporated
                            herein by reference.*
        (13)             -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1998.**
        (23)             -- Consent of Cawley, Gillespie & Associates, Inc.,
                            reservoir engineer.**
        (27)             -- Financial Data Schedule.**

---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, Texas, N.A., P.O. Box 2604, Fort Worth, Texas 76113.

** Filed herewith.

REPORTS ON FORM 8-K

     During the last quarter of the Trust fiscal year ended December 31, 1998, no reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust.

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

                                            BANK ONE, TEXAS, N.A.
                                            TRUSTEE OF THE SAN JUAN BASIN
                                              ROYALTY TRUST

                                            By:    /s/ LEE ANN ANDERSON
                                              ----------------------------------
                                                      (Lee Ann Anderson)
                                                        Vice President

Date: March 31, 1999

               (The Trust has no directors or executive officers)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 (4)(a)    -- San Juan Basin Royalty Trust Indenture, dated November 3,
              1980, between Southland Royalty Company and The Fort
              Worth National Bank (now Bank One, Texas, N.A.), as
              Trustee, heretofore filed as Exhibit 4(a) to the Trust's
              Annual Report on Form 10-K to the SEC for the fiscal year
              ended December 31, 1980, is incorporated herein by
              reference.*
    (b)    -- Net Overriding Royalty Conveyance from Southland Royalty
              Company to the Forth Worth National Bank (now Bank One,
              Texas, N.A.), as Trustee, dated November 3, 1980 (without
              Schedules), heretofore filed as Exhibit 4(b) to the
              Trust's Annual Report on Form 10-K to the SEC for the
              fiscal year ended December 31, 1980, is incorporated
              herein by reference.*
   (13)    -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1998.**
   (23)    -- Consent of Cawley, Gillespie & Associates, Inc.,
              reservoir engineer.**
   (27)    -- Financial Data Schedule.**

---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, Texas, N.A., P.O. Box 2604, Fort Worth, Texas 76113.

** Filed herewith.