Form 10-Q
period 1999-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 1999-05-17
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended March 31, 1999


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

Number of units of beneficial interest outstanding at May 15, 1999:   46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 1999, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1999 and 1998 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a review of the condensed financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


Bank One, Texas, N.A. as Trustee for the
   San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of March 31, 1999 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1998, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 22, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1998 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




DELOITTE & TOUCHE LLP

April 26, 1999

SAN JUAN  BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------


                                                                     March 31,    December 31,
ASSETS                                                                 1999          1998
                                                                    (Unaudited)
Cash and short-term investments                                     $ 2,112,428   $ 2,665,562
Net overriding royalty interests in producing oil and
  gas properties (net of accumulated amortization of
  $83,561,441 and $82,187,508 at March 31, 1999
  and December 31, 1998, respectively)                               49,714,087    51,088,020
                                                                    -----------   -----------

                                                                    $51,826,515   $53,753,582
                                                                    ===========   ===========

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                $ 2,112,428   $ 2,665,562
Commitments and contingencies  (Note 3)
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                               49,714,087    51,088,020
                                                                    -----------   -----------

                                                                    $51,826,515   $53,753,582
                                                                    ===========   ===========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                                        Three Months Ended
                                                                             March 31,
                                                                    -------------------------
                                                                        1999          1998
Royalty income                                                      $ 7,045,206   $11,663,131
Interest income                                                          13,626        28,048
                                                                    -----------   -----------
                                                                      7,058,832    11,691,179

General and administrative expenditures                                 266,949       249,207
                                                                    -----------   -----------

Distributable income                                                $ 6,791,883   $11,441,972
                                                                    ===========   ===========

Distributable income per Unit (46,608,796 Units)                    $   .145721   $   .245489
                                                                    ===========   ===========


The accompanying notes to condensed financial statements are an integral part of these statements.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                         Three Months Ended
                                                                             March 31,
                                                                    ----------------------------
                                                                        1999            1998
Trust corpus, beginning of period                                   $ 51,088,020    $ 56,119,448
Amortization of net overriding royalty interest                       (1,373,933)     (1,506,218)
Distributable income                                                   6,791,883      11,441,972
Distributions declared                                                (6,791,883)    (11,441,972)
                                                                    ------------    ------------

Trust corpus, end of period                                         $ 49,714,087    $ 54,613,230
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

     The Trust began receiving royalty income from coal seam gas wells beginning in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seams formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 1998, this tax credit was $1.06 per MMBtu. For qualifying production of the Trust, each Unit holder must determine his pro rata share of such production based upon the number of Units owned during each month of the year and apply the tax credit against his own income tax liability, but such credit may not reduce his regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase his credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the
     Section 29 credit in any other circumstances.

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

As the Trust does not directly maintain any systems, the Trust will not incur any direct costs related to the Year 2000 issue. However, the Trust is reliant on the performance of others, including the Trustee, BROG and third-party vendors (collectively, the "suppliers") for such things as the calculation and receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trust has made formal inquiries of the suppliers requesting information on their state of readiness for the Year 2000. Based upon responses received and reviewed by the Trust with respect to its material suppliers, all are currently addressing the Year 2000 issue and making efforts to be compliant prior to the Year 2000. The Trust can provide no assurance as to whether the suppliers will successfully address the Year 2000 issue. Failure to successfully address the Year 2000 issue by the suppliers could have a material adverse impact on the Trust and its Unit holders. At this time, the Trust believes the most adverse impact as a result of the suppliers' failure to successfully address the Year 2000 issue is that the Trust would not receive, and in turn would not be able to distribute, royalty income to the Unit holders.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

During the first quarter of 1999, the San Juan Basin Royalty Trust received royalty income of $7,045,206. Distributable income consists of royalty income plus interest income less administrative expenses. Interest income for the quarter was $13,626 and administrative expenses were $266,949. Thus, distributable income totaled $6,791,883. Based on 46,608,796 Units outstanding, the per Unit distributions during the first quarter of 1999 were as follows:

            January                                             $ .050214
            February                                              .050184
            March                                                 .045323
                                                                ---------
            Quarter Total                                       $ .145721
                                                                =========


The amount distributed to Unit holders in the first quarter of 1999 was less than the $.245489 distributed in the first quarter of 1998. The decrease was primarily attributable to a decrease in the average gas price from

$2.08 per Mcf for the first quarter of 1998 to $1.54 per Mcf for the first quarter of 1999. The tax credit relating to production from coal seam wells totaled approximately $.04 per Unit for the first quarter of 1999 compared to $.05 per Unit for the first quarter of 1998. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 1998.

Interest income for the first quarter of 1999 was less than the $28,048 in the first quarter of 1998 due to lower revenues. Administrative expenses of $266,949 were higher in the first three months of 1999 as compared to $249,207 in the first quarter of 1998, primarily as a result of differences in timing of the receipt and payment of these expenses.

Capital expenditures incurred by BROG, attributable to the properties from which the Royalty was carved ("Underlying Properties"), for the first quarter of 1999 amounted to $2,273,201. BROG advised the Trust that capital projections for 1999 are estimated to be $9.5 million. Capital expenditures were $2,263,043 for the first quarter of 1998.

BROG has informed the Trustee that during the first quarter of 1999, 3 gross (.41 net) conventional wells were completed on the Underlying Properties. Two gross (.08 net) coal seam wells were recavitated and 3 gross (.31 net) conventional wells were in progress on March 31, 1999. Information from BROG regarding well activity started in the first quarter of 1999 has not been reported to the Trust. In the first quarter of 1998, 4 gross (1.73 net) conventional wells were completed on the Underlying Properties. Two gross (1.75 net) conventional wells were recompleted and 9 gross (.37 net) coal seam wells were recavitated through March 31, 1998. There were 5 gross (1.60 net) conventional wells, 6 gross (2.02 net) conventional well recompletions, 1 gross (.04 net) coal seam well, 5 gross (.22 net) coal seam recompletions and 9 gross (.36 net) coal seam recavitations in progress on March 31, 1998. Unit holders are referred to "Description of the Properties" in the Trust's Annual Report for 1998 for further information concerning BROG's coal seam well drilling program in the San Juan Basin. This program includes properties in which the Trust owns an interest.

Royalty income for the quarter ended March 31, 1999 is associated with actual gas and oil production during November 1998 through January 1999 from the Underlying Properties. Gas and oil sales for the quarters ended March 31, 1999 and 1998 were as follows:

                                                               1999         1998
Gas:
   Total sales (Mcf)                                        10,337,439   10,961,460
   Mcf per day                                                 112,363      119,146
   Average price (per Mcf)                                  $     1.54   $     2.08

Oil:
   Total sales (Bbls)                                           18,446       20,472
   Bbls per day                                                    201          223
   Average price (per Bbl)                                  $     9.63   $    16.10

Gas and oil sales attributable to the Royalty for the quarters ended March 31, 1999 and 1998 were as follows:

Gas sales (Mcf)                                              5,043,882    6,168,933
Oil sales (Bbls)                                                 9,018       11,560

Coal seam gas production decreased from 4,959,361 Mcf in the first quarter of 1998 to 4,243,023 Mcf in the first quarter of 1999 due to a decrease in volumes from coal seam wells. The price paid for gas production decreased during the first quarter of 1999 primarily due to lower index prices in the San Juan Basin.

The price received per barrel of oil in the first quarter of 1999 was lower than that received in the first quarter of 1998 due to decreases in the posted prices. Lease operating expenses and property taxes totaled $2,795,802 during the first quarter of 1999 compared to $2,945,740 for the first quarter of 1998.

Since the gas and oil sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate production volumes from the Underlying Properties do not provide a meaningful comparison to volumes attributable to the Royalty.

Effective January 1, 1998, all volumes of Trust gas became subject to the terms of a Natural Gas Sales and Purchase Contract between BROG and El Paso Energy Marketing Company ("El Paso"). That contract is for a term of two years through and including December 31, 1999, and provides for the sale of Trust gas at prices which will fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. BROG entered into the contract with El Paso after soliciting and receiving competitive bids in late 1997 from six major gas marketing firms to market and/or purchase the Trust gas. The gas marketing consultant currently advising the Trust is in communication with BROG concerning BROG's plans for the marketing of gas subject to the Royalty following the expiration of the contract with El Paso at the end of 1999. Unit holders are referred to Note 6 of the Notes to Financial Statements in the Trust's 1998 annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

CALCULATION OF ROYALTY INCOME

Royalty income received by the Trust for the three months ended March 31, 1999 and 1998 was computed as shown in the following table:

                                                                        1999          1998
Gross proceeds of sales from the Underlying Properties:
   Gas proceeds                                                     $15,951,226   $22,793,991
   Oil proceeds                                                         177,560       329,680
                                                                    -----------   -----------

Total                                                                16,128,786    23,123,671
                                                                    -----------   -----------

Less production costs:
   Severance tax - Gas                                                1,648,328     2,324,745
   Severance tax - Oil                                                   17,848        39,302
   Lease operating expense and property tax                           2,795,802     2,945,740
   Capital expenditures                                               2,273,201     2,263,043
                                                                    -----------   -----------

Total                                                                 6,735,179     7,572,830
                                                                    -----------   -----------

Net profits                                                           9,393,607    15,550,841
Net overriding royalty interest                                              75%           75%
                                                                    -----------   -----------


Royalty income                                                      $ 7,045,206   $11,663,131
                                                                    ===========   ===========

Subsequent Event

BROG informed the Trust that after a rupture of the Williams "Trunk S" pipeline disrupted a significant flow of gas from BROG properties, BROG filed claims with insurance carriers and subsequently received payment of its claims. Some of the claims filed related to properties burdened by the Royalty. The amount of insurance proceeds applicable to such properties was determined to be $1,189,995.96, of which the Trust received 75% or $892,496.98. This amount was included in the distributable amount of $.060846 per Unit announced April 20, 1999 and will be reflected in the Trust's report for the second quarter of 1999.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended March 31, 1999. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

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

                               BANK ONE, TEXAS, N.A. AS TRUSTEE FOR THE SAN
                               JUAN BASIN ROYALTY TRUST


                               By /s/ LEE ANN ANDERSON
                                 --------------------------------------------
                                   Lee Ann Anderson
                                   Vice President

Dated as of May 17, 1999


               (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS


                                                                                                  SEQUENTIALLY
               EXHIBIT                                                                              NUMBERED
               NUMBER                                EXHIBIT                                          PAGE
               ------                                -------                                      ------------
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