Form 10-Q/A
period 1999-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 1999-06-09
CIK 319655

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


                          Commission File Number 1-8032

                          SAN JUAN BASIN ROYALTY TRUST


       TEXAS                                               I.R.S. No. 75-6279898


                Bank One, Texas, N.A. Corporate Trust Department
                                 P. O. Box 2604
                             Fort Worth, Texas 76113
                         Telephone Number (817) 884-4630


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of units of beneficial interest outstanding at May 15, 1999: 46,608,796

The registrant, San Juan Basin Royalty Trust (the "Trust"), hereby amends Item 1 of its Quarterly Report for the three month period ended March 31, 1999 on Form 10-Q, to amend and restate note 2 to the unaudited financial statements in its entirety as follows:

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

The Trustee is provided summary Section 29 tax credit information related to Trust Properties by BROG, which information is then passed along to the Unit holders. In Nielson-True Partnership, et al v. Commissioner, a 1997 Tax Court decision, the court ruled that nonconventional fuel (such as coal seam gas) produced from a well drilled and completed in an otherwise qualifying formation prior to December 31, 1992, is not eligible for the Section 29 credit unless the producer has received an appropriate well category determination from the Federal Energy Regulatory Commission ("FERC"). On March 23, 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. Dictum in the appeals court's decision (which is not binding as precedent) even suggests that, contrary to the clear implications of a 1993 Internal Revenue Service ruling, lack of such a well category determination may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that FERC's authority to render well category determinations ended (so that obtaining the requisite determination for any such well was impossible). Many producers assert that wells meeting the definitional requirements applied by FERC in rendering well category determinations are eligible for the Section 29 credit regardless of whether a well category determination is actually applied for or received, particularly for wells recompleted in qualifying formations after January 1, 1993, and additional litigation (and perhaps a legislative initiative) on this issue is to be expected.

In some cases the extent to which production from the various coal seam gas wells in which the Trust holds an interest would qualify for the Section 29 credit under the standards applied in the Nielson-True case is unclear, and the Trustee has requested that BROG provide clarification and an assessment of the effects of the foregoing, if any, on the Trust and its Unit holders. Pending such clarification and assessment, or further developments, or both, however, the availability of Section 29 credits to Unit holders in respect of some portion of the Trust's coal seam gas production could be subject to debate and challenge.

The classification of the Trust's income for purposes of the passive loss rules may be important to a Unit holder. As a result of the Tax Reform Act of 1986, royalty income will generally be treated as portfolio income and will not reduce passive losses.

The Trust hereby amends Item 2 to amend and restate the first sentence of the fifth paragraph under the heading "Three Months Ended March 31, 1999 and 1998" as follows:



BROG has informed the Trustee that during the first quarter of 1999, 3 gross (.10 net) conventional wells were completed on the Underlying Properties.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BANK ONE, TEXAS, N.A., AS TRUSTEE
                                               FOR THE SAN JUAN BASIN ROYALTY
                                               TRUST


Date: June 9, 1999                             /s/ Lee Ann Anderson
                                               ---------------------------------
                                               Lee Ann Anderson
                                               Trustee


               [The Trust has no directors or executive officers]