Form 10-Q
period 1999-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 1999-08-16
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended June 30, 1999


                           Commission File No. 1-8032



                          SAN JUAN BASIN ROYALTY TRUST


Texas                                                     I.R.S. No. 75-6279898


                     Bank One, Texas, N.A., Trust Department
                                 P. O. Box 2604
                             Fort Worth, Texas 76113

                          Telephone Number 817/884-4630



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of units of beneficial interest outstanding at August 13, 1999:
46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 1999, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1999 and 1998 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


Bank One, Texas, N.A. as Trustee
   for the San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of June 30, 1999 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1998, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 22, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1998 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




DELOITTE & TOUCHE LLP

July 15, 1999

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------



                                                                 JUNE 30,          DECEMBER 31,
ASSETS                                                             1999                1998
                                                               (UNAUDITED)
Cash and short-term investments                                $ 1,443,736         $ 2,665,562
Net overriding royalty interest in producing
   oil and gas properties (net of accumulated
   amortization of $84,934,900  and $82,187,508
   at June 30, 1999 and December 31, 1998, respectively)        48,340,628          51,088,020
                                                               -----------         -----------
                                                               $49,784,364         $53,753,582

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                           $ 1,443,736         $ 2,665,562
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                          48,340,628          51,088,020
                                                               -----------         -----------
                                                               $49,784,364         $53,753,582
                                                               ===========         ===========



CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------



                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               JUNE 30,                         JUNE 30,
                                      ---------------------------     ---------------------------
                                          1999            1998            1999          1998
Royalty income                        $ 5,359,825     $ 6,678,662     $12,405,031     $18,341,793
Interest income                            16,103          17,154          29,729          45,202
Other                                     892,496                         892,496
                                      -----------     -----------     -----------     -----------

                                        6,268,424       6,695,816      13,327,256      18,386,995

General and administrative
   expenditures                           324,515         288,887         591,464         538,094
                                      -----------     -----------     -----------     -----------

Distributable income                  $ 5,943,909     $ 6,406,929     $12,735,792     $17,848,901
                                      ===========     ===========     ===========     ===========

Distributable income per Unit
   (46,608,796 Units)                 $   .127528     $   .137462     $   .273249     $   .382951
                                      ===========     ===========     ===========     ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------



                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 JUNE 30,                            JUNE 30,
                                      ------------------------------      ------------------------------
                                           1999             1998              1999              1998
Trust corpus, beginning of period     $ 49,714,087      $ 54,613,230      $ 51,088,020      $ 56,119,448
Amortization of net overriding
   royalty interest                     (1,373,459)       (1,193,606)       (2,747,392)       (2,699,824)
Distributable income                     5,943,909         6,406,929        12,735,792        17,848,901
Distributions declared                  (5,943,909)       (6,406,929)      (12,735,792)      (17,848,901)
                                      ------------      ------------      ------------      ------------

Trust corpus, end of period           $ 48,340,628      $ 53,419,624      $ 48,340,628      $ 53,419,624
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

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF ACCOUNTING

      The San Juan Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

      o Royalty income recorded for a month is the amount computed and paid by the working interest owner, Burlington Resources Oil & Gas Company ("BROG"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The Royalty Income amount of $5,359,825 for the quarter ended June 30, 1999, does not include the $892,496 paid to the Trust for a one-time business interruption insurance claim.

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

      The Trustee is provided summary Section 29 tax credit information related to Trust Properties by BROG, which information is then passed along to the Unit holders. In Nielson-True Partnership, et al, v. Commissioner, a 1997 Tax Court decision, the court ruled that nonconventional fuel (such as coal seam gas) produced from a well drilled and completed in an otherwise qualifying formation prior to December 31, 1992, is not eligible for the
      Section 29 credit unless the producer has received an appropriate well category determination from the Federal Energy Regulatory Commission ("FERC"). On March 23, 1999, the U. S. Court of Appeals for the 10th Circuit affirmed that decision. Dictum in the appeals court's decision (which is not binding as precedent) even suggests that, contrary to the clear implications of a 1993 Internal Revenue Service ruling, lack of such a well category determination may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that FERC's authority to render well category determinations ended (so that obtaining the requisite determination for any such well was impossible). Many producers assert that wells meeting the definitional requirements applied by FERC in rendering well category determinations are eligible for the Section 29 credit regardless of whether a well category determination is actually applied for or received, particularly for wells recompleted in qualifying formations after January 1, 1993, and additional litigation (and perhaps a legislative initiative) on this issue is to be expected.

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

YEAR 2000 ISSUE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at January 1, 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences.

As the Trust does not directly maintain any systems, the Trust will not incur any direct costs related to the Year 2000 issue. However, the Trust is reliant on the performance of others, including the Trustee, BROG and third-party vendors (collectively, the "suppliers") for such things as the calculation and receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trustee has adopted an extensive and comprehensive testing plan to help ensure that its systems will function properly before, during and after the year 2000. The Trust has made formal inquiries of BROG and significant third party vendors, including Harris Trust and Savings Bank, the transfer agent for the Trust, to determine the extent to which the Trust is vulnerable to failure by BROG or such other third parties to remediate their own Year 2000 issues.

The Trust is aware that BROG has assessed its information technology for Year 2000 issues. BROG's Year 2000 readiness plan involves four phases: assessment, remediation, testing and implementation. BROG has completed all four phases for all of its significant information technology. BROG has reported that while its assessment confirmed that information technology exposures were not material, assets used in producing, gathering and transporting hydrocarbons were determined to be at risk of encountering Year 2000 problems. BROG further reports that it has completed the remediation, testing and implementation phases for such operating equipment with the goal of ensuring that all critical operating equipment under its control remains operational. BROG has contacted all of its third-party vendors that it considers material to its operations. All such vendors have responded that they believe that Year 2000 issues will not have a material adverse effect on their operations. BROG has surveyed the operators of its three primary gathering and pipeline systems in the San Juan Basin, including the operators that transport the gas gathered from the Underlying Properties. BROG and other major producers in the San Juan Basin have developed contingency plans to deal with unforeseen failures to information technology with respect to these gathering and pipeline systems.

The Trust can provide no assurance as to whether BROG and third party vendors will successfully address the Year 2000 issue. Failing to successfully address the Year 2000 issue by BROG and third party vendors could have a material adverse impact on the Trust and its Unit holders. At this time, the Trust believes the most adverse impact as a result of the suppliers' failure to successfully address the Year 2000 issue is that the Trust would not receive, and in turn would not be able to distribute, royalty income to the Unit holders.

THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998:

The Trust received royalty income of $5,359,825 and interest income of $16,103 during the second quarter of 1999. The Royalty Income amount of $5,359,825 for the quarter ended June 30, 1999, does not include the $892,496 paid to the Trust for a one-time business interruption insurance claim. After deducting administrative expenses of $324,515 distributable income for the quarter was $5,943,909 ($.127528 per Unit). In the second quarter of 1998, royalty income was $6,678,662, interest income was $17,154, administrative expenses were $288,887 and distributable income was $6,406,929 ($.137462 per Unit). The tax credit relating to production from coal seam wells totaled approximately $.03 per Unit for the second quarter of 1999 and $.04 per Unit for the second quarter of 1998. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 1998. Based on 46,608,796 Units outstanding, the per Unit distributions during the second quarter of 1999 were as follows:


April                    $.060846
May                       .035706
June                      .030976
                         --------
Quarter Total            $.127528
                         ========


The royalty income distributed in the second quarter of 1999 was lower than that distributed in the second quarter of 1998, primarily due to a decrease in the average gas price from $1.70 per Mcf for the second quarter of 1998 to $1.34 per Mcf for the second quarter of 1999, partially offset by a decrease in capital costs during the second quarter of 1999. Interest earnings for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998, were lower, primarily due to decreased funds available for investment. Administrative expenses were higher primarily as a result of differences in timing of the receipt and payment of these expenses.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the second quarter of 1999 were reported by BROG as $2,687,005 versus $4,040,043 for the second quarter of 1998. BROG indicates that the majority of the decrease in capital expenditures is attributable to the timing of payment of invoices related to the 1999 infill program and a greater cost bearing interest associated with 1998 capital workovers compared to 1999. Lease operating expenses and property taxes increased to $3,159,960 for the second quarter of 1999 as compared to $2,857,822 for the second quarter of 1998 due to the first delivery of infill wells from the 1998 capital program.

BROG has informed the Trustee that during the second quarter of 1999, 17 gross (.30 net) conventional wells were completed on the Underlying Properties. There were 66 gross (14.28 net) conventional wells and eight gross (1.45 net) recompletions in progress at June 30, 1999. Seven gross (.048 net) coal seam recavitations were completed and 14 gross (.27 net) coal seam recavitations were in progress in the second quarter of 1999. Three gross (1.42 net) coal seam wells and one gross (.108 net) coal seam recompletion were in progress at June 30, 1999. By comparison, five gross (3.36 net) conventional wells were completed on the Underlying Properties during the second quarter of 1998. There was one gross (.04 net) coal seam and 27 gross (5.71 net) conventional wells in progress at June 30, 1998. Six gross (4.30 net) conventional wells were recompleted and nine gross (.36 net) coal seam well recavitations were completed on the Underlying Properties in the second quarter of 1998. Five gross (1.57 net) conventional well recompletions, five gross (.22 net) coal seam recompletions and 12 gross (1.31 net) coal seam recavitations were in progress at June 30, 1998.

Royalty income for the quarter ended June 30, 1999 is associated with actual gas and oil production during February 1999 through April 1999 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended June 30, 1999 and 1998 were as follows:


                                      1999            1998

Gas:
    Total sales (Mcf)              10,533,677     10,166,912
    Mcf per day                       118,356        114,235
   Average price (per Mcf)         $     1.34     $     1.70

Oil:
    Total sales (Bbls)                 18,074         24,744
    Bbls per day                          203            278
   Average price (per Bbl)         $    12.65     $    13.22

Gas and oil sales attributable to the Royalty for the quarters ended June 30, 1999 and 1998 were as follows:


                                      1999            1998

Gas sales (Mcf)                     4,393,718      4,287,827
Oil sales (Bbls)                        7,598         10,375

During the second quarter of 1999, gas prices were lower than during the second quarter of 1998. Gas production increased slightly in 1999 as compared to 1998. The price per barrel of oil during the second quarter of 1999 was $.57 per bbl lower than that received for the second quarter of 1998 due to decreases in oil prices in world markets generally including the posted prices applicable to oil sales attributable to the Royalty.

Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate production volumes from the Underlying Properties may not provide a meaningful comparison to volumes attributable to the Royalty.

Effective January 1, 1998, all volumes of Trust gas became subject to the terms of a Natural Gas Sales and Purchase Contract between BROG and El Paso Energy Marketing Company ("El Paso"). That contract is for a term of two years through and including December 31, 1999, and provides for the sale of Trust gas at prices which will fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. BROG entered into the contract with El Paso after soliciting and receiving competitive bids in late 1997 from six major gas marketing firms to market and/or purchase the Trust gas. BROG has distributed requests for proposals to 19 gas marketing firms as part of the process of putting a successor contract in place for marketing the Trust gas commencing January 1, 2000. Unit holders are referred to Note 6 of the Notes to Financial Statements in the Trust's 1998 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998:

For the six months ended June 30, 1999 distributable income was $12,735,792 ($.273249 per Unit) which was less than the $17,848,901 ($.382951 per Unit) of income distributed during the same period in 1998. The decrease resulted primarily from decreases in gas and oil prices, partially offset by the one-time insurance proceeds. Interest income for the six months ended June 30, 1999 was $29,729 compared to $45,202 during the first six months of 1998. This decrease is due to a decrease in funds available for investment. General and administrative expenses increased to $591,464 from $538,094 during the 1998 period primarily due to differences in timing of the receipt and payment of these expenses.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 1999 amounted to $4,960,206. Capital expenditures were $6,303,086 for the first six months of 1998. Lease operating expenses and property taxes totaled $5,955,762 for the first six months of 1999 compared to $5,803,562 for the first six months of 1998.

BROG advised the Trustee that during the six months ended June 30, 1999, 22 gross (.401 net) conventional wells were completed on the Underlying
Properties. One gross (.65 net) conventional well was completed. Twelve gross (.144 net) coal seam wells were recavitated during the first six months of 1999. During the six months ended June 30, 1998, nine gross (5.09 net) conventional gas wells were completed on the Underlying Properties. Eight gross (6.05 net) conventional wells were recompleted. Eighteen gross (.73 net) coal seam wells were recavitated during the first six months of 1998.

Royalty income for the six months ended June 30, 1999 is associated with actual gas and oil production during November 1998 through April 1999 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 1999 and 1998 were as follows:


                                                     1999           1998
Gas:
   Total sales (Mcf)                              20,871,116     21,128,372
   Mcf per day                                       115,310        116,731
   Average price (per Mcf)                       $      1.44    $      1.90

Oil:
   Total sales (Bbls)                                 36,520         45,216
   Bbls per day                                          202            250
   Average price (per Bbl)                       $     11.12    $     14.53


Gas and oil sales attributable to the Royalty for the six months ended June 30, 1999 and 1998 were as follows:


                                                     1999            1998
Gas sales (Mcf)                                    9,436,600     10,456,760
Oil sales (Bbls)                                      16,616         21,935


During the first six months of 1999, gas and oil prices were lower than during the first six months of 1998. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

CALCULATION OF ROYALTY INCOME:

Royalty income received by the Trust for the three months and six months ended June 30, 1999 and 1998, respectively, was computed as shown in the following table:



                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                       JUNE 30,                                 JUNE 30,
                                         --------------------------------------  ------------------------------
                                                1999               1998              1999              1998
Gross proceeds of sales from the
   Underlying Properties:

   Gas proceeds                            $ 14,138,802       $ 17,283,052       $ 30,090,028      $ 40,077,044
   Oil proceeds                                 228,556            327,151            406,116           656,830
                                           ------------       ------------       ------------      ------------

Total                                        14,367,358         17,610,203         30,496,144        40,733,874
                                           ------------       ------------       ------------      ------------

Less production costs:
   Severance tax - Gas                        1,448,732          1,772,144          3,097,060         4,096,889
   Severance tax - Oil                           20,674             35,311             38,522            74,613
   Lease operating expenses and
      property tax                            2,849,124          2,857,822          5,644,926         5,803,562
   Capital expenditures                       2,997,840          4,040,043          5,271,041         6,303,086
   Other                                        (95,445)                              (95,445)
                                           ------------       ------------       ------------      ------------

Total                                         7,220,925          8,705,320         13,956,104        16,278,150
                                           ------------       ------------       ------------      ------------

Net profits                                   7,146,433          8,904,883         16,540,040        24,455,724
                                           ------------       ------------       ------------      ------------

Net overriding royalty interest                      75%                75%                75%               75%
                                           ------------       ------------       ------------      ------------

Royalty income                             $  5,359,825       $  6,678,662       $ 12,405,031      $ 18,341,793
                                           ============       ============       ============      ============

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended June 30, 1999. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

                The Trust is not a party to any litigation. However, the Trust is aware that BROG is involved in litigation from time to time that could affect the royalty income received by the Trust.

                A lawsuit has been commenced against BROG by certain royalty and overriding royalty owners on behalf of those persons similarly situated. The suit involves properties that are burdened by the Trust. This case is one of six virtually identical class actions filed against New Mexico gas producers. All such cases have been consolidated in the First Judicial District of Santa Fe County, New Mexico where the case is styled San Juan 1990-A, L.P., et al. v. El Paso Production Company and Meridian Oil Inc. The plaintiffs allege that they and members of the proposed class have been underpaid for royalties and overriding royalties. The plaintiffs have sought to certify the actions as class actions and seek monetary damages. The court has denied class certification, but the plaintiffs have renewed their request for class certification. Discovery in this matter is said to be near conclusion, and BROG anticipates summary judgement proceedings to occur in the fall of 1999. Because of the pending nature of the litigation, exposure to the Trust from this suit cannot be quantified. However, if the plaintiffs who have interests in properties that are burdened by the Trust are successful, royalty income received by the Trust could decrease.

                In addition, the Trust is aware of an administrative claim brought by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleges that additional royalties are due on production from federal and Indian leases in the State of New Mexico on properties that are burdened by the Royalty. BROG filed its statement of reasons in June 1997 thereby contesting whether the royalties are payable as claimed. BROG has informed the Trust that the administrative claim is in the appeal process. If the MMS claim is successful, royalty income received by the Trust could decrease.

                BROG is in negotiations with the State of New Mexico for a tax refund based upon a claim for reimbursement of compression costs used in calculating wellhead values. BROG has obtained the approval of the Attorney General of New Mexico of a settlement in the amount of $4,200,000, but no payment has yet been received. BROG has not informed the Trust of the proportion of the settlement proceeds, which will be attributable to the Trust.

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

                     (27)    Financial Data Schedule

                (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

Date:  August 13, 1999


               (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS



  EXHIBIT
  NUMBER              EXHIBIT
  -------             -------
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