Form 10-Q
period 1999-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 1999-11-12
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the Quarterly Period Ended September 30, 1999


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

Number of units of beneficial interest outstanding at November 12, 1999:
46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust (the "Trust"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 1999, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1999 and 1998 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has conducted a limited review of the condensed financial statements as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


Bank One, Texas, N.A. as Trustee
   for the San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of September 30, 1999 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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




DELOITTE & TOUCHE LLP

November 11, 1999

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                              1999             1998
                                                                           (UNAUDITED)

ASSETS

Cash and short-term investments                                          $    2,622,256   $    2,665,562
Net overriding royalty interest in producing
   oil and gas properties (net of accumulated
   amortization of $86,409,491 and $82,187,508
   at September 30, 1999 and December 31, 1998, respectively)                46,866,037       51,088,020
                                                                         --------------   --------------

                                                                         $   49,488,293   $   53,753,582
                                                                         ==============   ==============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                     $    2,622,256   $    2,665,562
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                                       46,866,037       51,088,020
                                                                         --------------   --------------

                                                                         $   49,488,293   $   53,753,582
                                                                         ==============   ==============

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                -----------------------------   -----------------------------
                                     1999            1998            1999            1998
Royalty income                  $   7,908,631   $   6,276,679   $  20,313,662   $  24,618,472
Interest income                        13,147          12,749          42,876          57,951
Other                                    --              --           892,496            --
                                -------------   -------------   -------------   -------------
                                    7,921,778       6,289,428      21,249,034      24,676,423

General and administrative
   expenditures                       156,248         125,509         747,712         663,603
                                -------------   -------------   -------------   -------------

Distributable income            $   7,765,530   $   6,163,919   $  20,501,322   $  24,012,820
                                =============   =============   =============   =============

Distributable income per Unit
   (46,608,796 Units)           $     .166611   $     .132248   $     .439860   $     .515199
                                =============   =============   =============   =============


The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS  (UNAUDITED)
--------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                           --------------------------------    --------------------------------
                                                 1999              1998              1999              1998

Trust corpus, beginning of period          $   48,340,628    $   53,419,624    $   51,088,020    $   56,119,448
Amortization of net overriding
   royalty interest                            (1,474,591)       (1,177,023)       (4,221,983)       (3,876,847)
Distributable income                            7,765,530         9,604,967        20,501,322        24,012,820
Distributions declared                         (7,765,530)       (9,604,967)      (20,501,322)      (24,012,820)
                                           --------------    --------------    --------------    --------------

Trust corpus, end of period                $   46,866,037    $   52,242,601    $   46,866,037    $   52,242,601
                                           ==============    ==============    ==============    ==============


The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF ACCOUNTING

      The San Juan Basin Royalty Trust was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

      o Royalty income recorded for a month is the amount computed and paid by the working interest owner, Burlington Resources Oil & Gas Company ("BROG"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The Royalty income amount of $20,313,662 for the nine months ended September 30, 1999, does not include the $892,496 paid to the Trust for a one-time business interruption insurance claim.

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

      The Trustee is provided summary Section 29 tax credit information related to Trust properties by BROG, which information is then passed along to the Unit holders. In Nielson-True Partnership, et al, v. Commissioner, a 1997 Tax Court decision, the court ruled that nonconventional fuel (such as coal seam gas) produced from a well drilled and completed in an otherwise qualifying formation prior to December 31, 1992, is not eligible for the
      Section 29 credit unless the producer has received an appropriate well category determination from the Federal Energy Regulatory Commission ("FERC"). On March 23, 1999, the U. S. Court of Appeals for the 10th Circuit affirmed that decision. Dictum (i.e., language in the appeals court's decision which is not binding as precedent) even suggests that, contrary to the clear implications of a 1993 Internal Revenue Service ruling, lack of such a well category determination may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that FERC's authority to render well category determinations ended (so that obtaining the requisite determination for any such well was impossible). Many producers assert that wells meeting the definitional requirements applied by FERC in rendering well category determinations are eligible for the Section 29 credit regardless of whether a well category determination is actually applied for or received, particularly for wells recompleted in qualifying formations after January 1, 1993, and additional litigation (and perhaps a legislative initiative) on this issue is to be expected.

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

                                     ******

ITEM 2.   TRUSTEE'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and
Section 27A of the Securities Act of 1933. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward looking statements generally are accompanied by words such as "may," "will," "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe," "plan," "intend," or other words that convey the uncertainty of future events or outcomes. Such statements reflect our current view with respect to future events; are based on our assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

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

As the Trust does not directly maintain any systems, the Trust will not incur any direct costs related to the Year 2000 issue. However, the Trust relies on the performance of third parties, including the Trustee, BROG and third-party vendors (collectively, the "suppliers") for such things as the calculation and receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trustee has adopted an extensive and comprehensive testing plan to help ensure that its systems will function properly before, during and after the year 2000. The Trust has made formal inquiries of BROG and significant third party vendors, including Harris Trust and Savings Bank, the transfer agent for the Trust, to determine the extent to which the Trust is vulnerable to failure by BROG or such other third parties to remediate their own Year 2000 issues.

BROG has informed the Trust that it has assessed its information technology for Year 2000 issues. BROG's Year 2000 readiness plan involves four phases: assessment, remediation, testing and implementation. BROG has completed all four phases for all of its significant information technology. BROG has reported that its assessment has confirmed that assets used in producing, gathering and transporting hydrocarbons may be at risk of encountering Year 2000 problems, but that information technology exposures were not material,. BROG further reports that it has completed the remediation, testing and implementation phase for such operation equipment with the goal of ensuring that all critical operating equipment under its control remains operational. BROG has contacted all of its third-party vendors that it considers material to its operations. All such vendors have responded that they believe that Year 2000 issues will not have a material adverse effect on their operations. BROG has surveyed the operators of its three primary gathering and pipeline systems in the San Juan Basin, including the operators that transport the gas gathered from the Underlying Properties. BROG and other major producers in the San Juan Basin have developed contingency plans to deal with unforeseen failures to information technology with respect to these gathering and pipeline systems.

The Trust can provide no assurance as to whether BROG and third party vendors will successfully address the Year 2000 issue. Failing to successfully address the Year 2000 issue by BROG and third party vendors could have a material adverse impact on the Trust and its Unit holders. At this time, the Trust believes the most adverse impact that could result from the suppliers' failure to successfully address the Year 2000 issue is the possibility that the Trust would not receive, and in turn would not be able to distribute, Royalty income to the Unit holders.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998:

The Trust received royalty income of $7,908,631 and interest income of $13,147 during the third quarter of 1999. After deducting administrative expenses of $156,248 distributable income for the quarter was $7,765,530 ($.166611 per Unit). In the third quarter of 1998, royalty income was $6,276,679, interest income was $12,749, administrative expenses were $125,509 and distributable income was $6,163,919 ($.132248 per Unit). The tax credit relating to production from coal seam wells totaled approximately $.04 per Unit for the third quarter of 1999 and $.04 per Unit for the third quarter of 1998. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 1998. Based on 46,608,796 Units outstanding, the per Unit distributions during the third quarter of 1999 were as follows:


                     July                                 $ .067887
                     August                                 .042463
                     September                              .056261
                                                          ---------

                     Quarter Total                        $ .166611
                                                          =========


The royalty income distributed in the third quarter of 1999 was higher than that distributed in the third quarter of 1998, primarily due to an increase in the average gas price from $1.62 per Mcf for the third quarter of 1998 to $1.84 per Mcf for the third quarter of 1999. Interest earnings for the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998, were higher, primarily due to an increase in funds available for investment. Administrative expenses were higher, primarily as a result of differences in timing of the receipt and payment of these expenses.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the third quarter of 1999 were reported by BROG as $2,720,024 versus $3,745,082 for the third quarter of 1998. BROG indicates that the majority of the decrease in capital expenditures is attributable to the timing of payment of invoices related to the 1999 infill program and a greater cost bearing interest associated with 1998 capital workovers compared to 1999. BROG has recently informed the Trustee that its estimated capital budget for 1999 has been increased from $9.5 million to $11 million due to the reclassification of charges for facility tubing change outs from an operating to a capital expense. Lease operating expenses and property taxes decreased to $2,243,776 for the third quarter of 1999 as compared to $2,786,500 for the third quarter of 1998. BROG accrued $493,473 for January 1999 lease operating charges thought not to have been processed. This accrual was reversed in August when it was determined that the majority of such charges had in fact been processed. This reversal of charges has caused lease operating expenses for the third quarter of 1999 to appear lower than for the same period of 1998.

BROG has informed the Trustee that one gross (0.05 net) coal seam well was completed as of September 30, 1999. One gross (0.88) net coal seam well, 19 gross (0.28 net) coal seam well recavitations, five gross (1.22 net) coal seam recompletions, and 49 gross (11.81 net) conventional wells were in progress as of September 30, 1999. By comparison, one gross (.04 net) conventional well was completed on the Underlying Properties during the third quarter of 1998. There were 36 gross (7.70 net) conventional wells in progress at September 30, 1998. Two gross (1.47 net) conventional wells were recompleted and five gross (.21 net) coal seam well recavitations were completed on the Underlying Properties in the third quarter of 1998. Two gross (.07 net) conventional well recompletions, one gross (.045 net) coal seam recompletion and five gross (.16 net) coal seam recavitations were in progress at September 30, 1998. "Gross" acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG's interest therein is referred to as the "net" acres or wells.

Royalty income for the quarter ended September 30, 1999 is associated with actual gas and oil production during May 1999 through July 1999 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended September 30, 1999 and 1998 were as follows:

                                                        1999            1998
Gas:
   Total sales (Mcf)                                 9,253,207       10,135,621
   Mcf per day                                         100,578          110,170
   Average price (per Mcf)                          $     1.84      $      1.62

Oil:
   Total sales (Bbls)                                   18,837           18,478
   Bbls per day                                            205              201
   Average price (per Bbl)                          $    15.69      $     12.03

Gas and oil sales attributable to the Royalty for the quarters ended September 30, 1999 and 1998 were as follows:

                                                        1999             1998
Gas sales (Mcf)                                      4,717,239        4,264,729
Oil sales (Bbls)                                         9,480            7,771

Although gas sales attributable to the Royalty increased in the third quarter of 1999, as compared to the same period in 1998, interim reports received from BROG indicated lower production for the months of June and July 1999, as compared to the prior year. Upon inquiry from the Trust, BROG responded that the apparent declines in gas production for those months did not reflect actual declines in gas productivity, but rather, were the result of prior period adjustments. BROG indicated that deficiencies in its new internal accounting system precluded it from generating actual production reports for the months of January through August, and it instead relied upon estimates based on historical production, which estimates proved high. The prior period adjustments were employed by BROG to reconcile the difference between its estimates and the actual production for the subject months. The Trust's consultants have reviewed data supplied by BROG in support of the prior period adjustments and have preliminarily approved them, subject to final audit.

Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate production volumes from the Underlying Properties may not provide a meaningful comparison to volumes attributable to the Royalty.

During the third quarter of 1999, gas prices were higher than during the third quarter of 1998. Gas sales attributable to the Royalty increased slightly in 1999 as compared to 1998. The price per barrel of oil during the third quarter of 1999 was $3.66 per bbl higher than that received for the third quarter of 1998 due to increases in oil prices in world markets generally including the posted prices applicable to oil sales attributable to the Royalty.

Effective January 1, 1998, all volumes of gas which are subject to the Royalty (the "Trust gas") became subject to the terms of a Natural Gas Sales and Purchase Contract between BROG and El Paso Energy Marketing Company ("El Paso"). That contract is for a term of two years through and including December 31, 1999, and provides for the sale of Trust gas at prices which will fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. BROG entered into the contract with El Paso after soliciting and receiving competitive bids in late 1997 from six major gas marketing firms to market and/or purchase the Trust gas. In August 1999 BROG distributed requests for proposals to 19 gas marketing firms. Responses have been received and are being reviewed and negotiated as part of the process of putting a successor contract in place for marketing the Trust gas commencing January 1, 2000. Unit holders are referred to Note 6 of the Notes to Financial Statements in the Trust's 1998 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

In February 1999, the Trust's auditors notified the Trust of an apparent gas imbalance. A gas imbalance occurs where more than one party is entitled to the economic benefit of the production of natural gas, but the gas is sold for the account of less than all of the parties. The resulting imbalance may be corrected by various means including a cash settlement and/or a volume adjustment whereby an increased percentage of future production is sold for the account of the underproduced party or parties. The Trust's auditors suggested that the subject imbalance might relate to the acquisition by BROG's predecessor, Southland Royalty Company ("Southland Royalty"), of mineral properties which had been operated under a Joint Operating Agreement between Southland Royalty and Unicon, the seller of the properties. The Trust made inquiry of BROG concerning the imbalance and BROG agreed to investigate the records. The Trustee met with BROG representatives in June 1999 to discuss the investigation and by correspondence of September 24, 1999, BROG reported that the imbalance probably related to problems experienced in the 1980's and early 1990's by Southland Royalty and Unicon in their dealings with Public Service Company of New Mexico. BROG reported that Unicon was flowing gas to its account while Southland Royalty was not producing and that this created a gas imbalance. The imbalance was addressed, as between Southland Royalty and Unicon, by a reduction in the total purchase price for Unicon assets acquired by Southland Royalty in June 1990. However, there was no payment made to the Trust at the time of that acquisition.

BROG proposes to address the imbalance with the Trust based upon the terms of a Gas Balancing Agreement it indicates was in place between Southland Royalty and Unicon, in connection with the Joint Operating Agreement applicable to the subject properties. BROG has offered $2,395,202.49 as a cash settlement. The Trust is considering the appropriateness of this proposed resolution and this offer and is consulting with its advisors. No assurance can be given as to when and how this issue will be resolved or that the gas imbalance issue will be resolved in favor of the Trust.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

For the nine months ended September 30, 1999 distributable income was $20,501,322 ($.439860 per Unit) which was less than the $24,012,820 ($.515199 per Unit) of income distributed during the same period in 1998. The Trust received $892,496 as proceeds of a one-time business interruption insurance claim as reported in the Trust's report on Form 10-Q for the quarter ended June 30, 1999. The decrease in distributable income resulted primarily from decreases in gas and oil prices, partially offset by the one-time distribution of insurance proceeds. Interest income for the nine months ended September 30, 1999 was $42,876 compared to $57,951 during the first nine months of 1998. This decrease is due to a decrease in funds available for investment. General and administrative expenses increased to $747,712 from $663,603 during the 1998 period primarily due to differences in timing of the receipt and payment of these expenses.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 1999 amounted to $7,991,065. Capital expenditures were $10,048,169 for the first nine months of 1998.

Lease operating expenses and property taxes totaled $7,888,702 for the first nine months of 1999 compared to $8,590,061 for the first nine months of 1998.

BROG advised the Trustee that during the nine months ended September 30, 1999, 22 gross (.401 net) conventional wells were completed on the Underlying Properties. One gross (.05 net) coal seam well was completed. Twelve gross (.144 net) coal seam wells were recavitated during the first six months of 1999. During the nine months ended September 30, 1998, ten gross (5.13 net) conventional gas wells were completed on the Underlying Properties and 21 gross (10.74 net) conventional wells were recompleted. Twenty-nine gross (2.01 net) coal seam wells were recavitated during the first nine months of 1998.

Royalty income for the nine months ended September 30, 1999 is associated with actual gas and oil production during November 1998 through July 1999 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 1999 and 1998 were as follows:

                                                        1999            1998
Gas:
   Total sales (Mcf)                                30,124,323       31,263,993
   Mcf per day                                         110,346          114,520
   Average price (per Mcf)                         $      1.56      $      1.81

Oil:
   Total sales (Bbls)                                   55,357           63,694
   Bbls per day                                            203              233
   Average price (per Bbl)                         $     12.69      $     13.80

Gas and oil sales attributable to the Royalty for the nine months ended September 30, 1999 and 1998 were as follows:

                                                         1999            1998
Gas sales (Mcf)                                     14,153,839       14,721,489
Oil sales (Bbls)                                        26,096           29,706

During the first nine months of 1999, gas and oil prices were lower than during the first nine months of 1998. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

CALCULATION OF ROYALTY INCOME:

Royalty income received by the Trust for the three months and nine months ended September 30, 1999 and 1998, respectively, was computed as shown in the following table:


                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                        ---------------------------   ----------------------------
                                            1999           1998           1999           1998
Gross proceeds of sales from
   the Underlying Properties :

   Gas proceeds                         $ 17,003,534   $ 16,436,207   $ 47,093,562    $ 56,513,251
   Oil proceeds                              296,092        222,230        702,209         879,060
                                        ------------   ------------   ------------    ------------

           Total                          17,299,626     16,658,437     47,795,771      57,392,311
                                        ------------   ------------   ------------    ------------

Less production costs:
   Severance tax - Gas                     1,756,659      1,735,847      4,853,720       5,832,736
   Severance tax - Oil                        34,325         22,103         72,846          96,716
   Lease operating expenses
      and property tax                     2,243,776      2,786,500      7,888,702       8,590,061
   Capital expenditures                    2,720,024      3,745,082      7,991,065      10,048,169
   Other (a)                                    --             --          (95,445)           --
                                        ------------   ------------   ------------    ------------

           Total                           6,754,784      8,289,532     20,710,888      24,567,682
                                        ------------   ------------   ------------    ------------

Net profits                               10,544,842      8,368,905     27,084,883      32,824,629
                                        ------------   ------------   ------------    ------------

Net overriding royalty
   interest                                       75%            75%            75%             75%
                                        ------------   ------------   ------------    ------------

Royalty income                          $  7,908,632   $  6,276,679   $ 20,313,662    $ 24,618,472
                                        ============   ============   ============    ============

(a) represents the payment of interest for the late payment of gas revenue


ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended September 30, 1999. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

                The Trust is not a party to any litigation. However, the Trust is aware that BROG is involved in litigation from time to time that could affect the royalty income received by the Trust.

                A lawsuit was commenced on September 1, 1995 against BROG by certain royalty and overriding royalty owners on behalf of those persons similarly situated. The suit involves properties that are burdened by the Trust. This case is one of six virtually identical class actions filed against New Mexico gas producers. All such cases have been consolidated in the First Judicial District of Santa Fe County, New Mexico where the case is styled San Juan 1990-A, L.P., et al. v. El Paso Production Company and Meridian Oil Inc. The plaintiffs allege that they and members of the proposed class have been underpaid for royalties and overriding royalties. The plaintiffs have sought to certify the actions as class actions and seek monetary damages. The court has denied class certification, but the plaintiffs have renewed their request for class certification. Discovery in this matter is said to be near conclusion, and BROG anticipates summary judgment proceedings to occur in the fall of 1999. Because of the pending nature of the litigation, exposure to the Trust from this suit cannot be quantified. However, if the plaintiffs who have interests in properties that are burdened by the Trust are successful, royalty income received by the Trust could decrease.

                In addition, an administrative claim was initiated on March 17, 1997 by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleges that additional royalties are due on production from federal and Indian leases in the State of New Mexico on properties that are burdened by the Royalty. In June 1997 BROG filed its statement of reasons thereby contesting whether the royalties are payable as claimed. BROG has informed the Trust that the administrative claim is in the appeal process. If the MMS claim is successful, royalty income received by the Trust could decrease.

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

Item 5.         Other

                In February 1999, the Trust's auditors notified the Trust of an apparent gas imbalance. A gas imbalance occurs where more than one party is entitled to the economic benefit of the production of natural gas, but the gas is sold for the account of less than all of the parties. The resulting imbalance may be corrected by various means including a cash settlement and/or a volume adjustment whereby an increased percentage of future production is sold for the account of the underproduced party or parties. The Trust's auditors suggested that the subject imbalance might relate to the acquisition by BROG's predecessor, Southland Royalty Company ("Southland Royalty"), of mineral properties which had been operated under a Joint Operating Agreement between Southland Royalty and Unicon, the seller of the properties. The Trust made inquiry of BROG concerning the imbalance and BROG agreed to investigate the records. The Trustee met with BROG representatives in June 1999 to discuss the investigation, and by correspondence of September 24, 1999, BROG reported that the imbalance probably related to problems experienced in the 1980's and early 1990's by Southland Royalty and Unicon in their dealings with Public Service Company of New Mexico. BROG reported that Unicon was flowing gas to its account while Southland Royalty was not producing and that this created a gas imbalance. The imbalance was addressed, as between Southland Royalty and Unicon, by a reduction in the total purchase price for Unicon assets acquired by Southland Royalty in June 1990. However, there was no payment made to the Trust at the time of that acquisition.

                BROG proposes to address the imbalance with the Trust based upon the terms of a Gas Balancing Agreement it indicates was in place between Southland Royalty and Unicon, in connection with the Joint Operating Agreement applicable to the subject properties and has offered $2,395,202.49 as a cash settlement. The Trust is considering the appropriateness of this proposed means of resolution and this offer and is consulting with its advisors. No assurance can be given as to when and how this issue will be resolved.

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

                     (27)    Financial Data Schedule

                (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BANK ONE, TEXAS, N.A., AS TRUSTEE FOR
                                           THE SAN JUAN BASIN ROYALTY TRUST



                                                 By /s/ LEE ANN ANDERSON
                                                    ---------------------------
                                                         Lee Ann Anderson
                                                          Vice President

Date:  November 12, 1999


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