Form 10-K405
period 1999-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2000-04-14
CIK 319655

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999,

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
          Securities registered pursuant to Section 12(b) of the Act:


                                                      NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                  WHICH REGISTERED
----------------------------                          ------------------------
Units of Beneficial Interest                          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At April 12, 2000, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $463,174,910.

                       DOCUMENTS INCORPORATED BY REFERENCE

         "Units of Beneficial Interest" at page 1; "Description of the Properties" at pages 5 and 6; "Trustee's Discussion and Analysis" at pages 7 and 8; "Results of the 4th Quarters of 1998 and 1997" at page 9; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Change in Trust Corpus," "Notes to Financial Statements," and "Independent Auditor's Report" at page 10 et seq., in registrant's Annual Report to Unit holders for fiscal year ended December 31, 1999 are incorporated herein by reference for Item 2 (Properties), Item 3 (Legal Proceedings), Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.



================================================================================

                                     PART I

ITEM 1. BUSINESS

         The San Juan Basin Royalty Trust (the "Trust") is an express trust created under the laws of the state of Texas by the "San Juan Basin Royalty Trust Indenture" (the "Trust Indenture") entered into on November 3, 1980, between Southland Royalty Company ("Southland Royalty") and The Fort Worth National Bank, a banking association organized under the laws of the United States, as Trustee. The Trustee is now Bank One, Texas, N.A. The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at 500 Throckmorton Street, Fort Worth, Texas 76102, Attention:
Corporate Trust Department (telephone number 817-884-4630).

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

PRODUCING ACREAGE, WELLS AND DRILLING

         The Underlying Properties consist of working interests and royalty interests in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. Based upon information received from the Trust's independent petroleum engineers, the Trust properties contain 3,204 gross (897 net) economic wells, including dual completions. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation. For additional information concerning coal seam gas, the "Description of the Properties" section of the Trust's Annual Report to security holders for the year ended December 31, 1999, is herein incorporated by reference.

         The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

         During 1999, BROG incurred approximately $10.5 million of capital expenditures for the drilling and completion of 71 gross (7.22 net) conventional wells, recompletion of 4 gross (1.36 net) conventional wells, drilling and completion of 3 gross (.93 net) coal seam wells, 1 gross (.54 net) coal seam well recompletion, and 10 gross (.07 net) coal seam recavitations. There were 53 gross (20.14 net) new conventional wells, 25 gross (3.77 net) conventional well recompletions, 3 gross (.39 net) coal seam wells, 7 gross (.79 net) coal seam recompletions, and 38 gross (.75 net) coal seam recavitations in progress as of December 31, 1999.

         During 1998, BROG incurred approximately $12.8 million of capital expenditures for the drilling and completion of 36 gross (11.89 net) conventional wells, recompletion of 25 gross (13.8 net) conventional wells, two gross (.08 net) coal seam well recompletions, and 37 gross (2.28 net) coal seam recavitations. There were 17 gross (1.46 net) new conventional wells, one gross (.05 net) coal seam recompletion, and three gross (.12 net) coal seam recavitations in progress as of December 31, 1998.

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

         The Trust has been advised that capital expenses for 2000 are projected to be approximately $20.5 million. Approximately 95% of that amount will be attributable to conventional projects. Of the 400 planned projects, 57 will be conventional new drill locations at a cost of approximately $13.7 million, 99 will be attributable to workovers at a cost of $5.2 million, and 244 of the projects will be miscellaneous facilities projects at a cost of $1.6 million. Of the 57 new drilling projects planned for 2000, 21 are on properties in which BROG owns 100% of the working interest, so that the Trust's share of the planned capital expenditures is increased as compared to wells in which BROG owns only a partial working interest.

OIL AND GAS PRODUCTION

         The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 1999 were as follows:


                                1999                      1998                      1997
                       -----------------------   -----------------------   -----------------------
                           Oil         Gas          Oil          Gas          Oil          Gas
                         (Bbls)       (Mcf)        (Bbls)       (Mcf)        (Bbls)       (Mcf)
                       ----------   ----------   ----------   ----------   ----------   ----------
Production .........       35,341   19,527,666       37,067   18,904,906       50,860   24,236,419
Average Price ......   $    14.41   $     1.78   $    13.55   $     1.75   $    19.35   $     2.21

PRICING INFORMATION

         Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to "Regulation" for information as to federal regulation of prices of oil and natural gas. Gas production from the properties from which the Royalty was carved totaled 39,940,175 Mcf during 1999.

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

         Agreement was reached, among other things, regarding marketing arrangements for the sale of those gas, oil and natural gas liquids products which are subject to the Royalty (the "Trust" gas, oil and/or natural gas liquids) as follows:

                  (i) BROG agreed that, except for a pre-existing contract which has since expired, all subsequent contracts for the sale of Trust gas would require the written approval of an independent gas marketing consultant acceptable to the Trust;

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

         The gas purchase contracts described in subparagraph (i), above, were continued, by agreement of the parties until December 31, 1997. Effective January 1, 1998, all volumes of Trust gas became subject to the terms of a Natural Gas Sales and Purchase Contract between BROG and El Paso. That contract is for a term of two years through and including December 31, 1999 and provides for the sale of Trust gas at prices which will fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. BROG entered into the contract with El Paso after soliciting and receiving competitive bids in late 1997 from six major gas marketing firms to market and/or purchase the Trust gas. BROG has entered into a contract dated November 10, 1999 for the sale of all volumes of Trust gas to Duke Energy and Marketing L.L.C. That contract provides for delivery of gas at various delivery points over a period commencing January 1, 2000 and ending October 31, 2001 and provides for the sale of Trust gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico.

         Confidentiality agreements with purchasers of gas produced from the Underlying Properties prohibit public disclosure of certain terms and conditions of gas sales contracts with those entities, including specific pricing terms, gas receipt points, etc. Such disclosure could compromise the ability to compete effectively in the marketplace for the sale of gas produced from the Underlying Properties.

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

OIL AND GAS RESERVES

         The following are definitions adopted by the Securities and Exchange Commission ("SEC") and the Financial Accounting Standards Board which are applicable to terms used within this Item:

                  "Estimated future net revenues" are computed by applying current prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements and allowed by federal regulation) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. "Estimated future net revenues" are sometimes referred to in this Form 10-K as "estimated future net cash flows."

                  "Present value of estimated future net revenues" is computed using the estimated future net revenues (as defined above) and a discount rate of 10%.

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

The independent petroleum engineers' reports as to the proved oil and gas reserves as of December 31, 1997, 1998 and 1999 were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 1996 to December 31, 1999 (in thousands):


                                                      CRUDE       NATURAL
                                                       OIL          GAS
                                                      (Bbls)       (Mcf)
                                                     --------    --------

Reserves as of December 31, 1996 .................        657     245,995
Revisions of previous estimates ..................        (81)    (25,734)
Extensions, discoveries and other additions ......         34       7,314
Production .......................................        (51)    (24,236)
                                                     --------    --------
Reserves as of December 31, 1997 .................        559     203,339
                                                     --------    --------
Revisions of previous estimates ..................       (195)    (26,204)
Extensions, discoveries and other additions ......          6       5,201
Production .......................................        (37)    (18,905)
                                                     --------    --------
Reserves as of December 31, 1998 .................        333     163,431
                                                     --------    --------
Revisions of previous estimates ..................        120      53,936
Extensions, discoveries and other additions ......         29      14,498
Production .......................................        (32)    (17,650)
                                                     --------    --------
Reserves as of December 31, 1999 .................        450     214,215
                                                     ========    ========



Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 1999, 1998 and 1997 were as follows (in thousands):


                                                        CRUDE       NATURAL
                                                         OIL          GAS
                                                        (Bbls)       (Mcf)
                                                        ------      -------

1999 .............................................       422        201,891
1998 .............................................       328        159,454
1997 .............................................       547        199,753

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

         The 1999, 1998 and 1997 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% are as follows (in thousands):


                                                                   1999          1998           1997
                                                               -----------   -----------    -----------

Balance, January 1 .........................................   $   144,472   $   213,504    $   439,037
Revisions of prior-year estimates, change in prices
   and other ...............................................        90,172       (63,731)      (227,855)
Extensions, discoveries and other additions ................        13,257         3,667          7,915
Accretion of discount ......................................        14,447        21,350         43,904
Royalty income .............................................       (32,627)      (30,318)       (49,497)
                                                               -----------   -----------    -----------
Balance, December 31 .......................................   $   229,721   $   144,472    $   213,504
                                                               ===========   ===========    ===========

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

         December average prices of $2.39 per Mcf of conventional gas, $1.49 per Mcf of coal seam gas and $22.30 per Bbl of oil were used at December 31, 1999, in determining future net revenue. The upward revision is primarily due to significantly higher gas prices in December 1999.

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

         The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 1999, 1998 and 1997 (in thousands except amounts per Unit):


                                     1999                   1998                     1997
                            ---------------------   ---------------------   ---------------------
                            ESTIMATED               ESTIMATED               ESTIMATED
                              FUTURE     PRESENT     FUTURE     PRESENT      FUTURE      PRESENT
                               NET       VALUE AT      NET      VALUE AT       NET       VALUE AT
                             REVENUE       10%       REVENUE       10%       REVENUE      10%
                            ---------   ---------   ---------   ---------   ---------   ---------

Total Proved ............   $ 408,609   $ 229,721   $ 241,205   $ 144,472   $ 372,830   $ 213,504
Proved Developed ........   $ 383,356   $ 219,677   $ 234,973   $ 142,095   $ 365,509   $ 211,580
Total Proved Per Unit ...   $    8.77   $    4.93   $    5.18   $    3.10   $    8.00   $    4.58

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

         Section 29 Tax Credit

         The Trust began receiving royalty income from coal seam gas wells in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seams formations thereafter), generally qualifies for the federal income tax credit for producing non- conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 1999, this tax credit will be approximately $1.04 per MMBtu. To benefit from the credit, each Unit holder must determine from the tax information he receives from the Trust his pro rata share of qualifying production of the Trust, based upon the number of Units owned during each month of the year, and the amount of available credit per MMbtu for the year, and then apply the tax credit against his own income tax liability, but such credit may not reduce his regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase his credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

         BROG provides the Trustee with certain Section 29 tax credit information, including coal seam volumes produced from Trust Properties. In 1999, the Tenth Circuit Court upheld the position of the IRS and the Tax Court that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the FERC. The FERC's certification authority expired effective January 1, 1993. Many producers believe that wells meeting the certification requirements are eligible for the
Section 29 credit regardless of the FERC certification. However, this position is not in accordance with the IRS position or the decisions of the Tenth Circuit Court or the Tax Court. The courts may hear other cases regarding this matter and it is not possible to predict the likely outcome. In the event the IRS position is ultimately upheld, the ability of the Unit holders to utilize allocated Section 29 credits in full could be questioned. But on December 23, 1999, a petition was filed with the FERC by a coalition of energy producers seeking reinstatement of the certification process. By letter dated January 14, 2000, the U.S. Department of Energy expressed its support of that petition and on January 27, 2000 the FERC issued notice of proposed rulemaking by which its regulations would be amended to reinstate certain regulations involving well category determinations for Section 29 tax credits for certain well recompletions commenced after January 1, 1993. It is not yet possible to predict the likely outcome of this rulemaking process.

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

         BROG agreed (i) to pay $19,750,000 in cash plus interest earnings thereon from September 5, 1996, in settlement of underpayment of royalty claims of the Trust; and (ii) commencing in 1997, to credit the Trust with $250,000 per year for five years as an offset against lease operating expenses chargeable to the Trust for purposes of the calculation of net proceeds payable to the Trust. BROG also agreed to make certain adjustments that represent cost reductions favorable to the Trust in the ongoing charges for coal seam gas gathering and treating on BROG's Val Verde system. Additionally, the Trustee and BROG established a formal protocol intended to provide the Trustee and its representatives improved access to BROG's books and records applicable to the Underlying Properties.

         Agreement was also reached regarding marketing arrangements for the sale of Trust gas, oil and natural gas liquids products going forward as more particularly described in "Pricing Information" under Item 2. Properties herein.

         The $19,822,005 (or $.425285 per unit of beneficial interest) was paid to the Trust on September 30, 1996 and distributed on October 15, 1996, to unitholders of record as of September 30, 1996, (the "Record Date"). The distribution was taxable to unit holders as of such Record Date. This distribution was in addition to the regular monthly distribution on October 15, 1996.

         A lawsuit was commenced on September 1, 1995 against BROG by certain royalty and overriding royalty owners on behalf of those persons similarly situated. The suit involves properties that are burdened by the Trust. This case is one of six virtually identical class actions filed against New Mexico gas producers. All such cases have been consolidated in the First Judicial District of Santa Fe County, New Mexico where the case is styled San Juan 1990-A, L.P., et al. v. El Paso Production Company and Meridian Oil Inc. The plaintiffs allege that they and members of the proposed class have been underpaid for royalties and overriding royalties. The plaintiffs have sought to certify the actions as class actions and seek monetary damages. The court has denied class certification, but the plaintiffs have renewed their request for class certification. Discovery in this matter is closed. BROG anticipates summary judgment proceedings to occur in the summer of 2000. Because of the pending nature of the litigation, exposure to the Trust from this suit cannot be quantified. However, if the plaintiffs who have interests in properties that are burdened by the Trust are successful, royalty income received by the Trust could decrease.

         In addition, an administrative claim was initiated on March 17, 1997 by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG regarding a gas settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleges that additional royalties are due on production from federal and Indian leases in the State of New Mexico on properties that are burdened by the Royalty. In June 1997 BROG filed its statement of reasons thereby contesting whether the royalties are payable as claimed. BROG has informed the Trust that the administrative claim is in the appeal process. If the MMS claim is successful, royalty income received by the Trust could decrease.

         BROG is in negotiations with the State of New Mexico for a tax refund based upon a claim for reimbursement of compression costs used in calculating wellhead values. BROG has obtained the approval of the Attorney General of New Mexico of a settlement in the amount of $4,200,000 and payment has been received. BROG has not informed the Trust of the proportion of the settlement proceeds which will be attributable to the Trust.

         In February 1999, the Trust's auditors notified the Trust of an apparent gas imbalance. A gas imbalance occurs where more than one party is entitled to the economic benefit of the production of natural gas, but the gas is sold for the account of less than all of the parties. The resulting imbalance may be corrected by various means including a cash settlement and/or a volume adjustment whereby an increased percentage of future production is sold for the account of the underproduced party or parties. The Trust's auditors suggested that the subject imbalance might relate to the acquisition by BROG's predecessor, Southland Royalty, of mineral properties which had been operated under a Joint Operating Agreement between Southland Royalty and Unicon, the seller of the properties. The Trust made inquiry of BROG concerning the imbalance and BROG agreed to investigate the records. The Trustee met with BROG representatives in June 1999 to discuss the investigation, and by correspondence of September 24, 1999, BROG reported that the imbalance probably related to problems experienced in the 1980's and early 1990's by Southland Royalty and Unicon in their dealings with Public Service Company of New Mexico. BROG reported that Unicon was flowing gas to its account while Southland Royalty was not producing and that this created a gas imbalance. The imbalance was addressed, as between Southland Royalty and Unicon, by a reduction in the total purchase price for Unicon assets acquired by Southland Royalty in June 1990. However, there was no payment made to the Trust at the time of that acquisition.

         BROG proposes to address the imbalance with the Trust based upon the terms of a Gas Balancing Agreement it indicates was in place between Southland Royalty and Unicon, in connection with the Joint Operating Agreement applicable to the subject properties and has offered $3,100,000 as a cash settlement.
The Trust is considering the appropriateness of this proposed means of resolution and this offer and is consulting with its advisors. No assurance can be given as to when and how this issue will be resolved.

         For additional information concerning legal proceedings, Note 5 of the Notes to Financial Statements on pages 14 and 15 of the Trust's Annual Report to security holders for the year ended December 31, 1999 are herein incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1999.
                                     PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

         The information under "Units of Beneficial Interest" at page 1 of the Trust's Annual Report to security holders for the year ended December 31, 1999, is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA


                                                           For the Year Ended December 31,
                                 --------------------------------------------------------------------------------
                                      1999            1998            1997            1996               1995
                                 -------------   -------------   -------------   -------------      -------------

Royalty income ...............   $  32,626,966   $  30,317,860   $  49,497,479   $  41,236,424(1)   $  15,156,292
Distributable income .........      31,795,667      29,598,402      48,648,930      37,803,167         13,790,101
Distributable income per
   Unit ......................        0.682182        0.635039        1.043770        0.811072           0.295867
Distributions per Unit .......        0.682182        0.635039        1.043770        0.811072           0.295867
Total assets, December 31 ....      49,048,652      53,753,582      61,231,280      65,935,976         70,554,982

----------

(1) The royalty income distributions for 1996 include material payments received in settlement of litigation as more particularly described under "Item 2. Properties" herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The "Trustee's Discussion and Analysis" and "Results of the 4th Quarters of 1999 and 1998" at pages 7 through 9 of the Trust's Annual Report to securityholders for the year ended December 31, 1999, are herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during 1999. As discussed in Item 2. Properties -- Pricing Information, the Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of the Trust and the notes thereto at page 10 et seq., of the Trust's Annual Report to security holders for the year ended December 31, 1999, are herein incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

         The Trust has no directors or executive officers. During the year ended December 31, 1999, the Trustee received total remuneration as follows:


NAME OF INDIVIDUAL OR NUMBER OF                            CAPACITIES IN WHICH           CASH
        PERSONS IN GROUP                                          SERVED             COMPENSATION
--------------------------------                           -------------------       ------------

Bank One, Texas, N.A.................................            Trustee            $  88,163(1)


----------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners. The following table sets forth, as of December 31, 1999, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the
Trust:


                                                              AMOUNT AND
                                                          NATURE OF BENEFICIAL
NAME AND ADDRESS                                               OWNERSHIP           PERCENT OF CLASS
----------------                                          ---------------------    ----------------

Alpine Capital L.P.(1)..................................  15,049,200 Units               32.3%
201 Main Street, Suite 3100
Fort Worth, Texas 76102

Societe General Asset Management Corp.(2)...............  5,180,000 Units                11.1%
1221 Avenue of the Americas
New York, New York 10020

Arnhold and S. Bleichroeder, Inc.(3)....................  3,250,000 Units                 6.9%
Arnhold and S. Bleichroeder Advisers, Inc.
1345 Avenue of the Americas
New York, New York 10105

McMorgan and Company(4).................................  3,000,000 Units                 6.4%
1 Bush Street, Suite 800
San Francisco, CA 94104

----------

(1)      This information was provided to the Trust on Amendment Number 18 to
         Schedule 13D, dated March 15, 2000, as filed with the Securities and Exchange Commission (the "SEC") by Alpine Capital L.P. ("Alpine"), which indicated that these Units were beneficially owned by Alpine. The Amendment Number 18 to Schedule 13D may be reviewed for more detailed information concerning the matters summarized herein.

(2)      This information was provided to the Trust on Amendment Number 3 to
         Schedule 13G, dated January 6, 1999, as filed with the SEC. The Amendment Number 3 to Schedule 13G may be reviewed for more detailed information concerning the matters summarized herein.

(3)      This information was provided to the Trust in Amendment Number 4 to
         Schedule 13G, dated February 15, 2000. Arnhold and S. Bleichroeder, Inc. and Arnhold and S. Bleichroeder Advisers, Inc. report shared voting power over 3,250,000 Units and shared dispositive power over 3,250,000 Units. The Amendment Number 4 to Schedule 13G filed with the SEC may be reviewed for more detailed information concerning the matters summarized herein.

(4) This information was provided to the Trust in a Schedule 13G dated July 12, 1999, as filed with the SEC. The Schedule 13G may be reviewed for more detailed information concerning the matters summarized herein.

         (b) Security Ownership of Management. In various fiduciary capacities, Bank One, Texas, N.A. owned, as of December 31, 1999, an aggregate of 42,472 Units with the sole right to vote 34,672 of these Units and no right to vote 7,800 of these Units. Bank One, Texas, N.A. disclaims any beneficial interest in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank One, Texas, N.A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 1999 and
Item 12(b) for information concerning Units owned by Bank One, Texas, N.A. in various fiduciary capacities.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as a part of this Report:

FINANCIAL STATEMENTS

         Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 1999:

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


 EXHIBIT
  NUMBER                                DESCRIPTION
 -------                                -----------

(4)(a) -- San Juan Basin Royalty Trust Indenture, dated November 3, 1980, between Southland Royalty Company and The Fort Worth National Bank (now Bank One, Texas, N.A.), as Trustee, heretofore filed as Exhibit 4(a) to the Trust's Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

   (b) -- Net Overriding Royalty Conveyance from Southland Royalty Company to the Forth Worth National Bank (now Bank One, Texas, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust's Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

  (13) -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1999.**

  (23) -- Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

  (27)            -- Financial Data Schedule.**

----------

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, Texas, N.A., P.O. Box 2604, Fort Worth, Texas 76113.

**       Filed herewith.

REPORTS ON FORM 8-K

         During the last quarter of the Trust fiscal year ended December 31, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust.

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

                                           BANK ONE, TEXAS, N.A.
                                           TRUSTEE OF THE SAN JUAN BASIN
                                           ROYALTY TRUST

                                           By: /s/ LEE ANN ANDERSON
                                               ---------------------------------
                                                        (Lee Ann Anderson)
                                                          Vice President

Date: April 14, 2000

               (The Trust has no directors or executive officers)

                                  EXHIBIT INDEX



 EXHIBIT
  NUMBER                                   DESCRIPTION
 -------                                   -----------

(4)(a)            -- San Juan Basin Royalty Trust Indenture, dated November 3,
                  1980, between Southland Royalty Company and The Fort Worth
                  National Bank (now Bank One, Texas, N.A.), as Trustee, heretofore filed as Exhibit 4(a) to the Trust's Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

   (b)            -- Net Overriding Royalty Conveyance from Southland Royalty
                  Company to the Forth Worth National Bank (now Bank One, Texas,
                  N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust's Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

  (13) -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1999.**

  (23) -- Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

  (27)            -- Financial Data Schedule.**

----------

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, Texas, N.A., P.O. Box 2604, Fort Worth, Texas 76113.

**       Filed herewith.