Form 10-Q
period 2000-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2000-05-15
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended March 31, 2000


                           Commission File No. 1-8032



                          SAN JUAN BASIN ROYALTY TRUST


Texas                                                      I.R.S. No. 75-6279898


                     Bank One, Texas, N.A., Trust Department
                                 P. O. Box 2604
                             Fort Worth, Texas 76113

                          Telephone Number 817/884-4630



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Number of units of beneficial interest outstanding at May 8, 2000:   46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust (the "Trust"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 2000, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has conducted a limited review of the condensed financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


Bank One, Texas, N.A. as Trustee
   for the San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of March 31, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1999, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 22, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




DELOITTE & TOUCHE LLP

May 10, 2000

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------


                                                             March 31,    December 31,
ASSETS                                                         2000           1999
                                                            (Unaudited)
Cash and short-term investments                             $ 2,794,650   $ 3,862,453
Net overriding royalty interest in producing
   oil and gas properties (net of accumulated
   amortization of $89,303,422 and $88,089,329
   at March 31, 2000 and December 31, 1999, respectively)    43,972,106    45,186,199
                                                            -----------   -----------

                                                            $46,766,756   $49,048,652
                                                            ===========   ===========

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                        $ 2,794,650   $ 3,862,453
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                       43,972,106    45,186,199
                                                            -----------   -----------

                                                            $46,766,756   $49,048,652
                                                            ===========   ===========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                       Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                      2000          1999

Royalty income                                     $10,076,594   $ 7,045,206
Interest income                                         24,495        13,626
                                                   -----------   -----------
                                                    10,101,089     7,058,832

General and administrative expenditures                212,586       266,949
                                                   -----------   -----------

Distributable income                               $ 9,888,503   $ 6,791,883
                                                   ===========   ===========

Distributable income per Unit (46,608,796 Units)   $   .212160   $   .145721
                                                   ===========   ===========


The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                     2000              1999

Trust corpus, beginning of period                 $ 45,186,199    $ 51,088,020
Amortization of net overriding royalty interest     (1,214,093)     (1,373,933)
Distributable income                                 9,888,503       6,791,883
Distributions declared                              (9,888,503)     (6,791,883)
                                                  ------------    ------------

Trust corpus, end of period                       $ 43,972,106    $ 49,714,087
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

     The Trust began receiving royalty income from coal seam gas wells beginning in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seams formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 1999, this tax credit was approximately $1.04 per MMBtu. To benefit from the credit, each Unit holder must determine from the tax information he receives from the Trust his pro rata share of qualifying production of the Trust, based upon the number of Units owned during each month of the year, and the amount of available credit per MMbtu for the year, and then apply the tax credit against his own income tax liability, but such credit may not reduce his regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax.
     Section 29
     also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase his credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

     The Trustee is provided summary Section 29 tax credit information related to Trust properties by BROG, which information is then passed along to the Unit holders. In Nielson-True Partnership, et al, v. Commissioner, a 1997 Tax Court decision, the court ruled that nonconventional fuel (such as coal seam gas) produced from a well drilled and completed in an otherwise qualifying formation prior to December 31, 1992, is not eligible for the
     Section 29 credit unless the producer has received an appropriate well category determination from the Federal Energy Regulatory Commission ("FERC"). On March 23, 1999, the U. S. Court of Appeals for the 10th Circuit affirmed that decision. Dictum (i.e., language in the appeals court's decision which is not binding as precedent) even suggests that, contrary to the clear implications of a 1993 Internal Revenue Service ruling, lack of such a well category determination may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that FERC's authority to render well category determinations ended (so that obtaining the requisite determination for any such well was impossible). Many producers assert that wells meeting the definitional requirements applied by FERC in rendering well category determinations are eligible for the Section 29 credit regardless of whether a well category determination is actually applied for or received, particularly for wells recompleted in qualifying formations after January 1, 1993, and additional litigation (and perhaps a legislative initiative) on this issue is to be expected. In fact, on December 23, 1999, a petition was filed with the FERC by a coalition of energy producers seeking reinstatement of the certification process. By letter dated January 14, 2000, the U. S. Department of Energy expressed its support of that petition and on January 27, 2000, the FERC issued notice of proposed rulemaking by which its regulations would be amended to reinstate certain regulations involving well category determinations for Section 29 tax credits for certain well recompletions commenced after January 1, 1993.

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

3.   CONTINGENCIES

     See Part II - Item 1 Legal Proceedings concerning the status of litigation matters.

4.   UNDERCHARGE OF CAPITAL EXPENDITURES AND LEASE OPERATING EXPENSES

     Based on its year-end review, BROG has determined that since January of 1999, BROG has undercharged the Trust for both capital expenditures and lease operating charges related to properties burdened by the Trust but not operated by BROG. BROG reports that for the 1999 reporting period, these charges were approximately $1,200,000 for lease operating charges and $500,000 for capital expenditures. For the 2000 reporting period, the undercharges are reported to be $500,000 for lease operating charges and $140,000 for capital expenditures. BROG multiplies these aggregate expenses by the Trust's 75% interest in the Underlying Properties and indicates it will pass through additional charges of approximately $1,800,000 in the distributions to the Trust for April and May of 2000. The

     Trust's consultants will review cost reporting data and advise the Trust as to the proposed pass through of additional charges.

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

THREE MONTHS ENDED MARCH 31, 2000 AND 1999:

The Trust received royalty income of $10,076,594 and interest income of $24,495 during the first quarter of 2000. After deducting administrative expenses of $212,586 distributable income for the quarter was $9,888,503 ($.212160 per Unit). In the first quarter of 1999, royalty income was $7,045,206, interest income was $13,626, administrative expenses were $266,949 and distributable income was $6,791,883 ($.145721 per Unit). The tax credit relating to production from coal seam wells totaled approximately $.04 per Unit for the first quarter of 2000 and $.04 per Unit for the first quarter of 1999. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 1999. Based on 46,608,796 Units outstanding, the per Unit distributions during the first quarter of 2000 were as follows:


January                               $    .089499
February                                   .062701
March                                      .059960
                                      ------------

Quarter Total                         $    .212160
                                      ============


The royalty income distributed in the first quarter of 2000 was higher than that distributed in the first quarter of 1999, primarily due to an increase in the average gas price from $1.54 per Mcf for the first quarter of 1999 to $2.24 per Mcf for the first quarter of 2000. Interest earnings for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, were higher, primarily due to an increase in funds available for investment. Administrative expenses were less, primarily as a result of differences in timing of the receipt and payment of these expenses.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the first quarter of 2000 were reported by BROG as $4,583,126. BROG advised the Trust that capital expenditures for 2000 are estimated to be $20,500,000. Capital expenditures were $2,273,201 for the first quarter of 1999.

Based on its year-end review, BROG has determined that since January of 1999, BROG has undercharged the Trust for both capital expenditures and lease operating charges related to properties burdened by the Trust's Royalty but not operated by BROG. BROG reports that for the 1999 reporting period, these charges were approximately $1,200,000 for lease operating charges and $500,000 for capital expenditures. For the 2000 reporting period, the undercharges are reported to be $500,000 for lease operating charges and $140,000 for capital expenditures. BROG multiplies these aggregate expenses by the Trust's 75% Royalty interest in the Underlying Properties and indicates it will include additional charges of approximately $1,800,000 in calculating the distributions to the Trust for April and May of 2000. The Trust's consultants will review cost reporting data and advise the Trust as to the proposed pass through of additional charges.

BROG has informed the Trustee that 7 gross (3.41 net) conventional wells, 3 gross (1.14 net) conventional recompletions and 13 gross (.07 net) coal seam well recavitations were completed as of March 31, 2000. Sixty-six gross (23.17) net conventional wells, and 26 gross (8.07 net) conventional recompletions were in progress during the first quarter of 2000. Ten gross (4.10 net) coal seam wells, 17 gross (0.11 net) coal seam recavitations and 7 gross (.90 net) coal seam recompletions were in progress as of March 31, 2000. "Gross" acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG's interest therein is referred to as the "net" acres or wells.

Royalty income for the quarter ended March 31, 2000 is associated with actual gas and oil production during November 1999 through January 2000 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended March 31, 2000 and 1999 were as follows:


                                                                                    2000         1999
Gas:
   Total sales (Mcf)                                                             10,080,596   10,337,439
   Mcf per day                                                                      109,572      112,363
   Average price (per Mcf)                                                       $     2.24   $     1.54

Oil:
   Total sales (Bbls)                                                                23,290       18,446
   Bbls per day                                                                         253          201
   Average price (per Bbl)                                                       $    22.48   $     9.63

Gas and oil sales attributable to the Royalty for the quarters ended March 31, 2000 and 1999 were as follows:

Gas sales (Mcf)                                                                   4,743,297    5,043,882
Oil sales (Bbls)                                                                     11,104        9,018

Gas sales attributable to the Royalty decreased in the first quarter of 2000, as compared to the same period in 1999. BROG has indicated that, commencing in January of 1999, deficiencies in its new internal accounting system precluded it from generating actual production reports and it instead relied upon estimates based on historical production, which estimates proved high. Prior period adjustments were employed by BROG to reconcile the difference between its estimates and the actual production for the subject months. The Trust's consultants are reviewing data supplied by BROG in support of the prior period adjustments and have preliminarily approved them, subject to final audit.

Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate production volumes from the Underlying Properties may not provide a meaningful comparison to volumes attributable to the Royalty.

During the first quarter of 2000, gas prices were higher than during the first quarter of 1999. Gas sales attributable to the Royalty decreased in 2000 as compared to 1999. The price per barrel of oil during the first quarter of 2000 was $12.85 per bbl higher than that received for the first quarter of 1999 due to increases in oil prices in world markets generally including the posted prices applicable to oil sales attributable to the Royalty.

BROG has entered into a contract dated November 10, 1999, for the sale of all volumes of gas which are subject to the Royalty (the "Trust gas") to Duke Energy and Marketing L.L.C. That contract provides for the delivery of Trust gas at various delivery points over a period commencing January 1, 2000, and ending October 31, 2001, and provides for the sale of Trust gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Unit holders are referred to Note 6 of the Notes to Financial Statements in the Trust's 1999 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

In February 1999, the Trust's consultants notified the Trust of an apparent gas imbalance. A gas imbalance occurs where more than one party is entitled to the economic benefit of the production of natural gas, but the gas is sold for the account of less than all of the parties. The resulting imbalance may be corrected by various means including a cash settlement and/or a volume adjustment whereby an increased percentage of future production is sold for the account of the underproduced party or parties. The Trust's consultants suggested that the subject imbalance might relate to the acquisition by BROG's predecessor, Southland Royalty Company ("Southland Royalty"), of mineral properties which had been operated under a Joint Operating Agreement between Southland Royalty and Unicon, the seller of the properties. The Trust made inquiry of BROG concerning the imbalance and BROG agreed to investigate the records. The Trustee met with BROG representatives in June 1999 to discuss the investigation and by correspondence of September 24, 1999, BROG reported that the imbalance probably related to problems experienced in the 1980's and early 1990's by Southland Royalty and Unicon in their dealings with Public Service Company of New Mexico. BROG reported that Unicon was flowing gas to its account while Southland Royalty was not producing and that this created a gas imbalance. The imbalance was addressed, as between Southland Royalty and Unicon, by a reduction in the total purchase price for Unicon assets acquired by Southland Royalty in June 1990. However, there was no payment made to the Trust at the time of that acquisition.

BROG proposes to address the imbalance with the Trust based upon the terms of a Gas Balancing Agreement it indicates was in place between Southland Royalty and Unicon, in connection with the Joint Operating Agreement applicable to the subject properties. BROG has offered $3,490,000 as a cash settlement. The Trust is considering the appropriateness of this proposed resolution and this offer and is consulting with its advisors. No assurance can be given as to when and how this issue will be resolved or that the gas imbalance issue will be resolved in favor of the Trust.

CALCULATION OF ROYALTY INCOME:

Royalty income received by the Trust for the three months ended March 31, 2000 and 1999, respectively, was computed as shown in the following table:


                                                  2000              1999
Gross proceeds of sales from the
Underlying Properties:

   Gas proceeds                                 $22,513,961      $15,951,226
   Oil proceeds                                     525,410          177,560
                                                -----------      -----------

Total                                            23,039,371       16,128,786
                                                -----------      -----------

Less production costs:
   Severance tax - Gas                            2,194,519        1,648,328
   Severance tax - Oil                               52,040           17,848
   Lease operating expense and property tax       3,107,561        2,795,802
   Capital expenditures                           4,583,126        2,273,201
                                                -----------      -----------

Total                                             9,937,246        6,735,179
                                                -----------      -----------

Net profits                                      13,102,125        9,393,607
Net overriding royalty interest                          75%              75%
                                                -----------      -----------

Subtotal                                          9,826,594        7,045,206
Other (a)                                           250,000
                                                -----------      -----------

Royalty income                                  $10,076,594      $ 7,045,206
                                                ===========      ===========



(a) Represents an offset to lease operating expense in connection with the settlement of litigation.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended March 31, 2000. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

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

         In addition, an administrative claim was initiated on March 17, 1997 by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleges that additional royalties are due on production from federal and Indian leases in the State of New Mexico on properties that are burdened by the Royalty. In June 1997 BROG filed its statement of reasons thereby contesting whether the royalties are payable as claimed. BROG has informed the Trust that the administrative claim is in the appeal process. If the MMS claim is successful, royalty income received by the Trust could decrease. BROG reports that the MMS and BROG have entered into settlement discussions in an attempt to settle this issue together with other take-or-pay claims made by the MMS, but there has been no indication of the likelihood of success in resolving the claim or when the negotiations are to be completed.

         BROG has negotiated with the State of New Mexico for a tax refund based upon a claim for reimbursement of compression costs used in calculating wellhead values. BROG has obtained the approval of the Attorney General of New Mexico of a settlement in the amount of $4,200,000. BROG has informed the Trust that its preliminary calculations indicate that the proportion of the settlement proceeds which will be attributable to the Trust is approximately $250,000.

ITEM 5.  OTHER

         In February 1999, the Trust's internal auditors notified the Trust of an apparent gas imbalance. A gas imbalance occurs where more than one party is entitled to the economic benefit of the production of natural gas, but the gas is sold for the account of less than all of the parties. The resulting imbalance may be corrected by various means including a cash settlement and/or a volume adjustment whereby an increased percentage of future production is sold for the account of the underproduced party or parties. The Trust's internal auditors suggested that the subject imbalance might relate to the acquisition by BROG's predecessor, Southland Royalty Company ("Southland Royalty"), of mineral properties which had been operated under a Joint Operating Agreement between Southland Royalty and Unicon, the seller of the properties. The Trust made inquiry of BROG concerning the imbalance and BROG agreed to investigate the records. The Trustee met with BROG representatives in June 1999 to discuss the investigation, and by correspondence of September 24, 1999, BROG reported that the imbalance probably related to problems experienced in the 1980's and early 1990's by Southland Royalty and Unicon in their dealings with Public Service Company of New Mexico. BROG reported that Unicon was flowing gas to its account while Southland Royalty was not producing and that this created a gas imbalance. The imbalance was addressed, as between Southland Royalty and Unicon, by a reduction in the total purchase price for Unicon assets acquired by Southland Royalty in June 1990. However, there was no payment made to the Trust at the time of that acquisition.

         BROG proposes to address the imbalance with the Trust based upon the terms of a Gas Balancing Agreement it indicates was in place between Southland Royalty and Unicon, in connection with the Joint Operating Agreement applicable to the subject properties and has offered $3,490,000 as a cash settlement. The Trust is considering the appropriateness of this proposed means of resolution and this offer and is consulting with its advisors. No assurance can be given as to when and how this issue will be resolved.

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

             (27)   Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BANK ONE, TEXAS, N.A., AS TRUSTEE FOR
                                           THE SAN JUAN BASIN ROYALTY TRUST



                                           By  /s/   LEE ANN ANDERSON
                                               ----------------------------
                                                     Lee Ann Anderson
                                                      Vice President

Date:  May 15, 2000


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