Form 10-Q
period 2000-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2000-08-14
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended June 30, 2000


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

Number of units of beneficial interest outstanding at July 31, 2000: 46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust (the "Trust"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 2000, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2000 and 1999 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


Bank One, Texas, N.A. as Trustee
   for the San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of June 30, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1999, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 24, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




DELOITTE & TOUCHE LLP

July 14, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                                              JUNE 30,      DECEMBER 31,
ASSETS                                                           2000           1999
                                                             (UNAUDITED)
Cash and short-term investments                              $  7,705,657   $  3,862,453
Net overriding royalty interest in producing
   oil and gas properties (net of accumulated
   amortization of $90,266,881 and $88,089,329
   at June 30, 2000 and December 31, 1999, respectively)       43,008,647     45,186,199
                                                             ------------   ------------

                                                             $ 50,714,304   $ 49,048,652
                                                             ============   ============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                         $  7,705,657   $  3,862,453
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                         43,008,647     45,186,199
                                                             ------------   ------------

                                                             $ 50,714,304   $ 49,048,652
                                                             ============   ============

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                     ---------------------------   ---------------------------
                                        2000           1999           2000           1999
Royalty income                       $ 13,608,946   $  5,359,825   $ 23,685,540   $ 12,405,031
Interest income                            17,107         16,103         41,602         29,729
Other                                                    892,496                       892,496
                                     ------------   ------------   ------------   ------------

                                       13,626,053      6,268,424     23,727,142     13,327,256

General and administrative
   expenditures                           433,233        324,515        645,819        591,464
                                     ------------   ------------   ------------   ------------

Distributable income                 $ 13,192,820   $  5,943,909   $ 23,081,323   $ 12,735,792
                                     ============   ============   ============   ============

Distributable income per Unit
   (46,608,796 Units)                $    .283054   $    .127528   $    .495214   $    .273249
                                     ============   ============   ============   ============

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------


                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                     ---------------------------   ---------------------------
                                        2000           1999           2000           1999
Trust corpus, beginning of period    $ 43,972,106   $ 49,714,087   $ 45,186,199   $ 51,088,020
Amortization of net overriding
   royalty interest                      (963,459)    (1,373,459)    (2,177,552)    (2,747,392)
Distributable income                   13,192,820      5,943,909     23,081,323     12,735,792
Distributions declared                (13,192,820)    (5,943,909)   (23,081,323)   (12,735,792)
                                     ------------   ------------   ------------   ------------

Trust corpus, end of period          $ 43,008,647   $ 48,340,628   $ 43,008,647   $ 48,340,628
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

      The Trust began receiving royalty income from coal seam gas wells beginning in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seams formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 1999, this tax credit was $1.04 per MMBtu. To benefit from the credit, each Unit holder must determine from the tax information they receive from the Trust, their pro rata share of qualifying production of the Trust, based upon the number of Units owned during each month of the year, and the amount of available credit per MMbtu for the year, and then apply the tax credit against their own income tax liability, but such credit may not reduce their regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below their tentative minimum tax.
      Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase their credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

      The Trustee is provided summary Section 29 tax credit information related to Trust properties by BROG, which information is then passed along to the Unit holders. In Nielson-True Partnership, et al, v. Commissioner, a 1997 Tax Court decision, the court ruled that nonconventional fuel (such as coal seam gas) produced from a well drilled and completed in an otherwise qualifying formation prior to December 31, 1992, is not eligible for the
      Section 29 credit unless the producer has received an appropriate well category determination from the Federal Energy Regulatory Commission ("FERC"). On March 23, 1999, the U. S. Court of Appeals for the 10th Circuit affirmed that decision. Dictum (i.e., language in the appeals court's decision which is not binding as precedent) even suggests that, contrary to the clear implications of a 1993 Internal Revenue Service ruling, lack of such a well category determination may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that FERC's authority to render well category determinations ended (so that obtaining the requisite determination for any such well was impossible). Many producers assert that wells meeting the definitional requirements applied by FERC in rendering well category determinations are eligible for the Section 29 credit regardless of whether a well category determination is actually applied for or received, particularly for wells recompleted in qualifying formations after January 1, 1993, and additional litigation (and perhaps a legislative initiative) on this issue is to be expected. In fact, on December 23, 1999, a petition was filed with the FERC by a coalition of energy producers seeking reinstatement of the certification process. By letter dated January 14, 2000, the U. S. Department of Energy expressed its support of that petition. On July 14, 2000, the FERC issued a final ruling amending its regulations to reinstate certain regulations involving well category determinations for all wells and tight formation areas that could qualify for the Section 29 tax credit. The Trustee is in communication with BROG regarding the application of the amended regulations, BROG's plans, if any, to seek certification of additional wells and an assessment of the effects of the amended regulations on the Trust and its Unit holders. Pending such assessment and further developments, the availability of Section 29 tax credits to Unit holders with respect to some portion of the Trust's coal seam gas production could remain subject to debate and challenge.

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

3.    CONTINGENCIES

      See Part II - Item 1 Legal Proceedings concerning the status of litigation matters.

4.    UNDERCHARGE OF CAPITAL EXPENDITURES AND LEASE OPERATING EXPENSES

      Based on its year-end review, BROG has determined that since January of 1999, BROG has undercharged the Trust for both capital expenditures and lease operating charges related to properties burdened by the Trust but not operated by BROG. In April and May of 2000, BROG passed through to the Trust additional charges of $652,303 in capital expenditures and $1,689,509 in lease operating charges related to the undercharged non-operated properties. The Trust's consultants will continue their review of cost reporting data and advise the Trust as to the appropriateness of the pass through of these additional charges.

5.    SETTLEMENT OF CLAIMS RELATING TO GAS IMBALANCE

      In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement, BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trust is in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected.

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

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999:

The Trust received royalty income of $13,608,946 and interest income of $17,107 during the second quarter of 2000. The royalty income amount of $13,608,946 for the quarter ended June 30, 2000, includes $3,490,000 paid to the Trust as partial settlement of its claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. After deducting administrative expenses of $433,233 distributable income for the quarter was $13,192,820 ($.283054 per Unit). In the second quarter of 1999, royalty income was $5,359,825 and interest income was $16,103. The royalty income amount of $5,359,825 for the quarter ended June 30, 1999, does not include the $892,496 paid to the Trust for a one-time business interruption insurance claim. After deducting administrative expenses of $324,515, distributable income for the quarter was $5,943,909 ($.127528 per Unit). The tax credit relating to production from coal seam wells totaled approximately $.04 per Unit for the second quarter of 2000 and $.03 per Unit for the second quarter of 1999. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 1999. Based on 46,608,796 Units outstanding, the per Unit distributions during the second quarter of 2000 were as follows:

     April                                    $ .067251
     May                                        .050477
     June                                       .165326
                                              ---------
     Quarter Total                            $ .283054
                                              =========


The royalty income distributed in the second quarter of 2000 was higher than that distributed in the second quarter of 1999, primarily due to an increase in the average gas price from $1.34 per Mcf for the second quarter of 1999 to $2.39 per Mcf for the second quarter of 2000, and the gas imbalance claims settlement of $3,490,000 received during the second quarter of 2000. Interest earnings for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999, were higher, primarily due to an increase in funds available for investment. Administrative expenses were higher, primarily as a result of differences in timing of the receipt and payment of these expenses.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the second quarter of 2000 were reported by BROG as $4,779,093 (including $652,000 relating to undercharges during prior periods on non-operated properties) versus $2,997,840 for the second quarter of 1999. BROG has reduced its estimate for capital expenditures for 2000 from $20,500,000 to $18,500,000, of which $9,400,000 has been incurred through June 30, 2000. BROG has indicated to the Trust that it anticipates the benefit of the higher capital spending will be realized in the form of a near offset of the natural production decline for calendar year 2000, and that full realization of this benefit should be seen by year-end.

In April 2000, BROG informed the Trustee that it had determined that since January of 1999, BROG had undercharged the Trust for both capital expenditures and lease operating charges related to properties burdened by the Trust's Royalty but not operated by BROG. In April and May of 2000, BROG passed through to the Trust additional charges of $652,303 in capital expenditures and $1,689,509 in lease operating charges related to the undercharged non-operated properties.

Lease operating expenses and property taxes increased to $5,028,808 for the second quarter of 2000 as compared to $2,849,124 for the second quarter of 1999 primarily due to the passed through lease operating charges related to undercharged non-operated properties.

BROG has informed the Trustee that during the second quarter of 2000, seven gross (2.57 net) conventional wells and five gross (2.55 net) conventional recompletions were completed on the Underlying Properties. There were 92 gross (29.78 net) conventional wells and 33 gross (5.43 net) recompletions in progress at June 30, 2000. Six gross (.04 net) coal seam recavitations and two gross (.08 net) coal seam recompletions were completed in the second quarter of 2000. Ten gross (4.54 net) coal seam wells, eleven gross (.07 net) coal seam recavitations and five gross (1.35 net) coal seam recompletions were in progress at June 30, 2000. By comparison, 17 gross (.30 net) conventional wells were completed on the Underlying Properties during the second quarter of 1999. There were 66 gross (14.28 net) conventional wells and eight gross (1.45 net) recompletions in progress at June 30, 1999. Seven gross (.048 net) coal seam recavitations were completed and 14 gross (.27 net) coal seam recavitations were in progress in the second quarter of 1999. Three gross (1.42 net) coal seam wells and one gross (.108 net) coal seam recompletion were in progress at June 30, 1999.

Royalty income for the quarter ended June 30, 2000 is associated with actual gas and oil production during February 2000 through April 2000 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended June 30, 2000 and 1999 were as follows:

                                                  2000            1999
Gas:
    Total sales (Mcf)                           10,662,060     10,533,677
    Mcf per day                                    118,467        118,356
    Average price (per Mcf)                    $      2.39    $      1.34

Oil:
    Total sales (Bbls)                              21,777         18,074
    Bbls per day                                       242            203
    Average price (per Bbl)                    $     21.66    $     12.65

Gas and oil sales attributable to the Royalty for the quarters ended June 30, 2000 and 1999 were as follows:


                                                   2000           1999
Gas sales (Mcf)                                  4,567,487      4,393,718
Oil sales (Bbls)                                     9,473          7,598

During the second quarter of 2000, gas prices were higher than during the second quarter of 1999. Gas production increased slightly in 2000 as compared to 1999. The price per barrel of oil during the second quarter of 2000 was $9.01 per bbl higher than that received for the second quarter of 1999 due to increases in oil prices in world markets generally including the posted prices applicable to oil sales attributable to the Royalty.

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

In June 2000, the Trust and BROG entered into a partial settlement of the claims relating to the gas imbalance, under the terms of which BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trust is in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999:

For the six months ended June 30, 2000 distributable income was $23,081,323 ($.495214 per Unit) which was more than the $12,735,792 ($.273249 per Unit) of income distributed during the same period in 1999. The increase resulted primarily from increases in gas and oil prices. Interest income for the six months ended June 30, 2000 was $41,602 compared to $29,729 during the first six months of 1999. This increase is due to an increase in funds available for investment. General and administrative expenses increased to $645,819 from $591,464 during the 1999 period primarily due to differences in timing of the receipt and payment of these expenses.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 2000 amounted to $9,362,219. Capital expenditures were $5,271,041 for the first six months of 1999. Lease operating expenses and property taxes totaled $8,136,369 for the first six months of 2000 compared to $5,644,926 for the first six months of 1999. The six month 2000 amounts include the charges for non-operated properties by BROG mentioned above.

BROG informed the Trustee that during the six months ended June 30, 2000, 14 gross (5.98 net) conventional wells were completed on the Underlying Properties. Eight gross (3.69 net) conventional wells were recompleted. Nineteen gross (.11 net) coal seam wells were recavitated and two gross (.08 net) coal seam recompletions were completed during the first six months of 2000. During the six months ended June 30, 1999, 22 gross (.401 net) conventional wells were completed on the Underlying Properties. One gross (.65 net) conventional well was recompleted. Twelve gross (.144 net) coal seam wells were recavitated during the first six months of 1999.

Royalty income for the six months ended June 30, 2000 is associated with actual gas and oil production during November 1999 through April 2000 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2000 and 1999 were as follows:

                                                  2000            1999
Gas:
   Total sales (Mcf)                           20,742,656       20,871,116
   Mcf per day                                    113,971          115,310
   Average price (per Mcf)                    $      2.31      $      1.44

Oil:
   Total sales (Bbls)                              45,067           36,520
   Bbls per day                                       248              202
   Average price (per Bbl)                    $     22.10      $     11.12

Gas and oil sales attributable to the Royalty for the six months ended June 30, 2000 and 1999 were as follows:

                                                 2000             1999

Gas sales (Mcf)                                9,310,784        9,436,600
Oil sales (Bbls)                                  20,577           16,616

During the first six months of 2000, gas and oil prices were higher than during the first six months of 1999. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

CALCULATION OF ROYALTY INCOME:

Royalty income received by the Trust for the three months and six months ended June 30, 2000 and 1999, respectively, was computed as shown in the following table:

                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                        ----------------------------     ----------------------------
                                            2000           1999             2000            1999
Gross proceeds of sales from the
   Underlying Properties:

   Gas proceeds                         $ 25,242,345    $ 14,138,802     $ 47,756,306    $ 30,090,028
   Oil proceeds                              483,594         228,556        1,009,004         406,116
                                        ------------    ------------     ------------    ------------

Total                                     25,725,939      14,367,358       48,765,310      30,496,144
                                        ------------    ------------     ------------    ------------

Less production costs:
   Severance tax - Gas                     2,266,118       1,448,732        4,460,637       3,097,060
   Severance tax - Oil                        38,382          20,674           90,422          38,522
   Lease operating expenses and
      property tax (a)                     5,028,808       2,849,124        8,136,369       5,644,926
   Capital expenditures (a)                4,779,093       2,997,840        9,362,219       5,271,041
   Other                                     121,610         (95,445)         121,610         (95,445)
                                        ------------    ------------     ------------    ------------

Total                                     12,234,011       7,220,925       22,171,257      13,956,104
                                        ------------    ------------     ------------    ------------

Net profits                               13,491,928       7,146,433       26,594,053      16,540,040
                                        ------------    ------------     ------------    ------------

Net overriding royalty interest                   75%             75%              75%             75%
                                        ------------    ------------     ------------    ------------

Subtotal                                  10,118,946       5,359,825       19,945,540      12,405,031
Other (b)                                  3,490,000                        3,740,000
                                        ------------    ------------     ------------    ------------

Royalty income                          $ 13,608,946    $  5,359,825     $ 23,685,540    $ 12,405,031
                                        ============    ============     ============    ============


(a) Includes charges received from BROG during the three months ended June 30, 2000 for capital expenditures ($652,000) and lease operating costs ($1,690,000) relating to non-operated properties not previously charged to the Trust (see Note 4 to the financial statements).

(b) Represents additional revenues of $3,490,000 received in the second quarter of 2000 as settlement of a gas imbalance and a $250,000 offset to lease operating expense in the first quarter of 2000 in connection with the settlement of litigation.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended June 30, 2000. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Trust is not a party to any litigation. However, the Trust is aware that BROG is involved in litigation from time to time that could affect the royalty income received by the Trust.

          A lawsuit was commenced on September 1, 1995, against BROG by certain royalty and overriding royalty owners on behalf of those persons similarly situated. The suit involves properties that are burdened by the Trust. This case is one of six virtually identical class actions filed against New Mexico gas producers. All such cases have been consolidated in the First Judicial District of Santa Fe County, New Mexico where the case is styled San Juan 1990-A, L.P., et al. v. El Paso Production Company and Meridian Oil Inc. The plaintiffs allege that they and members of the proposed class have been underpaid for royalties and overriding royalties. The plaintiffs have sought to certify the actions as class actions and seek monetary damages. The court has denied class certification, but the plaintiffs have renewed their request for class certification. Discovery in this matter is closed. BROG anticipates summary judgment proceedings to occur in the fall of 2000. Because of the pending nature of the litigation, exposure to the Trust from this suit cannot be quantified. However, if the plaintiffs who have interests in properties that are burdened by the Trust are successful, royalty income received by the Trust could decrease.

          In addition, an administrative claim was initiated on March 17, 1997, by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleges that additional royalties are due on production from federal and Indian leases in the State of New Mexico on properties that are burdened by the Royalty. BROG filed its statement of reasons in June 1997 thereby contesting whether the royalties are payable as claimed. BROG has informed the Trust that the administrative claim is in the appeal process. If the MMS claim is successful, royalty income received by the Trust could decrease. BROG reports that the MMS and BROG have entered into settlement discussions in an attempt to settle this issue together with other take-or-pay claims made by the MMS, but there has been no indication of the likelihood of success in resolving the claim or when the negotiations are to be completed.

          MMS has notified BROG of underpaid royalty related to coal seam gas including inappropriate deductions for costs to separate carbon dioxide from the gas. BROG has continued to calculate and pay royalties using deductions the MMS is attempting to disallow. The Company has appealed the MMS Demand Letter dated October 28, 1996. There is a tolling agreement with the MMS while settlement negotiations are attempted.

          BROG is in negotiations with the State of New Mexico for a tax refund based upon a claim for reimbursement of compression costs used in calculating wellhead values. BROG has obtained the approval of the Attorney General of New Mexico of a settlement in the amount of $4,200,000, and payment in that amount has been received. BROG has informed the Trust that its preliminary calculations indicate that the proportion of the settlement proceeds which will be attributable to the Trust is approximately $250,000.

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

               (27)   Financial Data Schedule

          (b)  Reports on Form 8-K

               The Trust filed a report on Form 8-K on June 30, 2000. In the report, the Trust reported, under Item 5, that it had announced the partial settlement of its claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG.

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

Date:  August 14, 2000


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