Form 10-Q
period 2000-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2000-11-14
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



               For the Quarterly Period Ended September 30, 2000


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

Number of units of beneficial interest outstanding at October 31, 2000:
46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, Texas, N.A. as Trustee for the San Juan Basin Royalty Trust (the "Trust"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 2000, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2000 and 1999 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has conducted a limited review of the condensed financial statements as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


Bank One, Texas, N.A. as Trustee
   for the San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of September 30, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 1999, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 24, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




DELOITTE & TOUCHE LLP

October 27, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                               2000             1999
                                                                  (UNAUDITED)
Cash and short-term investments                                 $    7,391,680   $    3,862,453
Net overriding royalty interest in producing
   oil and gas properties (net of accumulated
   amortization of $91,616,394 and $88,089,329
   at September 30, 2000 and December 31, 1999, respectively)       41,659,134       45,186,199
                                                                --------------   --------------

                                                                $   49,050,814   $   49,048,652
                                                                ==============   ==============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                            $    7,391,680   $    3,862,453
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                              41,659,134       45,186,199
                                                                --------------   --------------

                                                                $   49,050,814   $   49,048,652
                                                                ==============   ==============

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                ---------------------------   ---------------------------
                                    2000           1999           2000           1999
Royalty income                  $ 19,747,200   $  7,908,631   $ 43,432,740   $ 20,313,662
Interest income                       60,985         13,147        102,587         42,876
Other                                                                             892,496
                                ------------   ------------   ------------   ------------
                                  19,808,185      7,921,778     43,535,327     21,249,034

General and administrative
   expenditures                      156,718        156,248        802,537        747,712
                                ------------   ------------   ------------   ------------

Distributable income            $ 19,651,467   $  7,765,530   $ 42,732,790   $ 20,501,322
                                ============   ============   ============   ============

Distributable income per Unit
   (46,608,796 Units)           $    .421626   $    .166611   $    .916840   $    .439860
                                ============   ============   ============   ============


The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS  (UNAUDITED)
--------------------------------------------------------------------------------


                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                    ----------------------------    ----------------------------
                                        2000            1999            2000            1999
                                    ------------    ------------    ------------    ------------
Trust corpus, beginning of period   $ 43,008,647    $ 48,340,628    $ 45,186,199    $ 51,088,020
Amortization of net overriding
   royalty interest                   (1,349,513)     (1,474,591)     (3,527,065)     (4,221,983)
Distributable income                  19,651,467       7,765,530      42,732,790      20,501,322
Distributions declared               (19,651,467)     (7,765,530)    (42,732,790)    (20,501,322)
                                    ------------    ------------    ------------    ------------

Trust corpus, end of period         $ 41,659,134    $ 46,866,037    $ 41,659,134    $ 46,866,037
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

      The Trustee is provided summary Section 29 tax credit information related to Trust properties by BROG, which information is then passed along to the Unit holders. In Nielson-True Partnership, et al, v. Commissioner, a 1997 Tax Court decision, the court ruled that nonconventional fuel (such as coal seam gas) produced from a well drilled and completed in an otherwise qualifying formation prior to December 31, 1992, is not eligible for the
      Section 29 credit unless the producer has received an appropriate well category determination from the Federal Energy Regulatory Commission ("FERC"). On March 23, 1999, the U.S. Court of Appeals for the 10th Circuit affirmed that decision. Dictum (i.e., language in the appeals court's decision which is not binding as precedent) even suggests that, contrary to the clear implications of a 1993 Internal Revenue Service ruling, lack of such a well category determination may render the Section 29 credit unavailable in respect of production from wells recompleted in a qualified formation after January 1, 1993, the date that FERC's authority to render well category determinations ended (so that obtaining the requisite determination for any such well was impossible). However, on July 14, 2000, the FERC issued a final ruling amending its regulations to reinstate certain regulations involving well category determinations for all wells and tight formation areas that could qualify for the Section 29 tax credit. BROG has informed the Trustee that it will seek certification of all qualified wells. Pending such certification and further developments, the availability of Section 29 tax credits to Unit holders with respect to a minor portion of the Trust's coal seam gas production could remain subject to debate and challenge.

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

3.    CONTINGENCIES

      See Part II - Item 1 Legal Proceedings concerning the status of litigation matters.

4.    UNDERCHARGE OF CAPITAL EXPENDITURES AND LEASE OPERATING EXPENSES

      Based on its year-end review, BROG has determined that since January of 1999, BROG has undercharged the Trust for both capital expenditures and lease operating charges related to properties burdened by the Trust but not operated by BROG. In April and May of 2000, BROG passed through to the Trust additional charges of $652,303 in capital expenditures and $1,689,509 in lease operating charges related to the undercharged non-operated properties. The Trust's consultants have reviewed BROG's cost reporting data and confirmed that the pass through of these additional charges is appropriate.

5.    SETTLEMENT OF CLAIMS RELATING TO GAS IMBALANCE

      In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trust is in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. The volume adjustment commenced in August 2000 and will be monitored by the Trust's consultants.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

The Trust received royalty income of $19,747,200 and interest income of $60,985 during the third quarter of 2000. After deducting administrative expenses of $156,718, distributable income for the quarter was $19,651,467 ($.421626 per Unit). In the third quarter of 1999, royalty income was $7,908,631, interest income was $13,147, administrative expenses were $156,248 and distributable income was $7,765,530 ($.166611 per Unit). The tax credit relating to production from coal seam wells totaled approximately $.05 per Unit for the third quarter of 2000 and $.04 per Unit for the third quarter of 1999. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 1999. Based on 46,608,796 Units outstanding, the per Unit distributions during the third quarter of 2000 were as follows:

July            $.122778
August           .140258
September        .158590
                --------

Quarter Total   $.421626
                ========

The royalty income distributed in the third quarter of 2000 was higher than that distributed in the third quarter of 1999, due to an increase in the average gas price from $1.84 per Mcf for the third quarter of 1999 to $3.39 per Mcf for the third quarter of 2000 as well as increased production levels of both gas and oil, and an increase in the average oil price from $15.69 per barrel for the third quarter of 1999 to $25.58 for the third quarter of 2000. Interest earnings for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999, were higher, primarily due to an increase in funds available for investment. Administrative expenses were approximately the same in the third quarter of 2000 as compared to the same period in 1999.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the third quarter of 2000 were reported by BROG as $4,994,236 versus $2,720,024 for the third quarter of 1999. BROG has recently informed the Trustee that its estimated capital budget for the Underlying Properties for 2000 has been increased from $18,500,000 to $24,500,000. Approximately $14,400,000 of capital expenses have been incurred through September 30, 2000, but BROG indicates that approximately $5,000,000 of that amount related to BROG's 1999 capital budget for the Underlying Properties such that approximately $15,100,000 of the 2000 capital budget remains to be spent either this calendar year or thereafter. The projected increase is to cover the costs of (a) the drilling of six new wells on portions of the Underlying Properties not operated by Burlington; (b) multiple completions to the Dakota and Pictured Cliffs formations in wells heretofore budgeted for completion only to the Mesaverde formation; and (c) additional tubing and other facilities at existing wells, as required to maintain production in the face of an increase in pressure on the gathering system operated by Williams Field Services on which gas produced from those wells is transported.

Lease operating expenses and property taxes increased to $3,153,169 for the third quarter of 2000 as compared to $2,243,776 for the third quarter of 1999. In 1999, BROG accrued $493,473 for January 1999 lease operating expenses mistakenly thought not to have been processed. This accrual was reversed in August 1999 when it was determined that the majority of such charges had in fact been processed. This reversal of charges has caused lease operating expenses for the third quarter of 1999 to appear more dramatically lower than for the same period of 2000.

BROG has informed the Trustee that during the third quarter of 2000, twelve gross (8.36 net) conventional wells and one gross (0.003 net) conventional recompletion were completed on the Underlying Properties. There were 103 gross (26.24 net) conventional wells and 32 gross (5.43 net) conventional recompletions in progress at September 30, 2000. Four gross (2.84 net) coal seam wells and six gross (0.04 net) coal seam recavitations were completed in the third quarter of 2000. Fourteen gross (4.70 net) coal seam wells, eight gross (0.04 net) coal seam recavitations and ten gross (1.57 net) coal seam recompletions were in progress at September 30, 2000. By comparison, there were 49 gross (11.81 net) conventional wells in progress as of September 30, 1999, and there was one gross (0.05 net) coal seam well completed on the Underlying Properties during the third quarter of 1999. One gross (0.88 net) coal seam well, 19 gross (0.28 net) coal seam recavitations and five gross (1.22 net) coal seam recompletions were in progress as of September 30, 1999. "Gross" acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG's interest therein is referred to as the "net" acres or wells.

Royalty income for the quarter ended September 30, 2000 is associated with actual gas and oil production during May 2000 through July 2000 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended September 30, 2000 and 1999 were as follows:

                                 2000         1999
Gas:
    Total sales (Mcf)         11,190,629    9,253,207
    Mcf per day                  121,637      100,578
    Average price (per Mcf)   $     3.39   $     1.84

Oil:
    Total sales (Bbls)            27,858       18,837
    Bbls per day                     303          205
    Average price (per Bbl)   $    25.58   $    15.69

Gas and oil sales attributable to the Royalty for the quarters ended September 30, 2000 and 1999 were as follows:

                      2000         1999
Gas sales (Mcf)     6,397,659    4,717,239
Oil sales (Bbls)       15,909        9,480

During the third quarter of 2000, gas prices were significantly higher than during the third quarter of 1999. Gas production also increased in 2000 as compared to 1999. The price per barrel of oil during the third quarter of 2000 was $9.89 per barrel higher than that received for the third quarter of 1999 due to increases in oil prices in world markets generally including the posted prices applicable to oil sales attributable to the Royalty.

Gas sales attributable to the Royalty increased in the third quarter of 2000, as compared to the same period in 1999. All volumes of gas which are subject to the Royalty (the "Trust gas") are currently sold under a contract dated November 10, 1999 between BROG and Duke Energy and Marketing L.L.C. That contract provides for the delivery of Trust gas at various delivery points over a period commencing January 1, 2000, and ending October 31, 2001, and provides for the sale of Trust gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Unit holders are referred to
Note 6 of the Notes to Financial Statements in the Trust's 1999 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

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

In June 2000, the Trust and BROG entered into a partial settlement of the claims relating to the gas imbalance, under the terms of which BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The volume adjustment commenced in August 2000 and will be monitored by the Trust's consultants.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

For the nine months ended September 30, 2000 distributable income was $42,732,790 ($.916840 per Unit) which was greater than the $20,501,322 ($.439860 per Unit) of income distributed during the same period in 1999. The increase in distributable income resulted primarily from increases in gas and oil prices. The royalty income amount of $43,432,740 for the nine months ended September 30, 2000, includes $3,490,000 paid to the Trust as partial settlement of its claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. The royalty income amount of $20,313,662 for the nine months ended September 30, 1999, does not include the $892,496 paid to the Trust for a one-time business interruption insurance claim. Interest income for the nine months ended September 30, 2000 was $102,587 compared to $42,876 during the first nine months of 1999. This increase is due to an increase in funds available for investment. General and administrative expenses increased to $802,537 from $747,712 during the 1999 period primarily due to differences in timing of the receipt and payment of these expenses.

Reports received from BROG in 1999 indicated lower production for the months of June and July 1999, as compared to the prior year. Upon inquiry from the Trust, BROG responded that the apparent declines in gas production for those months did not reflect actual declines in gas productivity, but rather, were the result of prior period adjustments. BROG indicated that deficiencies in its new internal accounting system precluded it from generating actual production reports for the months of January through August, and it instead relied upon estimates based on historical production, which estimates proved high. The prior period adjustments were employed by BROG to reconcile the difference between its estimates and the actual production for the subject months. The Trust's consultants have reviewed data supplied by BROG in support of the prior period adjustments and have preliminarily approved them, subject to final audit.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2000 amounted to $14,356,455. Capital expenditures were $7,991,065 for the first nine months of 1999. Lease operating expenses and property taxes totaled $11,289,538 for the first nine months of 2000 compared to $7,888,702 for the first nine months of 1999.

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

BROG advised the Trustee that during the nine months ended September 30, 2000, 26 gross (14.34 net) conventional wells were completed on the Underlying Properties, and nine gross (3.693 net) conventional wells were recompleted. Four gross (2.84 net) coal seam wells were completed. Twenty-five gross (0.15 net) coal seam wells were recavitated and two gross (0.08 net) coal seam wells were recompleted during the first nine months of 2000. During the nine months ended September 30, 1999, 22 gross (.401 net) conventional gas wells were completed on the Underlying Properties and one gross (.05 net) coal seam well was completed. Twelve gross (.144 net) coal seam wells were recavitated during the first nine months of 1999.

Royalty income for the nine months ended September 30, 2000 is associated with actual gas and oil production during November 1999 through July 2000 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2000 and 1999 were as follows:

                                 2000           1999
Gas:
   Total sales (Mcf)           31,933,285     30,124,323
   Mcf per day                    116,545        110,346
   Average price (per Mcf)   $       2.75   $       1.56

Oil:
   Total sales (Bbls)              72,925         55,357
   Bbls per day                       266            203
   Average price (per Bbl)   $      23.62   $      12.69

Gas and oil sales attributable to the Royalty for the nine months ended September 30, 2000 and 1999 were as follows:

                      2000         1999
Gas sales (Mcf)    15,708,443   14,153,839
Oil sales (Bbls)       36,486       26,096

During the first nine months of 2000, gas and oil prices were higher than during the first nine months of 1999. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

CALCULATION OF ROYALTY INCOME:

Royalty income received by the Trust for the three months and nine months ended September 30, 2000 and 1999, respectively, was computed as shown in the following table:

                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                  ---------------------------   ----------------------------
                                      2000           1999           2000            1999
                                  ------------   ------------   ------------    ------------
Gross proceeds of sales from
   the Underlying Properties :

   Gas proceeds                   $ 37,930,505   $ 17,003,534   $ 85,686,811    $ 47,093,562
   Oil proceeds                        712,463        296,092      1,721,467         702,209
                                  ------------   ------------   ------------    ------------

Total                               38,642,968     17,299,626     87,408,278      47,795,771
                                  ------------   ------------   ------------    ------------

Less production costs:
   Severance tax - Gas               4,080,262      1,756,659      8,540,899       4,853,720
   Severance tax - Oil                  78,150         34,325        168,572          72,846
   Lease operating expenses
      and property tax(a)            3,153,169      2,243,776     11,289,538       7,888,702
   Capital expenditures(a)           4,994,236      2,720,024     14,356,455       7,991,065
   Other                                 7,551                       129,161         (95,445)
                                  ------------   ------------   ------------    ------------

Total                               12,313,368      6,754,784     34,484,625      20,710,888
                                  ------------   ------------   ------------    ------------

Net profits                         26,329,600     10,544,842     52,923,653      27,084,883
                                  ------------   ------------   ------------    ------------

Net overriding royalty interest             75%            75%            75%             75%
                                  ------------   ------------   ------------    ------------

Subtotal                            19,747,200      7,908,631     39,692,740      20,313,662
Other(b)                                                           3,740,000
                                  ------------   ------------   ------------    ------------

Royalty income                    $ 19,747,200   $  7,908,631   $ 43,432,740    $ 20,313,662
                                  ============   ============   ============    ============

(a) Includes charges received from BROG during the nine months ended September 30, 2000 for capital expenditures ($652,000) and lease operating costs ($1,690,000) relating to non-operated properties not previously charged to the Trust (see Note 4 to the financial statements).

(b) Represents additional revenues of $3,490,000 received in the second quarter of 2000 as settlement of a gas imbalance and a $250,000 offset to lease operating expense in the first quarter of 2000 in connection with the settlement of litigation.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended September 30, 2000. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

                The Trust is not a party to any litigation. However, the Trust is aware that BROG is involved in litigation from time to time that could affect the royalty income received by the Trust.

                A lawsuit was commenced on September 1, 1995 against BROG by certain royalty and overriding royalty owners on behalf of those persons similarly situated. The suit involves properties that are burdened by the Royalty. This case is one of six virtually identical class actions filed against New Mexico gas producers. All such cases have been consolidated in the First Judicial District of Santa Fe County, New Mexico where the case is styled San Juan 1990-A, L.P., et al. v. El Paso Production Co., et al. The plaintiffs allege that they and members of the proposed class have been underpaid for royalties and overriding royalties. The plaintiffs have sought to certify the actions as class actions and seek monetary damages. The court has twice denied class certification. Discovery in this matter is closed. The defendants filed multiple motions for summary judgment and partial summary judgment. By Memorandum Opinion dated November 6, 2000, the Court granted the defendants' motions as to Counts II and III and granted partial summary judgment as to Counts I and IV. The case will proceed to trial on the issue of breach of contract as to some but not all of the leases complained of. Because the Memorandum Opinion is subject to appeal, and because of the pending nature of the litigation, exposure to the Trust from this suit cannot be quantified. However, if the plaintiffs who have interests in properties that are burdened by the Trust are successful, royalty income received by the Trust could decrease.

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

                BROG is in negotiations with the State of New Mexico for a tax refund based upon a claim for reimbursement of compression costs used in calculating wellhead values. BROG has obtained the approval of the Attorney General of New Mexico of a settlement in the amount of $4,200,000, but no payment has yet been received. BROG has informed the Trust that its preliminary calculations indicate that the proportion of the settlement proceeds with will be attributable to the Trust is $263,606.

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

                     (27)    Financial Data Schedule

                (b)  Reports on Form 8-K

                     The Trust filed a report on Form 8-K on October 27, 2000. In the report, the Trust reported, under Item 5, that it had announced the upward adjustment of anticipated capital expense of the Trust for fiscal year ending December 31, 2000.

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

Date: November 14, 2000


               (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS


               EXHIBIT
               NUMBER                                EXHIBIT
               ------                                -------
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