Form 10-K405
period 2000-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2001-03-30
CIK 319655

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000,

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                          COMMISSION FILE NUMBER 1-8032

                          SAN JUAN BASIN ROYALTY TRUST
                  (Exact name of registrant as specified in the
                     San Juan Basin Royalty Trust Indenture)

            TEXAS                                         75-6279898
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification Number)
         BANK ONE, NA                                        76113
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
At March 28, 2001, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $726,165,042.

                       DOCUMENTS INCORPORATED BY REFERENCE

     "Units of Beneficial Interest" at page 1; "Description of the Properties" at pages 5 and 6; "Trustee's Discussion and Analysis" at pages 7 and 8; "Results of the 4th Quarters of 2000 and 1999" at page 9; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Change in Trust Corpus," "Notes to Financial Statements," and "Independent Auditor's Report" at page 10 et seq., in registrant's Annual Report to Unit holders for fiscal year ended December 31, 2000 are incorporated herein by reference for Item 2 (Properties), Item 3 (Legal Proceedings), Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.




================================================================================

                                     PART I

ITEM 1. BUSINESS

     The San Juan Basin Royalty Trust (the "Trust") is an express trust created under the laws of the state of Texas by the "San Juan Basin Royalty Trust Indenture" (the "Trust Indenture") entered into on November 3, 1980, between Southland Royalty Company ("Southland Royalty") and The Fort Worth National Bank, a banking association organized under the laws of the United States, as Trustee. The Trustee is now Bank One, NA The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at 500 Throckmorton Street, Fort Worth, Texas 76102, Attention: Corporate Trust Department (telephone number 817/884-4630).

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

     The term "net proceeds" as used in the November 3, 1980 conveyance means the excess of "gross proceeds" received by BROG during a particular period over "production costs" for such period. "Gross proceeds" means the amount received by BROG (or any subsequent owner of the interests from which the Royalty was carved) from the sale of the production attributable to the interests in properties from which the Royalty was carved (the "Underlying Properties"), subject to certain adjustments. "Production costs" generally means costs incurred on an accrual basis by BROG in operating its properties and interests out of which the Royalty was carved, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes, and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not otherwise liable for any production costs or other costs or liabilities attributable to these properties and interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it shall not be obligated to return such overpayment, but the amounts payable to it for any subsequent period shall be reduced by such amount, plus interest, at a rate specified in the conveyance.

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

     Proceeds from production in the first month are generally received by BROG in the second month, the net proceeds attributable to the Royalty are paid by BROG to the Trustee in the third month and distribution by the Trustee to the Unit holders is made in the fourth month. The identity of Unit holders entitled to a distribution will generally be determined as of the last business day of each calendar month (the "monthly record date"). The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. Unit holders of record as of the monthly record date will be entitled to receive the calculated monthly distribution amount for each month on or before ten business days after the monthly record date. The aggregate monthly distribution amount is the excess of (i) net revenues from the Trust properties, plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust over (ii) the expenses and payments of liabilities of the Trust plus any net increase in cash reserves for contingent liabilities.

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

     Based on its 1999 year-end review, BROG determined that it had undercharged the Trust for both capital expenditures and lease operating charges related to properties burdened by the Trust but not operated by BROG. In April and May of 2000, BROG passed through to the Trust additional charges of $652,303 in capital expenditures and $1,689,509 in lease operating charges related to the undercharged non-operated properties. The Trust's consultants have reviewed BROG's cost reporting data and confirmed that these additional charges were appropriate.

ITEM 2. PROPERTIES

     The 75% net overriding royalty conveyed to the Trust was carved out of Southland Royalty's (now BROG's) working interest and royalty interests in properties situated in the San Juan Basin in northwestern New Mexico. References below to "gross" wells and acres are to the interests of all persons owning interests therein, while references to "net" are to the interests of BROG (from which the Royalty was carved) in such wells and acres.

     Unless otherwise indicated, the following information in Item 2 is based upon data and information furnished to the Trustee by BROG.

PRODUCING ACREAGE, WELLS AND DRILLING

     The Underlying Properties consist of working interests and royalty interests in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. Based upon information received from the Trust's independent petroleum engineers, the Trust properties contain 3,363 gross (975 net) economic wells, including dual completions. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation. For additional information concerning coal seam gas, the "Description of the Properties" section of the Trust's Annual Report to security holders for the year ended December 31, 2000, is herein incorporated by reference.

     The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

     During 2000, in calculating the net proceeds to the Trust, BROG deducted approximately $25.6 million of capital expenditures for the drilling and completion of 45 gross (25.45 net) conventional wells, recompletion of 15 gross (6.80 net) conventional wells, 12 gross (6.75 net) coal seam wells, 4 gross (.17 net) coal seam well recompletions, and 41 gross (.24 net) coal seam recavitations. There were 124 gross (36.15 net) new conventional wells, 59 gross (21.37 net) conventional well recompletions, 10 gross (2.14 net) coal seam wells, 12 gross (1.64 net) coal seam recompletions, and 4 gross (.03 net) coal seam recavitations in progress as of December 31, 2000.

     During 1999, in calculating the net proceeds to the Trust, BROG deducted approximately $10.5 million of capital expenditures for the drilling and completion of 71 gross (7.22 net) conventional wells, recompletion of four gross (1.36 net) conventional wells, three gross (.93 net) coal seam wells, one gross (.54 net) coal seam well recompletions, and 10 gross (.07 net) coal seam recavitations. There were 53 gross (20.14 net) new conventional wells, 25 gross (3.77 net) conventional well recompletions, three gross (.39 net) coal seam wells, seven gross (.79 net) coal seam recompletions, and 38 gross (.75 net) coal seam recavitations in progress as of December 31, 1999.

     BROG announced that the New Mexico Oil Conservation Division has approved plans for 80-acre infill drilling of the Mesaverde formation in the San Juan Basin. The Mesaverde formation was originally developed in the 1950's on 320-acre spacing, with infill drilling initiated in the early 1970's on 160-acre spacing. In 1994, BROG undertook an extensive study of the Mesaverde formation. Results indicated that downspaced drilling (infill drilling) on 80-acre spacing could significantly increase recoverable gas reserves in this massive reservoir. A pilot program began in 1997 and was expanded in 1998 to include two additional areas. BROG informed the Trust that its goal in increasing capital expenditures to $25.6 million in 2000 as compared to the $10.5 million in capital expenditures passed through to the Trust in 1999, was to offset the natural decline in production from the Underlying Properties. BROG announced that natural gas production from the Underlying Properties averaged approximately 116 MMcf per day in calendar 2000 as compared to approximately 113 MMcf per day in 1999, and that production was approximately 120 MMcf per day in October of 2000.

     BROG has informed the Trust that capital expenditures for 2001 are estimated to be $30.2 million. BROG anticipates 406 new capital projects for 2001, including the drilling of 49 new wells to be operated by BROG and 40 wells operated by third parties. Of the new, BROG-operated wells, 42 are projected to be conventional wells completed to the Pictured Cliffs, Mesaverde, and/or Dakota formations, and the remaining seven are projected as coal seam gas wells to be completed in the Fruitland Coal formation. BROG projects approximately $17,500,000 as the cost of the new wells, with the $12,700,000 balance to be expended in working over existing wells and in the maintenance and improvement of production facilities.

     BROG reports that the Bureau of Land Management ("BLM") has undertaken an environmental impact study of the entire San Juan Basin such that new drilling activity located more than 300 feet from an existing road now requires an additional level of regulatory approval on a well-by-well basis. Depending upon the results of BROG's requests for approval to drill, the capital budget for 2001 may range from a low of approximately $25,000,000 to a high of approximately $35,000,000, depending in large part upon the total number of new wells for which the BLM issues approvals to drill.

     BROG indicates its budget for 2001 reflects continued, significant development of properties in which the Trust's net overriding royalty interest is relatively high, as well as a sustained focus on conventional formations, including infill drilling to the Mesaverde formation, and multiple formation completions.

OIL AND GAS PRODUCTION

     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2000 were as follows:


                                   2000                                    1999                                  1998
                       ---------------------------------     ---------------------------------     ---------------------------------
                            OIL                GAS                OIL                GAS                OIL               GAS
                           (Bbls)             (Mcf)              (Bbls)             (Mcf)              (Bbls)             (Mcf)
                       --------------     --------------     --------------     --------------     --------------     --------------
Production .......             47,441         20,317,750             35,341         19,527,666             37,067         18,904,906

Average Price ....     $        24.66     $         2.99     $        14.41     $         1.78     $        13.55     $         1.75


PRICING INFORMATION

     Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to "Regulation" for information as to federal regulation of prices of oil and natural gas. Gas production from the properties from which the Royalty was carved totaled 42,220,260 Mcf during 2000.

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

     The gas purchase contracts described in subparagraph (i), above, were continued, by agreement of the parties until December 31, 1997. Effective January 1, 1998, all volumes of Trust gas became subject to the terms of a Natural Gas Sales and Purchase Contract between BROG and El Paso. That contract was for a term of two years through and including December 31, 1999 and provided for the sale of Trust gas at prices which will fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. BROG entered into the contract with El Paso after soliciting and receiving competitive bids in late 1997 from six major gas marketing firms to market and/or purchase the Trust gas. BROG has entered into a contract dated November 10, 1999 for the sale of all volumes of Trust gas to Duke Energy and Marketing L.L.C. ("Duke"). That contract provides for delivery of gas at various delivery points over a period commencing January 1, 2000 and ending October 31, 2001 and provides for the sale of Trust gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. BROG is negotiating with Duke with respect to the potential for extending the term of that contract.

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

     See Note 5 of Notes to Financial Statements of the Trust's Annual Report to securityholders for the year ended December 31, 2000 for further discussion of this settlement and its impact on the Trust.

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

The independent petroleum engineers' reports as to the proved oil and gas reserves as of December 31, 1998, 1999 and 2000 were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 1997 to December 31, 2000 (in thousands):

                                                        CRUDE         NATURAL
                                                         OIL            GAS
                                                        (Bbls)         (Mcf)
                                                       --------      --------
Reserves as of December 31, 1997 .................          559       203,339
                                                       --------      --------
Revisions of previous estimates ..................         (195)      (26,204)
Extensions, discoveries and other additions ......            6         5,201
Production .......................................          (37)      (18,905)
                                                       --------      --------

Reserves as of December 31, 1998 .................          333       163,431
                                                       --------      --------
Revisions of previous estimates ..................          120        53,936
Extensions, discoveries and other additions ......           29        14,498
Production .......................................          (32)      (17,650)
                                                       --------      --------
Reserves as of December 31, 1999 .................          450       214,215
                                                       --------      --------
Revisions of previous estimates ..................          199        72,803
Extensions, discoveries and other additions ......           80        36,207
Production .......................................          (47)      (20,318)
                                                       --------      --------
Reserves as of December 31, 2000 .................          682       302,907
                                                       ========      ========

Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2000, 1999 and 1998 were as follows (in thousands):



                                                                                 CRUDE       NATURAL
                                                                                  OIL          GAS
                                                                                 (Bbls)       (Mcf)
                                                                                 -------     -------
2000 .......................................................................         624     277,459
1999........................................................................         422     201,891
1998 .......................................................................         328     159,454


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

     The 2000, 1999 and 1998 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% are as follows (in thousands):


                                                                       2000            1999         1998
                                                                     --------        --------     --------
Balance, January 1 ............................................      $229,721        $144,472      $213,504
Revisions of prior-year estimates, change in prices
   and other ..................................................       530,811          90,172       (63,731)
Extensions, discoveries and other additions ...................        94,753          13,257         3,667
Accretion of discount .........................................        22,972          14,447        21,350
Royalty income ................................................       (60,045)        (32,627)      (30,318)
                                                                                     --------      --------
Balance, December 31 ..........................................      $818,212        $229,721      $144,472
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

     December average prices of $6.18 per Mcf of conventional gas, $4.03 per Mcf of coal seam gas and $24.67 per Bbl of oil were used at December 31, 2000, in determining future net revenue. The upward revision is primarily due to significantly higher gas prices in December 2000.

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

     The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2000, 1999 and 1998 (in thousands except amounts per Unit):


                                        2000                              1999                            1998
                                -------------------------     --------------------------    ------------------------
                                 ESTIMATED                    ESTIMATED                     ESTIMATED
                                  FUTURE        PRESENT        FUTURE         PRESENT         FUTURE        PRESENT
                                   NET          VALUE AT         NET          VALUE AT          NET         VALUE AT
                                 REVENUE          10%          REVENUE          10%           REVENUE         10%
                                ----------     ----------     ----------    ------------    ------------    --------
Total Proved ..............     $1,580,837     $  818,212     $  408,609     $  229,721     $  241,206     $  144,472
Proved Developed ..........     $1,445,557     $  752,825     $  383,356     $  219,677     $  234,973     $  142,095
Total Proved Per Unit .....     $    33.92     $    17.55     $     8.77     $     4.93     $     5.18     $     3.10


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

     Section 29 Tax Credit

     The Trust began receiving royalty income from coal seam gas wells in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seams formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 2000, this tax credit is estimated to be approximately $1.06 per MMBtu, the actual amount to be determined by the Treasury Department no later than April 1, 2001. To benefit from the credit, each Unit holder must determine from the tax information he receives from the Trust his pro rata share of qualifying production of the Trust, based upon the number of Units owned during each month of the year, and the amount of available credit per MMbtu for the year, and then apply the tax credit against his own income tax liability, but such credit may not reduce his regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase his credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

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

     A lawsuit was commenced on September 1, 1995 against BROG by certain royalty and overriding royalty owners on behalf of those persons similarly situated. This case is one of six virtually identical class actions filed against New Mexico gas producers. All such cases have been consolidated in the First Judicial District of Santa Fe County, New Mexico where the case is styled San Juan 1990-A, L.P., et al. v. El Paso Production Co., et al. The plaintiffs allege that they and members of the proposed class have been underpaid for royalties and overriding royalties. BROG has now informed the Trust that this litigation is unlikely to have any direct effect on royalty income payable to the Trust.

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

     An administrative claim was initiated on June 10, 1998 by the MMS against BROG related to production from lands on the Jicarilla Apache Indian Reservation. The claim alleges that additional royalties are due based upon the "major portion" valuation clause contained in the Jicarilla leases. This clause contemplates royalty value to be calculated on "the highest price paid or offered at the time of production for the major portion of oil of the same gravity, and gas, and/or natural gasoline, and/or all other hydrocarbon substances produced and sold from the field where the leased lands are situated." BROG indicates that producers do not have access to prices received by other producers in a field, so a "major portion" calculation must be done by the MMS. BROG filed its statement of reasons in June 1999 thereby contesting whether the royalties are payable as claimed. The administrative claim is in the appeal process. If the MMS claim is successful, royalty income received by the Trust could decrease.

     BROG has successfully negotiated with the State of New Mexico for a tax refund based upon a claim for reimbursement of compression costs used in calculating wellhead values. BROG has obtained the approval of the Attorney General of New Mexico of a settlement in the amount of $4,200,000, and in December 2000 passed through to the Trust $263,607 of the settlement proceeds in the form of a reduction in production costs. The Trust's consultants are in communication with BROG and will review the allocation of settlement proceeds.

     In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trust is in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. BROG indicates that the volume adjustment commenced in August 2000. Those adjustments will be monitored by the Trust's consultants.

     For additional information concerning legal proceedings, Note 5 of the Notes to Financial Statements at pages 14 and 15 of the Trust's Annual Report to security holders for the year ended December 31, 2000 are herein incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

     The information under "Units of Beneficial Interest" at page 1 of the Trust's Annual Report to security holders for the year ended December 31, 2000, is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA


                                                        For the Year Ended December 31,
                                   ---------------------------------------------------------------------------
                                      2000             1999            1998           1997            1996
                                   -----------     -----------     -----------     -----------     -----------
Royalty income ...............     $60,044,773     $32,626,966     $30,317,860     $49,497,479     $41,236,424(1)
Distributable income .........      59,188,932      31,795,667      29,598,402      48,648,930      37,803,167
Distributable income per
   Unit ......................        1.269909        0.682182        0.635039        1.043770        0.811072
Distributions per Unit .......        1.269909        0.682182        0.635039        1.043770        0.811072
Total assets, December 31 ....      47,659,746      49,048,652      53,753,582      61,231,280      65,935,976

----------

(1) The royalty income distributions for 1996 include material payments received in settlement of litigation as more particularly described under "Item 2. Properties" herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The "Trustee's Discussion and Analysis" and "Results of the 4th Quarters of 2000 and 1999" at pages 7 through 9 of the Trust's Annual Report to securityholders for the year ended December 31, 2000, are herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during 2000. As discussed in
Item 2. Properties -- Pricing Information, the Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Trust and the notes thereto at page 10 et seq., of the Trust's Annual Report to security holders for the year ended December 31, 2000, are herein incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

     The Trust has no directors or executive officers. During the year ended December 31, 2000, the Trustee received total remuneration as follows:

  NAME OF INDIVIDUAL OR NUMBER OF                                                   CAPACITIES IN WHICH              CASH
        PERSONS IN GROUP                                                                  SERVED                 COMPENSATION
  --------------------------------                                                 -------------------          ------------
  Bank One, NA..........................................................                  Trustee               $  98,512.40(1)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth, as of December 31, 2000, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:


                                                          AMOUNT AND
                                                      NATURE OF BENEFICIAL
            NAME AND ADDRESS                               OWNERSHIP          PERCENT OF CLASS
            ----------------                          --------------------    ----------------
Alpine Capital L.P.(1) .............................     15,594,000 Units                 33.5%
201 Main Street, Suite 3100
Fort Worth, Texas 76102

Societe General Asset Management Corp.(2) ..........      5,180,000 Units                 11.1%
1221 Avenue of the Americas
New York, New York 10020

Arnhold and S. Bleichroeder, Inc.(3) ...............      2,988,300 Units                  6.4%
Arnhold and S. Bleichroeder Advisers, Inc.
1345 Avenue of the Americas
New York, New York 10105

McMorgan and Company(4) ............................      3,000,000 Units                  6.4%
1 Bush Street, Suite 800
San Francisco, CA 94104

Capital Group International, Inc.(5) ...............      2,635,200 Units                  5.7%
Capital Guardian Trust Company
11100 Santa Monica Blvd
Los Angeles, CA 90025

----------

(1)  This information was provided to the Trust on Amendment Number 19 to
     Schedule 13D, dated April 14, 2000, as filed with the Securities and Exchange Commission (the "SEC") by Alpine Capital L.P. ("Alpine"), which indicated that these Units were beneficially owned by Alpine. The Amendment Number 19 to Schedule 13D may be reviewed for more detailed information concerning the matters summarized herein.

(2)  This information was provided to the Trust on Amendment Number 3 to
     Schedule 13G, dated January 6, 1999, as filed with the SEC. The Amendment Number 3 to Schedule 13G may be reviewed for more detailed information concerning the matters summarized herein.

(3)  This information was provided to the Trust in Amendment Number 4 to
     Schedule 13G, dated February 13, 2001. Arnhold and S. Bleichroeder, Inc. and Arnhold and S. Bleichroeder Advisers, Inc. report shared voting power over 2,988,300 Units and shared dispositive power over 2,988,300 Units. The Amendment Number 4 to Schedule 13G filed with the SEC may be reviewed for more detailed information concerning the matters summarized herein.

(4) This information was provided to the Trust in a Schedule 13G dated July 12, 1999, as filed with the SEC. The Schedule 13G may be reviewed for more detailed information concerning the matters summarized herein.

(5)  This information was provided to the Trust in Amendment Number 3 to
     Schedule 13G dated December 29, 2000. Capital Group International, Inc. and Capital Guardian Trust Company each reported sole voting power over 1,977,800 Units and sole dispositive power over 2,635,200 Units. The Amendment Number 3 to Schedule 13G may be reviewed for more detailed information concerning the matters summarized herein.


     (b) Security Ownership of Management. In various fiduciary capacities, Bank One, NA owned, as of December 31, 2000, an aggregate of 32,652 Units with no right to vote any of these Units. Bank One, NA disclaims any beneficial interest in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank One, NA.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2000 and
Item 12(b) for information concerning Units owned by Bank One, NA in various fiduciary capacities.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

FINANCIAL STATEMENTS

     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 2000:

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



EXHIBIT
NUMBER       DESCRIPTION
------       -----------
(4)(a)  --   San Juan Basin Royalty Trust Indenture, dated November 3, 1980, between Southland Royalty Company and The Fort Worth National Bank
             (now Bank One, NA), as Trustee, heretofore filed as Exhibit 4(a) to the Trust's Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

   (b)  --   Net Overriding Royalty Conveyance from Southland Royalty Company to the Forth Worth National Bank (now Bank One, NA), as Trustee, dated
             November 3, 1980 (without Schedules), heretofore filed as Exhibit
             4(b) to the Trust's Annual Report on Form 10-K to the SEC for the
             fiscal year ended December 31, 1980, is incorporated herein by reference.*

(13)    --   Registrant's Annual Report to security holders for fiscal year ended December 31, 2000.**

(23)    --   Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

----------

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, NA, P.O. Box 2604, Fort Worth, Texas 76113.

**   Filed herewith.


REPORTS ON FORM 8-K

     On October 27, 2000, a report on Form 8-K was filed with the Securities and Exchange Commission by the Trust, announcing the upward adjustment of anticipated capital expenses of the Trust for fiscal year ended December 31, 2000.

                                    SIGNATURE

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BANK ONE, NA
                                       TRUSTEE OF THE SAN JUAN BASIN
                                       ROYALTY TRUST


                                       By:/s/ LEE ANN ANDERSON
                                          --------------------------------------
                                                 (Lee Ann Anderson)
                                                  Vice President

Date: March 30, 2001


               (The Trust has no directors or executive officers)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER       DESCRIPTION
------       -----------
(4)(a)  --   San Juan Basin Royalty Trust Indenture, dated November 3, 1980, between Southland Royalty Company and The Fort Worth National Bank
             (now Bank One, NA), as Trustee, heretofore filed as Exhibit 4(a) to the Trust's Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

   (b)  --   Net Overriding Royalty Conveyance from Southland Royalty Company to the Forth Worth National Bank (now Bank One, NA), as Trustee, dated
             November 3, 1980 (without Schedules), heretofore filed as Exhibit
             4(b) to the Trust's Annual Report on Form 10-K to the SEC for the
             fiscal year ended December 31, 1980, is incorporated herein by reference.*

(13)    --   Registrant's Annual Report to security holders for fiscal year ended December 31, 2000.**

(23)    --   Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

----------

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, NA, P.O. Box 2604, Fort Worth, Texas 76113.

**   Filed herewith.