Form 10-Q
period 2001-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2001-05-15
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended March 31, 2001


                           Commission File No. 1-8032



                          SAN JUAN BASIN ROYALTY TRUST


       Texas                                               I.R.S. No. 75-6279898


                         Bank One, NA, Trust Department
                                 P. O. Box 2604
                             Fort Worth, Texas 76113

                          Telephone Number 817/884-4630



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                       ---    ---

Number of units of beneficial interest outstanding at May 1, 2001:   46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by Bank One, NA as Trustee for the San Juan Basin Royalty Trust (the "Trust"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 2001, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has conducted a limited review of the condensed financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


Bank One, NA as Trustee
   for the San Juan Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of March 31, 2001 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2000, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 23, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2000 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




DELOITTE & TOUCHE LLP

May 11, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------


                                                                  MARCH 31,    DECEMBER 31,
ASSETS                                                              2001           2000
                                                                (UNAUDITED)

Cash and short-term investments .............................   $ 18,600,399   $  6,972,892
Net overriding royalty interest in producing
   oil and gas properties (net of accumulated
   amortization of $93,756,366 and 92,588,674
   at March 31, 2001 and December 31, 2000, respectively) ...     39,519,162     40,686,854
                                                                ------------   ------------

                                                                $ 58,119,561   $ 47,659,746
                                                                ============   ============
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders ........................   $ 18,600,399   $  6,972,892
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding ......................     39,519,162     40,686,854
                                                                ------------   ------------

                                                                $ 58,119,561   $ 47,659,746
                                                                ============   ============


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           2001          2000

Royalty income .....................................   $ 37,489,972   $ 10,076,594
Interest income ....................................         59,067         24,495
                                                       ------------   ------------
                                                         37,549,039     10,101,089

General and administrative expenditures ............        286,524        212,586
                                                       ------------   ------------

Distributable income ...............................   $ 37,262,515   $  9,888,503
                                                       ============   ============

Distributable income per Unit (46,608,796 Units) ...   $    .799474   $    .212160
                                                       ============   ============

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             2001              2000

Trust corpus, beginning of period ...................   $   40,686,854    $   45,186,199
Amortization of net overriding royalty interest .....       (1,167,692)       (1,214,093)
Distributable income ................................       37,262,515         9,888,503
Distributions declared ..............................      (37,262,515)       (9,888,503)
                                                        --------------    --------------

Total corpus, end of period .........................   $   39,519,162    $   43,972,106
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

         The Trust began receiving royalty income from coal seam gas wells beginning in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seams formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 2000, this tax credit was $1.06 per MMBtu. To benefit from the credit, each Unit holder must determine from the tax information they receive from the Trust, their pro rata share of qualifying production of the Trust, based upon the number of Units owned during each month of the year, and the amount of available credit per MMbtu for the year, and then apply the tax credit against their own income tax liability, but such credit may not reduce their regular tax liability

         (after the foreign tax credit and certain other nonrefundable credits) below their alternative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase their credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

         The Trustee is provided summary Section 29 tax credit information related to Trust properties by BROG, which information is then passed along to the Unit holders. In 1999, the U.S. Court of Appeals for the 10th Circuit upheld the position of the Internal Revenue Service and the Tax Court that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer has received an appropriate well category determination from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. However, on July 14, 2000, the FERC issued a final ruling amending its regulations to reinstate certain regulations involving well category determinations for all wells and tight formation areas that could qualify for the Section 29 tax credit. BROG has informed the Trustee that it will seek certification of all qualified wells.

         The classification of the Trust's income for purposes of the passive loss rules may be important to a Unit holder. As a result of the Tax Reform Act of 1986, royalty income will generally be treated as portfolio income and will not reduce passive losses.

3.       CONTINGENCIES

         See Part II - Item 1, "Legal Proceedings" concerning the status of litigation matters.

4.       UNDERCHARGE OF CAPITAL EXPENDITURES AND LEASE OPERATING EXPENSES

         Based on its 1999 year-end review, BROG determined that it had undercharged the Trust for both capital expenditures and lease operating charges related to properties burdened by the Trust but not operated by BROG. In April and May of 2000, BROG reduced royalty income otherwise payable to the Trust by an additional $652,303 in capital expenditures and $1,689,509 in lease operating charges related to the undercharged non-operated properties. The Trust's consultants have reviewed BROG's cost reporting data and confirmed that these additional charges were appropriate.

5.       SETTLEMENT OF CLAIMS RELATING TO GAS IMBALANCE

         In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trust is in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. BROG reported that the volume adjustment commenced in August 2000. The adjustment will be monitored by the Trust's consultants.


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

THREE MONTHS ENDED MARCH 31, 2001 AND 2000:

The Trust received royalty income of $37,489,972 and interest income of $59,067 during the first quarter of 2001. After deducting administrative expenses of $286,524 distributable income for the quarter was $37,262,515 ($.799474 per Unit). In the first quarter of 2000, royalty income was $10,076,594, interest income was $24,495, administrative expenses were $212,586 and distributable income was $9,888,503 ($.212160 per Unit). The tax credit relating to production from coal seam wells totaled approximately $.04 per Unit for the first quarter of 2001 and $.04 per Unit for the first quarter of 2000. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 2000. Based on 46,608,796 Units outstanding, the per Unit distributions during the first quarter of 2001 were as follows:

January .................   $    .137351
February ................        .263048
March ...................        .399075
                            ------------

Quarter Total ...........   $    .799474
                            ============

The royalty income distributed in the first quarter of 2001 was higher than that distributed in the first quarter of 2000, primarily due to an increase in the average gas price from $2.24 per Mcf for the first quarter of 2000 to $5.81 per Mcf for the first quarter of 2001. Interest earnings for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, were higher, primarily due to an increase in funds available for investment. Administrative expenses were higher, primarily as a result of differences in timing of the receipt and payment of these expenses.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the first quarter of 2001 were reported by BROG as $6,324,039. BROG advised the Trust that capital expenditures for 2001 are estimated to be $30,200,000. Capital expenditures were $4,583,126 for the first quarter of 2000 and approximately $24,700,000 in capital expenditures were passed through to the Trust in 2000. BROG informed the Trust that its goal in increasing capital expenditures for 2001 and 2000 was to offset the natural decline in production from the Underlying Properties. BROG has reported favorable results in this effort in that natural gas production for calendar 2000 averaged approximately 116 MMcf per day, as compared to average production of approximately 113 MMcf per day for calendar 1999. As of October 2000, natural gas production from the Underlying Properties had reached 120 MMcf per day.

BROG has informed the Trust that lease operating expenses and property taxes were $3,278,436 and $83,940, respectively, for the first quarter of 2001, as compared to $3,023,249 and $84,312, respectively, for the first quarter of 2000.

BROG has also informed the Trustee that 26 gross (9.67 net) conventional wells, six gross (1.37 net) conventional recompletions, four gross (0.27 net) coal seam wells, one gross (0.41 net) coal seam recompletion and two gross (0.01 net) coal seam well recavitations were completed as of March 31, 2001. 133 gross (41.07 net) conventional wells, and 53 gross (21.98 net) conventional recompletions were in progress during the first quarter of 2001. Nine gross (3.13 net) coal seam wells, four gross (0.03 net) coal seam recavitations and 13 gross (2.87 net) coal seam recompletions were in progress as of March 31, 2001. "Gross" acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG's interest therein is referred to as the "net" acres or wells.

Royalty income for the quarter ended March 31, 2001 is associated with actual gas and oil production during November 2000 through January 2001 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended March 31, 2001 and 2000 were as follows:

                                                    2001            2000
Gas:
    Total sales (Mcf) .......................     11,264,710     10,080,596
    Mcf per day .............................        122,443        109,572
    Average price (per Mcf) .................   $       5.81   $       2.24

Oil:
    Total sales (Bbls) ......................         24,809         23,290
    Bbls per day ............................            270            253
    Average price (per Bbl) .................   $      26.90   $      22.48

Gas and oil sales attributable to the Royalty for the quarters ended March 31, 2001 and 2000 were as follows:

Gas sales (Mcf) .............................      6,917,945      4,743,297
Oil sales (Bbls) ............................         15,086         11,104


Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate production volumes from the Underlying Properties may not provide a meaningful comparison to volumes attributable to the Royalty.

During the first quarter of 2001, gas prices were more than double the prices reported during the first quarter of 2000. Gas sales attributable to the Royalty also increased in 2001 as compared to 2000. The price per barrel of oil during the first quarter of 2001 was $4.42 per barrel higher than that received for the first quarter of 2000 due to increases in oil prices in world markets generally including the posted prices applicable to oil sales attributable to the Royalty.

All volumes of gas which are subject to the Royalty (the "Trust gas") are currently sold under a contract dated November 10, 1999 between BROG and Duke Energy and Marketing L.L.C. That contract, as amended, provides for the delivery of Trust gas at various delivery points over a period commencing January 1, 2000, and ending March 31, 2002, and provides for the sale of Trust gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Unit holders are referred to Note 6 of the Notes to Financial Statements in the Trust's 2000 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

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

CALCULATION OF ROYALTY INCOME:

Royalty income received by the Trust for the three months ended March 31, 2001 and 2000, respectively, was computed as shown in the following table:

                                                                   2001            2000

Gross proceeds of sales from the Underlying Properties:
Gas proceeds ...............................................   $ 65,449,109    $ 22,513,961
Oil proceeds ...............................................        667,340         525,410
                                                               ------------    ------------

Total ......................................................     66,116,449      23,039,371
                                                               ------------    ------------

Less production costs:
Severance tax - Gas ........................................      6,379,436       2,194,519
Severance tax - Oil ........................................         63,969          52,040
Lease operating expense and property tax ...................      3,362,376       3,107,561
Capital expenditures .......................................      6,324,039       4,583,126
                                                               ------------    ------------

Total ......................................................     16,129,820       9,937,246
                                                               ------------    ------------

Net profits ................................................     49,986,629      13,102,125
Net overriding royalty interest ............................             75%             75%
                                                               ------------    ------------

Subtotal ...................................................     37,489,972       9,826,594
Other (a) ..................................................              0         250,000
                                                               ------------    ------------

Royalty income .............................................   $ 37,489,972    $ 10,076,594
                                                               ============    ============

(a) Represents an offset to lease operating expense in connection with the settlement of litigation referred to in Part II - Item 1, "Legal Proceedings."


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended March 31, 2001. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Trust is not a party to any litigation. However, the Trust is aware that BROG is involved in litigation from time to time that could affect the royalty income received by the Trust.

On September 4, 1996, the Trustee announced the settlement of a lawsuit (the "Litigation") filed by the Trustee against BROG and Southland Royalty Company. The Litigation, which was filed in the state district court of Santa Fe County, New Mexico, Cause No. SF 94-1982(c), was dismissed on September 12, 1996.

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

An administrative claim was initiated on June 10, 1998 by the MMS against BROG related to production from lands on the Jicarilla Apache Indian Reservation. The claim alleges that additional royalties are due based upon the "major portion" valuation clause contained in the Jicarilla leases. This clause contemplated royalty value to be calculated on "the highest price paid or offered at the time of production for the major portion of oil of the same gravity, and gas, and/or natural gasoline, and/or all other hydrocarbon substances produced and sold from the field where the leased lands are situated." BROG indicates that producers do not have access to prices received by other producers in a field, so a "major portion" calculation must be done by the MMS. BROG filed its statement of reasons in June 1999 thereby contesting whether the royalties are payable as claimed. The administrative claim is in the appeal process. If the MMS claim is successful, royalty income received by the Trust could decrease.

BROG has successfully negotiated with the State of New Mexico for a tax refund based upon a claim for reimbursement of compression costs used in calculating wellhead values. BROG has obtained the approval of the Attorney General of New Mexico of a settlement in the amount of $4,200,000. In December 2000, the Royalty payable to the Trust was effectively increased by $263,607 since a portion of the settlement proceeds in that amount was applied to reduce production costs used in calculating the Royalty. The Trust's consultants are in communication with BROG and will review the allocation of settlement proceeds.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (4)(a) San Juan Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The Fort Worth National Bank (now Bank One, NA), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

                  (4)(b) Net Overriding Royalty Conveyance from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The Fort Worth National Bank (now Bank One, NA), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

         (b)      Reports on Form 8-K

                           The Trust filed a report on Form 8-K on March 14, 2001. In the report, the Trust reported, under Item 5, that BROG had announced the continued increase in anticipated capital expenses of the Trust for the calendar year ending December 31, 2001, as compared to the years ended December 31, 1998 through December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BANK ONE, NA, AS TRUSTEE FOR
                                             THE SAN JUAN BASIN ROYALTY TRUST



                                                     By /s/ LEE ANN ANDERSON
                                                        -----------------------
                                                            Lee Ann Anderson
                                                             Vice President


Date:  May 15, 2001


               (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS






                                                                                SEQUENTIALLY
EXHIBIT                                                                           NUMBERED
NUMBER                                EXHIBIT                                       PAGE
-------                               -------                                   ------------

(4)(a) San Juan Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil &
               Gas Company) and The Fort Worth National Bank (now Bank One, NA), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's
               Annual Report on Form 10 K to the Securities and Exchange
               Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*


(4)(b)         Net Overriding Royalty Conveyance from Southland Royalty Company
               (now Burlington Resources Oil & Gas Company) to The Fort Worth
               National Bank (now Bank One, NA), as Trustee, dated November 3,
               1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and
               Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*


* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, NA, P.O. Box 2604, Fort Worth, Texas 76113.