Form 10-Q
period 2001-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2001-08-14
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                   Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934.


                  For the Quarterly Period Ended June 30, 2001


                           Commission File No. 1-8032


                          SAN JUAN BASIN ROYALTY TRUST

Texas                                                      I.R.S. No. 75-6279898



                         Bank One, NA, Trust Department
                                 P. O. Box 2604
                             Fort Worth, Texas 76113

                          Telephone Number 817/884-4630



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of Units of beneficial interest outstanding at July 30, 2001: 46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The condensed financial statements included herein have been prepared by Bank One, NA as Trustee for the San Juan Basin Royalty Trust (the "Trust"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 2001, and the distributable income and changes in trust corpus for the three-month periods and six-month periods ended June 30, 2001 and 2000 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                    JUNE 30,       DECEMBER 31,
ASSETS .....................................................         2001             2000
                                                                  (UNAUDITED)
Cash and short-term investments ............................   $    7,783,502   $    6,972,892
Net overriding royalty interest in producing
   oil and gas properties (net of accumulated
   amortization of $94,545,973 and 92,588,674
   at June 30, 2001 and December 31, 2000, respectively) ...       38,730,055       40,686,854
                                                               --------------   --------------

                                                               $   46,513,557   $   47,659,746
                                                               ==============   ==============
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders .......................   $    7,783,502   $    6,972,892
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding .....................      38,730,055       40,686,854
                                                               -------------    --------------

                                                               $   46,513,557   $   47,659,746
                                                               ==============   ==============




CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                           -------------------------------   -------------------------------
                                                2001             2000             2001             2000
Royalty income .........................      $26,585,943   $   13,608,946      $64,075,915   $   23,685,540
Interest income ........................           72,624           17,107          131,692           41,602
                                               26,658,567       13,626,053       64,207,607       23,727,142

General and administrative
expenditures ...........................          407,824          433,233          694,349          645,819

Distributable income ...................      $26,250,743   $   13,192,820      $63,513,258   $   23,081,323

Distributable income per Unit
(46,608,796 Units) .....................      $   .563215   $      .283054      $  1.362688   $      .495214


The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                           -------------------------------    -------------------------------
                                                2001            2000              2001              2000
Trust corpus, beginning of period ......   $   39,519,162   $   43,972,106    $   40,686,854   $   45,186,199
Amortization of net overriding
royalty interest .......................         (789,107)        (963,459)       (1,956,799)      (2,177,552)
Distributable income ...................       26,250,743       13,192,820        63,513,258       23,081,323
Distributions declared .................      (26,250,743)     (13,192,820)      (63,513,258)     (23,081,323)

Total corpus, end of period ............   $   38,730,055   $   43,008,647    $   38,730,055   $   43,008,647
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

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF ACCOUNTING

         The San Juan Basin Royalty Trust was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

         o Royalty income recorded for a month is the amount computed and paid by the working interest owner, Burlington Resources Oil & Gas Company LP f/k/a Burlington Resources Oil & Gas Company ("BROG"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

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

         The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus.

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

         The Trust began receiving royalty income from coal seam gas wells beginning in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seam formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 2000, this tax credit was $1.06 per MMBtu. To benefit from the credit, each Unit holder must determine from the tax information they receive from the Trust, their pro rata share of qualifying production of the Trust, based upon the number of Units owned during each month of the year, and the amount of available credit per MMBtu for the year, and then apply the tax credit against their own income tax liability, but such credit may not reduce their regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below their alternative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase their credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

         The Trustee is provided summary Section 29 tax credit information related to Trust properties by BROG, which information is then passed along to the Unit holders. In 1999, the U.S. Court of Appeals for the 10th Circuit upheld the position of the Internal Revenue Service and the Tax Court that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer has received an appropriate well category determination from the Federal Energy Regulatory Commission ("FERC"). The FERC's certification authority expired effective January 1, 1993. However, on July 14, 2000, the FERC issued a final ruling amending its regulations to reinstate certain regulations involving well category determinations for all wells and tight formation areas that could qualify for the Section 29 tax credit. BROG has informed the Trustee that it has identified approximately 250 wells as non-certified. Of those, BROG has determined that six do not qualify for the Section 29 tax credit. BROG has applied to the FERC for certification of the approximately 100 qualified wells operated by it, and is in communication with the operators of the remaining qualified wells to encourage the filing by those operators of applications for certification.

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

5.       SETTLEMENT OF CLAIMS RELATING TO GAS IMBALANCE

         In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trust is in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. BROG has informed the Trust that the volume adjustments were to have commenced in August 2000. Such volume adjustments will be monitored by the Trust's consultants.


                                     ******

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION.

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and
Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward-looking statements generally are accompanied by words such as "may," "will," "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe," "plan," "intend," or other words that convey the uncertainty of future events or outcomes. Such statements reflect our current view with respect to future events; are based on our assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000:

The Trust received royalty income of $26,585,943 and interest income of $72,624 during the second quarter of 2001. After deducting administrative expenses of $407,824, distributable income for the quarter was $26,250,743 ($.563215 per Unit). In the second quarter of 2000, royalty income was $13,608,946, interest income was $17,107, administrative expenses were $433,233 and distributable income was $13,192,820 ($.283054 per Unit). The royalty income amount of $13,608,946 for the quarter ended June 30, 2000, included $3,490,000 paid to the Trust as partial settlement of its claims relating to the gas imbalance described in Part I - Item 1, Note 5 as partially offset by the reductions for undercharged capital expenditures and lease operating expenses described in Part I - Item 1, Note 4. The tax credit relating to production from coal seam wells totaled approximately $.04 per Unit for the second quarter of 2001 and $.04 per Unit for the second quarter of 2000. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 2000. Based on 46,608,796 Units outstanding, the per Unit distributions during the second quarter of 2001 were as follows:

         April........................................................        $      .223576
         May..........................................................               .172642
         June.........................................................               .166997
                                                                              --------------
         Quarter Total................................................        $      .563215
                                                                              ==============


The royalty income distributed in the second quarter of 2001 was higher than that distributed in the second quarter of 2000, primarily due to an increase in the average gas price from $2.39 per Mcf for the second quarter of 2000 to $4.92 per Mcf for the second quarter of 2001. Interest earnings for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000, were higher, primarily due to an increase in funds available for investment. Administrative expenses were lower, primarily as a result of differences in timing of the receipt and payment of these expenses.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the second quarter of 2001 were reported by BROG as $7,078,879. BROG advised the Trust that capital expenditures for 2001 are projected to be $30,200,000. Capital expenditures were $4,779,093 (including $652,303 in prior period adjustments relating to non-operated properties) for the second quarter of 2000 and approximately $24,700,000 in capital expenditures were used in calculating the Royalty in 2000. BROG informed the Trust that its goal in increasing capital expenditures for 2001 and 2000 was to offset the natural decline in production from the

Underlying Properties. BROG has reported favorable results in this effort in that natural gas production for calendar 2000 and for the six months ended June 30, 2001 averaged approximately 116 MMcf per day, as compared to average production of approximately 113 MMcf per day for calendar 1999.

BROG has informed the Trust that lease operating expenses and property taxes were $3,810,641 and $83,751, respectively, for the second quarter of 2001, as compared to $4,944,492 (including $1,689,509 in prior period adjustments relating to non-operated properties) and $84,317, respectively, for the second quarter of 2000.

BROG has also informed the Trustee that 11 gross (5.69 net) conventional wells, five gross (3.47 net) conventional recompletions, 35 gross (2.22 net) conventional payadds, four gross (0.03 net) coal seam recavitations and one gross (.88 net) coal seam payadd were completed as of June 30, 2001. Ninety-six gross (33.86 net) conventional wells, 44 gross (21.69 net) conventional recompletions, and 30 gross (9.90 net) conventional payadds were in progress during the second quarter of 2001. One gross (.03 net) coal seam wells and five gross (.19 net) coal seam recompletions were in progress as of June 30, 2001. "Gross" acres or well, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG's interest therein is referred to as the "net" acres or wells.

Royalty income for the quarter ended June 30, 2001 is associated with actual gas and oil production during February 2001 through April 2001 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended June 30, 2001 and 2000 were as follows:

                                                                                        2001                2000
Gas:
   Total sales (Mcf).......................................................           10,355,225          10,662,060
   Mcf per day.............................................................              116,351             118,467
   Average price (per Mcf).................................................                $4.92               $2.39

Oil:
   Total sales (Bbls)......................................................               24,830              21,777
   Bbls per day............................................................                  279                 242
   Average price (per Bbl).................................................               $24.60              $21.66

Gas and oil sales attributable to the Royalty for the quarters ended June 30, 2001 and 2000 were as follows:

Gas sales (Mcf)............................................................            5,874,782           4,567,487
Oil sales (Bbls)...........................................................               14,203               9,473


Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate production volumes from the Underlying Properties may not provide a meaningful comparison to volumes attributable to the Royalty.

During the second quarter of 2001, gas prices were more than double the prices reported during the second quarter of 2000. The price per barrel of oil during the second quarter of 2001 was $2.94 per barrel higher than that received for the second quarter of 2000 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

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

In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement, BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trust is in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. BROG has informed the Trust that the volume adjustments were to have commenced in August 2000. Such volume adjustments will be monitored by the Trust's consultants.

CALCULATION OF ROYALTY INCOME:

Royalty income received by the Trust for the three months and six months ended June 30, 2001 and 2000, respectively, was computed as shown in the following table:

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       JUNE 30,                            JUNE 30,
                                           --------------------------------    --------------------------------
                                               2001               2000                2001                2000
Gross proceeds of sales from the
Underlying Properties:
Gas proceeds ...........................   $   50,937,406    $   25,242,345    $  116,386,514    $   47,756,306
Oil proceeds ...........................          610,706           483,594         1,278,045         1,009,004
                                           --------------    --------------    --------------    --------------

Total ..................................       51,548,112        25,725,939       117,664,559        48,765,310
                                           --------------    --------------    --------------    --------------

Less production costs:
Severance tax - Gas ....................        5,032,073         2,266,118        11,411,509         4,460,637
Severance tax - Oil ....................           54,843            38,382           118,664            90,422
Severance tax - Other ..................              148
Lease operating expense and property
tax (a) ................................        3,894,392         5,028,808         7,256,768         8,136,369
Capital expenditures (a) ...............        7,078,879         4,779,093        13,402,918         9,362,219
Other ..................................           40,000           121,610            40,000           121,610
                                           --------------    --------------    --------------    --------------

Total ..................................       16,100,187        12,234,011        32,230,007        22,171,257
                                           --------------    --------------    --------------    --------------

Net profits ............................       35,447,925        13,491,928        85,439,552        26,594,053
Net overriding royalty interest ........               75%               75%               75%               75%
                                           --------------    --------------    --------------    --------------

Subtotal ...............................       26,585,943        10,118,946        64,075,915        19,945,540
Other (b)                                              --         3,490,000                --         3,740,000
                                           --------------    --------------    --------------    --------------

Royalty income .........................       26,585,943        13,608,946        64,075,915        23,685,540
                                           ==============    ==============    ==============    ==============



(a) Includes charges received from BROG during the three months ended June 30, 2000 for capital expenditures ($652,303) and lease operating costs ($1,689,509) relating to non-operated properties not previously charged to the Trust (see
Note 4 to the financial statements).

(b) Represents additional revenues of $3,490,000 received in the second quarter of 2000 as settlement of a gas imbalance and a $250,000 offset to lease operating expense in the first quarter of 2000 in connection with the settlement of litigation (see Part II - Item 1, "Legal Proceedings").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended June 30, 2001. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Trust is not a party to any litigation. However, the Trust is aware that BROG is involved in litigation from time to time that could affect the royalty income received by the Trust.

On September 4, 1996, the Trustee announced the settlement of a lawsuit (the "Litigation") filed by the Trustee against BROG and Southland Royalty Company. Under the terms of the Settlement Agreement, BROG agreed (i) to pay $19,750,000 in cash plus interest earnings thereon from September 5, 1996, in settlement of underpayment of royalty claims of the Trust; and (ii) commencing in 1997, to credit the Trust with $250,000 per year for five years as an offset against lease operating expenses chargeable to the Trust for purposes of the calculation of net proceeds payable to the Trust. BROG also agreed to make certain adjustments that represent cost reductions favorable to the Trust in the ongoing charges for coal seam gas gathering and treating on BROG's Val Verde system. Additionally, the Trustee and BROG established a formal protocol intended to provide the Trustee and its representatives improved access to BROG's books and records applicable to the Underlying Properties. Agreement was also reached regarding marketing arrangements for the sale of Trust gas, oil and natural gas liquids products going forward as more particularly described in "Pricing Information" under ITEM 2. "PROPERTIES" of the Trust's Report on Form 10-K, filed on March 30, 2001.

The Mineral Management Service of the United States Department of the Interior (the "MMS") has notified BROG of underpaid royalty related to coal seam gas including inappropriate deductions for costs to separate carbon dioxide from the gas. BROG has continued to calculate and pay royalties using deductions the MMS is attempting to disallow. The Company has appealed the MMS Demand Letter dated October 28, 1996. There is a tolling agreement with the MMS while settlement negotiations are attempted.

An administrative claim was initiated on March 17, 1997, by the MMS against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto (the "1997 MMS Claim"). The claim alleges that additional royalties are due on production from federal and Indian leases in the State of New Mexico on properties that are burdened by the Royalty. BROG has informed the Trust that it has reached an agreement in principle to settle the 1997 MMS Claim for $2,728,974.15 and that if this claim is settled on that basis, royalty income received by the Trust will be reduced by $2,046,730.50. The Trust's legal advisors and joint interest auditors will review the proposed reduction in royalty income.

A separate administrative claim was initiated on June 10, 1998, by the MMS against BROG related to production from lands on the Jicarilla Apache Indian Reservation (the "1998 MMS Claim"). The claim alleges that additional royalties are due based upon the "major portion" valuation clause contained in the Jicarilla leases. This clause contemplated royalty value to be calculated on "the highest price paid or offered at the time of production for the major portion of oil of the same gravity, and gas, and/or natural gasoline, and/or all other hydrocarbon substances produced and sold from the field where the leased lands are situated." BROG indicates that producers do not have access to prices received by other producers in a field, so a "major portion" calculation must be done by the MMS. BROG filed its statement of reasons in June 1999, thereby contesting whether the royalties are payable as claimed. The 1998 MMS Claim is in the appeal process. If the 1998 MMS Claim is successful, royalty income received by the Trust could decrease. However, BROG has informed the Trust that in connection with the agreement in principle for settlement of the 1997 MMS Claim, documentation is being drafted to provide for a dollar-for-dollar credit against any potential liability on the 1998 MMS Claim in an amount equal to the amount paid in settlement of the 1997 MMS Claim.

BROG has successfully negotiated with the State of New Mexico for a tax refund based upon a claim for reimbursement of compression costs used in calculating wellhead values. BROG has obtained the approval of the Attorney General of New Mexico of a settlement in the amount of $4,200,000. In December 2000, the

Royalty payable to the Trust was effectively increased by $263,607 since a portion of the settlement proceeds in that amount was applied to reduce production costs used in calculating the Royalty. The Trust's consultants are in communication with BROG regarding questions which have arisen concerning the allocation of settlement proceeds.

In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trust is in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. BROG has informed the Trust that the volume adjustments were to have commenced in August 2000. Such volume adjustments will be monitored by the Trust's consultants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  (4)(a) San Juan Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The Fort Worth National Bank (now Bank One, NA), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

                  (4)(b) Net Overriding Royalty Conveyance from Southland Royalty Company (now Burlington Resources Oil & Gas Company
                  LP) to The Fort Worth National Bank (now Bank One, NA), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

         (b)      Reports on Form 8-K.

                  The trust filed a report on Form 8-K on July 17, 2001. In the report, the Trust reported, under Item 4, that (a) it had dismissed Deloitte & Touche LLP as the Trust's independent auditors and (b) it had engaged Weaver & Tidwell, L.L.P. as the Trust's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BANK ONE, NA, AS TRUSTEE FOR
                                       THE SAN JUAN BASIN ROYALTY TRUST



                                       By   /s/ LEE ANN ANDERSON
                                         ---------------------------------------
                                                Lee Ann Anderson
                                                Vice President


Date:  August 14, 2001



               (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS



                                                                                          SEQUENTIALLY
                 EXHIBIT                                                                    NUMBERED
                 NUMBER                              EXHIBIT                                  PAGE
             (4)(a)                  San Juan Basin Royalty Trust Indenture
                                     dated November 3, 1980, between Southland
                                     Royalty Company (now Burlington Resources
                                     Oil & Gas Company LP) and The Fort Worth
                                     National Bank (now Bank One, NA), as
                                     Trustee, heretofore filed as Exhibit (4)(a)
                                     to the Trust's Annual Report on Form 10-K
                                     to the Securities and Exchange Commission
                                     for the fiscal year ended December 31, 1980
                                     is incorporated herein by reference.*

             (4)(b)                  Net Overriding Royalty Conveyance from
                                     Southland Royalty Company (now Burlington
                                     Resources Oil & Gas Company LP) to The Fort
                                     Worth National Bank (now Bank One, NA), as
                                     Trustee, dated November 3, 1980 (without
                                     Schedules), heretofore filed as Exhibit
                                     (4)(b) to the Trust's Annual Report on Form
                                     10-K to the Securities and Exchange
                                     Commission for the fiscal year ended
                                     December 31, 1980 is incorporated herein by reference.*



* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, NA, P.O. 2604, Fort Worth, Texas 76113.