Form 10-Q
period 2001-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2001-11-14
CIK 319655

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


                For the Quarterly Period Ended September 30, 2001


                           Commission File No. 1-8032


                          SAN JUAN BASIN ROYALTY TRUST

              Texas                                              75-6279898
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                         Bank One, NA, Trust Department
                                 P. O. Box 2604
                             Fort Worth, Texas 76113
                    (Address of principal executive offices)
                                   (Zip Code)

                          Telephone Number 817/884-4630
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of Units of beneficial interest outstanding at November 12, 2001:
46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The condensed financial statements included herein have been prepared by Bank One, NA as Trustee for the San Juan Basin Royalty Trust (the "Trust"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 2001, and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2001 and 2000 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                                                         SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                                        2001             2000
                                                                          (UNAUDITED)
Cash and short-term investments ......................................   $    3,196,224   $    6,972,892
Net overriding royalty interest in producing
   oil and gas properties (net of accumulated
   amortization of $95,216,461 and $92,588,674
   at September 30, 2001 and December 31, 2000, respectively) ........       38,059,067       40,686,854
                                                                         --------------   --------------

                                                                         $   41,255,291   $   47,659,746
                                                                         ==============   ==============
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders .................................   $    3,196,224   $    6,972,892
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding ...............................       38,059,067       40,686,854
                                                                         --------------   --------------

                                                                         $   41,255,291   $   47,659,746
                                                                         ==============   ==============


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                      ---------------------------   ---------------------------
                                          2001           2000           2001           2000
Royalty income ....................   $ 13,971,820   $ 19,747,200   $ 78,047,734   $ 43,432,740
Interest income ...................         13,600         60,985        145,292        102,587
                                      ------------   ------------   ------------   ------------
                                        13,985,420     19,808,185     78,193,026     43,535,327

General and administrative
expenditures ......................        270,489        156,718        964,837        802,537
                                      ------------   ------------   ------------   ------------

Distributable income ..............   $ 13,714,931   $ 19,651,467   $ 77,228,189   $ 42,732,790
                                      ============   ============   ============   ============

Distributable income per Unit
(46,608,796 Units) ................   $    .294255   $    .421626   $   1.656945   $    .916840
                                      ============   ============   ============   ============

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                           ----------------------------    ----------------------------
                                               2001            2000            2001            2000
Trust corpus, beginning of period ......   $ 38,730,055    $ 43,008,647    $ 40,686,854    $ 45,186,199
Amortization of net overriding
royalty interest .......................       (670,988)     (1,349,513)     (2,627,787)     (3,527,065)
Distributable income ...................     13,714,931      19,651,467      77,228,189      42,732,790
Distributions declared .................    (13,714,931)    (19,651,467)    (77,228,189)    (42,732,790)
                                           ------------    ------------    ------------    ------------

Total corpus, end of period ............   $ 38,059,067    $ 41,659,134    $ 38,059,067    $ 41,659,134
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

         The Trust began receiving royalty income from coal seam gas wells beginning in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to

         January 1, 1993 (including certain wells recompleted in coal seam formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 2000, this tax credit was $1.06 per MMBtu. The Trust also receives production from wells producing from a tight sands formation. These wells must have been drilled after November 5, 1990, or must have been committed or dedicated to interstate commerce (as defined in Section 2(18) of the Natural Gas Policy Act as in effect November 5, 1990) as of April 20, 1977. This credit is not adjusted for inflation, so the credit remains fixed at .517241 per MMBtu. To benefit from the credit, each Unit holder must determine from the tax information they receive from the Trust, their pro rata share of qualifying production of the Trust, based upon the number of Units owned during each month of the year, and the amount of available credit per MMBtu for the year, and then apply the tax credit against their own income tax liability, but such credit may not reduce their regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below their alternative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase their credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

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

5.       SETTLEMENT OF CLAIMS RELATING TO GAS IMBALANCE

         In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trust is in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. Such volume adjustments will be monitored by the Trust's consultants.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:

The Trust received royalty income of $13,971,820 and interest income of $13,600 during the third quarter of 2001. After deducting administrative expenses of $270,489, distributable income for the quarter was $13,714,931 ($.294257 per Unit). In the third quarter of 2000, royalty income was $19,747,200, interest income was $60,985, administrative expenses were $156,718 and distributable income was $19,651,467 ($.421626 per Unit). The tax credit relating to production from coal seam and tight sand wells totaled approximately $.03 per Unit for the third quarter of 2001 and $.05 per Unit for the third quarter of 2000. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 2000. Based on 46,608,796 Units outstanding, the per Unit distributions during the third quarter of 2001 were as follows:

July .........................   $.116291
August .......................    .109390
September ....................    .068576
                                 --------

Quarter Total ................   $.294257
                                 ========

The royalty income distributed in the third quarter of 2001 was lower than that distributed in the third quarter of 2000, primarily due to a decrease in the average gas price from $3.39 per Mcf for the third quarter of 2000 to $3.02 per Mcf for the third quarter of 2001. Interest earnings for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000, were lower, primarily due to a decrease in funds available for investment and delay in the receipt of interest earnings. Administrative expenses were higher, primarily as a result of differences in timing of the receipt and payment of these expenses.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the third quarter of 2001 were reported by BROG as $8,068,949. BROG advised the Trust that capital expenditures for 2001 are projected to be $30,200,000. Capital expenditures were $4,994,236 for the third quarter of 2000. Approximately $25,600,000 in capital expenditures were used in calculating the Royalty for the year 2000. BROG informed the Trust that its goal in increasing capital expenditures for 2001 and 2000 was to offset the natural decline in production from the Underlying Properties. BROG has reported favorable results in this effort in that natural gas production for the nine months ended September 2001 averaged approximately 120 MMcf per day, as compared to average production of approximately 115 MMcf per day for calendar 2000 and approximately 113 MMcf per day for calendar 1999.

BROG has informed the Trust that lease operating expenses and property taxes were $3,666,991 and $284,063, respectively, for the third quarter of 2001, as compared to $3,068,852 and $84,317, respectively, for the third quarter of 2000.

BROG has informed the Trustee that during the third quarter of 2001, nine gross (1.53 net) miscellaneous capital projects, 24 gross (8.32 net) conventional new wells, 17 gross (4.01 net) payadds, five gross (3.65 net) recompletions and three gross (2.34 net) restimulations were completed on the Underlying Properties. Seven gross (.74 net) miscellaneous capital projects, 113 gross (38.37 net) conventional new wells, 12 gross (7.89 net) payadds, 47 gross (25.64 net) recompletions and eight gross (.68 net) restimulations were in progress at September 30, 2001. There was one gross (.35 net) coal seam recompletion completed during the third quarter of 2001. Four (.94 net) coal seam miscellaneous capital projects, six gross (.21 net) new coal seam wells, and 16 gross (.60 net) coal seam recompletions were in progress at September 30, 2001. By comparison, twelve gross (8.36 net) conventional wells and one gross (0.003 net) conventional recompletion were completed on the Underlying Properties during the third quarter of 2000. There were 103 gross (26.24 net) conventional wells and 32 gross (5.43 net) conventional recompletions in progress at September 30, 2000. Four gross (2.84 net) coal seam wells and six gross (0.04 net) coal seam recavitations were completed in the third quarter of 2000. Fourteen gross (4.70 net) coal seam wells, eight gross (0.04 net) coal seam recavitations and ten gross (1.57 net) coal seam recompletions were in progress at September 30, 2000.

Royalty income for the quarter ended September 30, 2001 is associated with actual gas and oil production during May 2001 through July 2001 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended September 30, 2001 and 2000 were as follows:

                                                                                            2001           2000
Gas:
   Total sales (Mcf) ................................................................     11,092,019     11,190,629
   Mcf per day ......................................................................        120,565        121,637
   Average price (per Mcf) ..........................................................   $       3.02   $       3.39

Oil:
   Total sales (Bbls) ...............................................................         21,756         27,858
   Bbls per day .....................................................................            236            303
   Average price (per Bbl) ..........................................................   $      23.72   $      25.58

Gas and oil sales attributable to the Royalty for the quarters ended September
30, 2001 and 2000 were as follows:

Gas sales (Mcf) .....................................................................      4,995,406      6,397,659
Oil sales (Bbls) ....................................................................          9,975         15,909

Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate production volumes from the Underlying Properties may not provide a meaningful comparison to volumes attributable to the Royalty.

During the third quarter of 2001, gas prices were lower than the prices reported during the third quarter of 2000. The price per barrel of oil during the third quarter of 2001 was $1.86 per barrel lower than that received for the third quarter of 2000 due to decreases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

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

In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement, BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trust is in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. Such volume adjustments will be monitored by the Trust's consultants.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:

For the nine months ended September 30, 2001, distributable income was $77,228,189 ($1.656946 per Unit) which was greater than the $42,732,790
($.916840 per Unit) of income distributed during the same period in 2000. The increase in distributable income resulted primarily from higher gas and oil prices during the first half of 2001. The royalty income amount of $43,432,740 for the nine months ended September 30, 2000, included $3,490,000 paid to the Trust as partial settlement of its claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Interest income for the nine months ended September 30, 2001 was $145,292 compared to $102,587 during the first nine months of 2000. This increase is due to the timing of receipt of interest income. General and administrative expenses were $990,246 compared to $802,537 during the 2000 period primarily due to differences in timing of the receipt and payment of these expenses.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2001 amounted to $21,471,867. Capital expenditures were $14,356,455 for the first nine months of 2000. Lease operating expenses and property taxes totaled $11,207,821 for the first nine months of 2001 compared to $11,289,538 for the first nine months of 2000.

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

BROG advised the Trustee that during the nine months ended September 30, 2001, 61 gross (23.68 net) conventional wells were completed on the Underlying Properties, and 16 gross (8.49 net) conventional wells were recompleted. Nine gross (1.53 net) miscellaneous capital projects, three gross (2.34 net) restimulations, and 52 gross (6.23 net) conventional payadds were completed. Four gross (0.27 net) coal seam wells were completed during the first nine months of 2001. During the nine months ended September 30, 2001, two gross (.76 net) coal seam recompletions, and one gross (.88 net) coal seam payadd were completed. Six gross (.04 net) coal seam wells were recavitated during the first nine months of 2001. During the nine months ended September 30, 2000, 26 gross (14.34 net) conventional wells were completed on the Underlying Properties, and nine gross (3.693 net) conventional wells were recompleted. Four gross (2.84 net) coal seam wells were completed. Twenty-five gross (0.15 net) coal seam wells were recavitated and two gross (0.08 net) coal seam wells were recompleted during the first nine months of 2000.

Royalty income for the nine months ended September 30, 2001 is associated with actual gas and oil production during November 2000 through July 2001 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2001 and 2000 were as follows:

                                          2001           2000
Gas:
   Total sales (Mcf) ..............  $32,711,954       31,933,285
   Mcf per day ....................      119,824          116,545
   Average price (per Mcf) ........  $      4.58     $       2.75

Oil:
   Total Sales (Bbls) .............       71,395           72,925
   Bbls per day ...................          262              266
   Average price (per Bbl) ........  $     25.13     $      23.62

Gas and oil sales attributable to the Royalty for the nine months ended September 30, 2001 and 2000 were as follows:

                                          2001           2000
Gas sales (Mcf) ...................    17,788,133      15,708,443
Oil sales (Bbls) ..................        39,264          36,486

During the first nine months of 2001, gas and oil prices were higher than during the first nine months of 2000. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

CALCULATION OF ROYALTY INCOME:

Royalty income received by the Trust for the three months and nine months ended September 30, 2001 and 2000, respectively, was computed as shown in the following table:

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                ----------------------------    ----------------------------
                                                    2001            2000            2001            2000
Gross proceeds of sales from the
Underlying Properties:
Gas proceeds ................................   $ 33,509,718    $ 37,930,505    $149,896,232    $ 85,686,811
Oil proceeds ................................        516,124         712,463       1,794,169       1,721,467
                                                ------------    ------------    ------------    ------------

Total .......................................     34,025,842      38,642,968     151,690,401      87,408,278
                                                ------------    ------------    ------------    ------------

Less production costs:
Severance tax - Gas .........................      3,327,808       4,080,262      14,739,169       8,540,899
Severance tax - Oil .........................         43,939          78,150         162,751         168,572
Severance tax - Other .......................             --              --             148              --
Lease operating expense and property
tax(a) ......................................      3,951,053       3,153,169      11,207,821      11,289,538
Capital expenditures(a) .....................      8,068,949       4,994,236      21,471,867      14,356,455
Other .......................................          5,000           7,551          45,000         129,161
                                                ------------    ------------    ------------    ------------

Total .......................................     15,396,749      12,313,368      47,626,756      34,484,625
                                                ------------    ------------    ------------    ------------

Net profits .................................     18,629,093      26,329,600     104,063,645      52,923,653
Net overriding royalty interest .............             75%             75%             75%             75%
                                                ------------    ------------    ------------    ------------

Subtotal ....................................     13,971,820      19,747,200      78,047,734      39,692,740
Other (b) ...................................             --              --              --       3,740,000
                                                ------------    ------------    ------------    ------------

Royalty income ..............................   $ 13,971,820    $ 19,747,200    $ 78,047,734    $ 43,432,740
                                                ============    ============    ============    ============


(a) Includes charges received from BROG during the nine months ended September 30, 2000 for capital expenditures ($652,000) and lease operating costs ($1,690,000) relating to non-operated properties not previously charged to the Trust (see Note 4 to the financial statements).

(b) Represents additional revenues of $3,490,000 received in the second quarter of 2000 as settlement of a gas imbalance and a $250,000 offset to lease operating expense in the first quarter of 2000 in connection with the settlement of litigation (see Part II - Item 1, "Legal Proceedings.").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended September 30, 2001. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Trust is not a party to any litigation. However, the Trust is aware that BROG is involved in litigation from time to time that could affect the royalty income received by the Trust.

On September 4, 1996, the Trustee announced the settlement of a lawsuit (the "Litigation") filed by the Trustee against BROG and Southland Royalty Company. Under the terms of the Settlement Agreement, BROG agreed (i) to pay $19,750,000 in cash plus interest earnings thereon from September 5, 1996, in settlement of underpayment of royalty claims of the Trust; and (ii) commencing in 1997, to credit the Trust with $250,000 per year for five years as an offset against lease operating expenses chargeable to the Trust for purposes of the calculation of net proceeds payable to the Trust. The Trustee expects that the credit for 2001, the fifth and final payment from BROG under the Settlement Agreement, will be made in December of 2001. BROG also agreed to make certain adjustments that represent cost reductions favorable to the Trust in the ongoing charges for coal seam gas gathering and treating on BROG's Val Verde system. Additionally, the Trustee and BROG established a formal protocol intended to provide the Trustee and its representatives improved access to BROG's books and records applicable to the Underlying Properties. Agreement was also reached regarding marketing arrangements for the sale of Trust gas, oil and natural gas liquids products going forward as more particularly described in "Pricing Information" under Item
2. "Properties" of the Trust's report on Form 10-K, filed on March 30, 2001.

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

An administrative claim was initiated on March 17, 1997, by the MMS against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto (the "1997 MMS Claim"). The claim alleges that additional royalties are due on production from federal and Indian leases in the State of New Mexico on properties that are burdened by the Royalty. BROG has informed the Trust that it has reached an agreement in principle to settle the 1997 MMS claim for $4,078,017.15, of which $2,853,974.15 is allocated to the production from the Indian lease and of which $1,224,043.00 is allocated to the production from the federal lease. If this claim is settled on that basis, royalty income received by the Trust will be reduced by $3,058,512.80. The Trust's legal advisors and joint interest auditors will review the proposed reduction in royalty income.

A separate administrative claim was initiated on June 10, 1998, by the MMS against BROG related to production from lands on the Jicarilla Apache Indian Reservation (the "1998 MMS Claim"). The claim alleges that additional royalties are due based upon the "major portion" valuation clause contained in the Jicarilla leases. This clause contemplated royalty value to be calculated on "the highest price paid or offered at the time of production for the major portion of oil of the same gravity, and gas, and/or natural gasoline, and/or all other hydrocarbon substances produced and sold from the field where the leased lands are situated." BROG indicates that producers do not have access to prices received by other producers in a field, so a "major portion" calculation must be done by the MMS. BROG filed its statement of reasons in June 1999, thereby contesting whether the royalties are payable as claimed. The 1998 MMS Claim is in the appeal process. If the 1998 MMS Claim is successful, royalty income received by the Trust could decrease. However, BROG has informed the Trust that in connection with the agreement in principle for settlement of the 1997 MMS Claim, documentation is being drafted to provide for a dollar-for-dollar credit on the gross proceeds from gas production ($1,184,600) against any potential liability on the 1998 MMS Claim in an amount equal to the amount paid in settlement of the 1997 MMS Claim.

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

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


Date: November 14, 2001

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