Form 10-Q
period 2002-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2002-05-14
CIK 319655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


                  For the Quarterly Period Ended March 31, 2002


                           Commission File No. 1-8032


                          SAN JUAN BASIN ROYALTY TRUST

                 Texas                                       75-6279898
      (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                     Identification No.)


                        Bank One, N.A., Trust Department
                                 P. O. Box 2604
                             Fort Worth, Texas 76113
                    (Address of principal executive offices)
                                   (Zip Code)

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

Number of Units of beneficial interest outstanding at May 14, 2002:  46,608,796

                          SAN JUAN BASIN ROYALTY TRUST

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

The condensed financial statements included herein have been prepared by Bank One, N.A. as Trustee for the San Juan Basin Royalty Trust (the "Trust"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 2002, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2002 and 2001 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                                                MARCH 31,       DECEMBER 31,
ASSETS                                                            2002               2001
                                                               (UNAUDITED)

Cash and short-term investments ............................  $   3,118,543     $     191,620
Net overriding royalty interest in producing
   oil and gas properties (net of accumulated
   amortization of $95,796,483 and $95,415,779
   at March 31, 2002 and December 31, 2001, respectively)        37,479,045        37,859,749
                                                              -------------     -------------

                                                              $  40,597,588     $  38,051,369
                                                              =============     =============
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders .......................  $   3,003,685     $         -0-
Cash reserves ..............................................        114,858           191,620
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding .....................     37,479,045        37,859,749
                                                              -------------     -------------

                                                              $  40,597,588     $  38,051,369
                                                              =============     =============



CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           -----------------------------
                                                               2002             2001

Royalty income .......................................     $  3,925,355     $ 37,489,972
Interest income ......................................              746           59,067
Decrease in cash reserves ............................           76,761               --
                                                           ------------     ------------
                                                              4,002,862       37,549,039

General and administrative expenditures ..............          475,850          286,524
                                                           ------------     ------------

Distributable income .................................     $  3,527,012     $ 37,262,515
                                                           ============     ============

Distributable income per Unit (46,608,796 Units) .....     $    .075673     $    .799474
                                                           ============     ============

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ------------------------------
                                                         2002              2001
Trust corpus, beginning of period                   $ 37,859,749      $ 40,686,854
Amortization of net overriding royalty interest         (380,704)       (1,167,692)
Distributable income                                   3,527,012        37,262,515
Distributions declared                                (3,527,012)      (37,262,515)
                                                    ------------      ------------

Total corpus, end of period                         $ 37,479,045      $ 39,519,162
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

         The Trust began receiving royalty income from coal seam gas wells beginning in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to

         January 1, 1993 (including certain wells recompleted in coal seam formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 2001, this tax credit was approximately $1.08 per MMBtu. The Trust also receives production from wells producing from a tight sands formation. These wells must have been drilled after November 5, 1990, or must have been committed or dedicated to interstate commerce (as defined in Section 2(18) of the Natural Gas Policy Act as in effect November 5, 1990) as of April 20, 1977. This credit is not adjusted for inflation, so the credit remains fixed at .517241 per MMBtu. To benefit from the credit, each Unit holder must determine from the tax information they receive from the Trust, their pro rata share of qualifying production of the Trust, based upon the number of Units owned during each month of the year, and the amount of available credit per MMBtu for the year, and then apply the tax credit against their own income tax liability, but such credit may not reduce their regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below their alternative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase their credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

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

5.       COMMITMENTS AND CONTINGENCIES

         At December 31, 2001, BROG had incurred excess production costs of $2,259,628 on the underlying properties due primarily to high capital costs. The Trust conveyance provides for the deduction of excess production costs in determining royalty income until such costs are fully recovered and allows for interest to be charged on excess production costs at the prime rate. Interest in the amount of $10,545 was added to such excess production costs. Of the total, $1,702,630 is attributable to the Trust and has been deducted in determining royalty income for the three months ended March 31, 2002.

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION.

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and
Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward-looking statements generally are accompanied by words such as "may," "will," "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe," "plan," "intend," or other words that convey the uncertainty of future events or outcomes. Such statements reflect BROG's current view with respect to future events; are based on our assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and BROG and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001:

The Trust received royalty income of $3,925,355 and interest income of $746 during the first quarter of 2002. In addition, cash reserves decreased $76,761. After deducting administrative expenses of $475,850, distributable income for the quarter was $3,527,012 ($.075673 per Unit). In the first quarter of 2001, royalty income was $37,489,972, interest income was $59,067, administrative expenses were $286,524 and distributable income was $37,262,515 ($.799474 per Unit). The tax credit relating to production from coal seam and tight sand wells totaled approximately $.01 per Unit for the first quarter of 2002 and $.04 per Unit for the first quarter of 2001. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 2001. Based on 46,608,796 Units outstanding, the per Unit distributions during the first quarter of 2002 were as follows:


January ......................     $    .000000
February .....................          .011228
March ........................          .064445
                                   ------------

Quarter Total ................     $    .075673
                                   ============

The royalty income distributed in the first quarter of 2002 was lower than that distributed in the first quarter of 2001, primarily due to a decrease in the average gas price from $5.81 per Mcf for the first quarter of 2001 to $2.20 per Mcf for the first quarter of 2002. Interest earnings for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, were lower, primarily due to lower interest rates and a decrease in funds available for investment. Administrative expenses were higher primarily as a result of differences in timing in the receipt and payment of these expenses but also as a result of expenses incurred in an arbitration proceeding involving BROG and the Trust undertaken to resolve certain gas marketing issues.

The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the first quarter of 2002 were reported by BROG as approximately $11.3 million. BROG has advised the Trust that it has reduced its projections for capital expenditures for the Underlying Properties for 2002 from an estimated $17.1 million to an estimated $12.4 million. Capital expenditures were approximately $6.3 million for the first quarter of 2001. Approximately $33.0 million in capital expenditures were used in calculating the Royalty for the year 2001. However, BROG's capital expenditure budget for the Underlying Properties in 2001 was $38.8 million.

Because projects included within the significantly higher 2001 capital budget have extended into 2002, and because of delays in the ordinary course of business in the payment of expenses relative to the 2001 budget, distributions during the first quarter of 2002 have been negatively impacted by the size of the capital budget for 2001. In February 2002, BROG informed the Trust that for 2002 it anticipates drilling 43 new wells to be operated by BROG and 26 new wells to be operated by third parties. Of the new BROG operated wells, 36 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining seven are projected as coal seam wells completed in the Fruitland Coal formation. BROG projects approximately $9.6 million to be spent on the new wells, and $2.8 million to be expended in working over existing wells and in the maintenance and improvement of production facilities.

BROG previously informed the Trust that increases in its capital program, particularly in 2000 and 2001, were designed to offset the natural decline in production from the Underlying Properties. BROG has reported favorable results in this effort in that natural gas production for calendar 2001 averaged approximately 121 MMcf per day, as compared to average production of approximately 116 MMcf per day for calendar 2000 and 113 MMcf per day for calendar 1999. BROG has reported that natural gas production for the first quarter of 2002 averaged approximately 124 MMcf per day.

BROG indicates its budget for 2002 reflects continued, significant developments in which the Trust's net overriding royalty interest is relatively high, as well as a sustained focus in conventional formations, including infill drilling to the Mesaverde and Dakota formations, development of the Fruitland Coal formation and multiple formation completions.

BROG has informed the Trust that lease operating expenses and property taxes were $4,136,247 and $75,567 respectively, for the first quarter of 2002, as compared to $3,278,436 and $83,940, respectively, for the first quarter of 2001.

BROG has also informed the Trustee that 43 gross (15.01 net) conventional wells, 18 gross (8.26 net) conventional recompletions, two gross (1.74 net) miscellaneous capital projects, nine gross (1.81 net) coal seam wells, three gross (0.90 net) miscellaneous coal seam capital projects, one gross (0.02 net) coal seam recavitation, and four gross (0.14 net) coal seam recompletions were completed as of March 31, 2002.

During the first quarter of 2002, 64 gross (13.23 net) conventional wells, 25 gross (7.32 net) conventional recompletions, five gross (0.51 net) miscellaneous capital projects, 10 gross (0.50 net) restimulations and five gross (2.73 net) payadds were in progress. Seven gross (4.07 net) coal seam wells, nine gross (5.18 net) coal seam recompletions, one gross (0.04 net) miscellaneous coal seam capital project, and one gross (0.007 net) coal seam restimulation were in progress as of March 31, 2002. "Gross" acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG's interest therein is referred to as the "net" acres or wells.

Royalty income for the quarter ended March 31, 2002 is associated with actual gas and oil production during November 2001 through January 2002 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended March 31, 2002 and 2001 were as follows:



                                                  2002             2001
Gas:
   Total sales (Mcf) ...................       11,470,975       11,264,710
   Mcf per day .........................          124,685          122,443
   Average price (per Mcf) .............     $       2.20     $       5.81

Oil:
   Total sales (Bbls) ..................           23,454           24,809
   Bbls per day ........................              255              270
   Average price (per Bbl) .............     $      15.78     $      26.90

Gas and oil sales attributable to the Royalty for the quarters ended March 31, 2002 and 2001 were as follows:

Gas sales (Mcf) ........................        1,925,143        6,917,945
Oil sales (Bbls) .......................            4,324           15,086

Sales volume attributable to the Royalty are determined by dividing the net profits received by the Trust and attributable to oil and gas, respectively, by the prices received for sales volumes from the Underlying Properties, taking into consideration production taxes attributable to the Underlying Properties. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependent on such factors as price and cost, including capital expenditures, the aggregate production volumes from the Underlying Properties may not provide a meaningful comparison to volumes attributable to the Royalty.

During the first quarter of 2002, average gas prices were less than half the average prices reported during the first quarter of 2001. The average price per barrel of oil during the first quarter of 2002 was $11.12 per barrel lower than that received for the first quarter of 2001 due to decreases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

Prior to April 1, 2002, all volumes of gas which were subject to the Royalty (the "Trust gas") were sold under a contract dated November 10, 1999 between BROG and Duke Energy and Marketing L.L.C. That contract, as amended, provided for the delivery of Trust gas at various delivery points over a period commencing January 1, 2000, and ending March 31, 2002, and provided for the sale of Trust gas at prices which fluctuated in accordance with published indices for gas sold in the San Juan Basin of New Mexico. On March 13, 2002, BROG entered into two contracts for the sale of all Trust gas after April 1, 2002. The new contracts provide for the sale of all Trust gas in two packages to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively. These contracts provide for the delivery of Trust gas at various delivery points over a period commencing April 1, 2002, and ending March 31, 2004, and provide for the sale of Trust gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Unit holders are referred to Note 6 of the Notes to Financial Statements in the Trust's 2001 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

CALCULATION OF ROYALTY INCOME:

Royalty income received by the Trust for the three months ended March 31, 2002 and 2001, respectively, was computed as shown in the following table:


                                                                         2002             2001

Gross proceeds of sales from the Underlying Properties:
Gas proceeds ....................................................     $25,216,887      $65,449,109
Oil proceeds ....................................................         370,150          667,340
                                                                      -----------      -----------

Total ...........................................................      25,587,037       66,116,449
                                                                      -----------      -----------

Less production costs:
Severance tax - Gas .............................................       2,499,137        6,379,436
Severance tax - Oil .............................................          35,954           63,969
Lease operating expense and property tax ........................       4,211,814        3,362,376
Other ...........................................................          10,000               --
Capital expenditures ............................................      11,326,153        6,324,039
                                                                      -----------      -----------

Total ...........................................................      18,083,058       16,129,820
                                                                      -----------      -----------

Less excess production and interest from prior year .............       2,270,173               --
                                                                      -----------      -----------

Net profits .....................................................       5,233,806       49,986,629
Net overriding royalty interest .................................              75%              75%
                                                                      -----------      -----------

Royalty income ..................................................     $ 3,925,355      $37,489,972
                                                                      ===========      ===========


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended March 31, 2002. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

                                    PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

SETTLEMENTS

         An administrative claim was initiated on March 17, 1997 by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleged that additional royalties were due on production from federal and Indian leases in the State of New Mexico on properties burdened by the Trust. On December 3, 2001, BROG settled this claim by paying the Jicarilla Apache Nation the sum of $2,853,974 and the MMS the sum of $1,224,043. MMS also retained certain overpayments by BROG in the amount of $1,127,623 as part of the settlement. Certain properties included in this settlement are burdened by the Trust. BROG proposes to offset the entire $2,853,974 Jicarilla component of the settlement against amounts otherwise distributed in payment of the Royalty, but has not yet informed the Trust of its proposal as to what portion, if any, of the $1,224,043 paid to the MMS might be allocable to the Royalty. BROG has indicated that it does not appear that any of the $1,127,623 in overpayments retained by the MMS is attributable to the Trust.

         In another proceeding involving BROG and the Jicarilla Apache Nation, the MMS entered an Order to Perform on June 10, 1998, stating that, in valuing production for royalty purposes, BROG must perform, among other things, a "dual accounting" calculation (i.e., compute royalties on the greater of the value of gas prior to processing or the combined value of processed residue gas and plant products plus the value of any condensate recovered downstream without processing). In December 2000, BROG and the Jicarilla Apache Nation entered into a settlement resolving the issues associated with the dual accounting calculation. Under the settlement, BROG will pay $3,260,366 to the Jicarilla Apache Nation. BROG has proposed to allocate $1,978,182 of the settlement payment to the Royalty.

         BROG has indicated it will provide information identifying the Underlying Properties affected by these settlements, as well as the Trust's share of these settlements. BROG has proposed to deduct the lesser of $1,000,000 or 50% of the monthly net profits distribution from upcoming net profits distributions to the Trust commencing May 2002 until an aggregate of $3,624,117 has been deducted. The Trust's legal and joint interest auditing consultants will review the information to be provided and advise the Trust as to the appropriateness of such deductions.

         In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement, BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trust is in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. BROG indicates that the volume adjustment commenced in August 2000. The Trust's consultants continue to monitor those adjustments.

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

         1.       MMS Proceedings.

                  Blanco Pool. This appeal arises from a MMS Demand Letter dated October 20, 1995, and bears MMS Appeal Docket No. MMS-95-0740. The demand letter challenges the "valuation benchmark" utilized by BROG for gas sold by BROG from the "Blanco Pool" during the audit period of January 1, 1989 through December 31, 1991. BROG paid royalties on sales to its marketing affiliate based on "gross proceeds" received by BROG from its affiliate. The demand letter states that BROG paid incorrectly under MMS regulations. The MMS methodology in calculating the amounts demanded does not attempt to trace resale proceeds. Instead, the auditors use published index prices at pipeline interconnect points in the San Juan Basin as a proxy for actual comparable sales, and net out certain actual costs to move the gas to those index points. While BROG had deducted prevailing field transportation rates in computing its monthly prices in the San Juan Basin, the auditors limited the deduction to the actual rate paid to El Paso Natural Gas under a "backhaul" agreement. The demand letter directs BROG to pay additional royalties of $518,304, to recalculate royalties in accordance with the MMS' interpretation of the regulations and to pay the difference between total royalty due and royalty paid.

                  Affiliate Proceeds Demand - Conventional Gas. This appeal arises from a MMS demand letter dated June 9, 1997, and bears MMS Appeal Docket No. MMS-97-0168. The demand letter is a blanket demand relating to all of BROG's non-coalbed methane gas production nationwide for the audit period of January 1, 1989 through December 31, 1994. The demand letter is based primarily on the MMS theory that royalties are to be based on BROG's marketing affiliate gross proceeds rather than BROG's gross proceeds (e.g. the affiliate resale proceeds issue). The demand letter directs BROG to recalculate its royalties on these sales using a netback calculation of the proceeds of the affiliate, and pay the difference between total royalties due under such calculation and the royalties actually paid by BROG. This demand letter is in furtherance of the demand letter described in the prior paragraph.

                  Coalbed Methane. This appeal arises from a MMS demand letter dated October 28, 1996, and bears MMS Appeal Docket No. MMS-96-0437. The demand letter relates to BROG's coalbed methane production from the Northeast Blanco Unit for the audit period of May 1, 1990 through December 31, 1993, and from the San Juan 30-6 Unit for the audit period of January 1, 1989 through December 31, 1991. Like the Blanco Pool demand letter, the demand letter does not attempt to trace resale proceeds. The issues are whether MMS should bear its share of CO(2) extraction costs and, if so, whether the costs should be based on market rates or actual costs of the system, and whether MMS' share of transportation costs (which MMS does not dispute it must bear) should be based on market rates or actual costs of the system. BROG is directed to pay additional royalties of $3,600,584 for underpayment of royalty for gas produced from the units mentioned above, to recalculate royalties for gas produced from other federal leases in accordance with MMS' interpretation of the regulations and to pay the difference between total royalty due and royalty paid.

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

         2.       Jicarilla Indian Tribe Proceedings.

                  This appeal arises from an MMS Order to Perform dated June 10, 1998. The Order to Perform states that, in valuing production for royalty purposes, BROG must, among other things, perform a major portion analysis (i.e., calculate value on the highest price paid or offered for a major portion of the gas produced from the field where the leased lands are situated). BROG believes that producers do not have access to prices received by other producers in a field, so a major portion calculation must be done by MMS.

LITIGATION

         1.       Grynberg Litigation.

                  In September 1998, BROG was advised by the United States Department of Justice under an order of confidentiality that a lawsuit styled United States of America ex rel Jack J. Grynberg v. Burlington Resources Oil & Gas, et al, Civil Action No. 97-CV-189 and 190, United States District Court for the District of Wyoming, had been filed under seal pursuant to the qui tam provisions of the civil federal False Claims Act, and that seventy-seven similar cases had been filed by the plaintiff against other companies. The complaint alleges that BROG engaged in the mismeasurement of volumes and wrongful analysis of heating content of natural gas and engaged in other activities, including the sale of natural gas to affiliated companies, which resulted in the underpayment of royalties to the United States. The government investigated the plaintiff's claims, and in May 1999 issued notice that the United States would not intervene in the case. The lawsuits have been unsealed by the court and the plaintiff has served the complaint on BROG. This claim was subsequently consolidated into a multi-district litigation proceeding as described in paragraph 2 below.

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

                  In October 2000, the federal Judicial Panel on Multidistrict Litigation ordered that the Wright and Osterhoudt lawsuits be transferred to the United State District Court for the District of Wyoming for inclusion with the Grynberg lawsuit described in paragraph 1 above in multidistrict litigation proceedings. A similar order was issued in December 2000 transferring the Perry lawsuit. These cases have been consolidated for pre-trial proceedings in the matter styled In re Natural Gas Royalties Qui Tam Litigation, MDL-1293, United States District Court for the District of Wyoming.

                  If successful, this litigation could result in a decrease in royalty income received by the Trust. At this time, no estimate can be made as to the amount of any potential loss in this litigation, or the portion of any such potential loss that would be allocated to the Trust's interest. Any proposed allocation of loss to the Trust will be reviewed by the Trust's consultants.

         3.       Quinque Litigation.

                  In September 1999, BROG was served with a class action petition styled Quinque Operating Burlington on behalf of Gas Producers v. Gas Pipelines, et al., Case No. 99 C 30, In the District Court of Stevens County, Kansas, naming certain of its current or former affiliates as defendants, along with hundreds of other gas production and gas pipeline companies. The petition alleges that the defendants engaged in the mismeasurement of volumes and wrongful analysis of heating content of natural gas and engaged in other activities which resulted in the underpayment of revenue owed to working interest owners, royalty interest owners, overriding royalty interest owners and state taxing authorities. If successful, this litigation could result in a decrease in royalty income received by the Trust. At this time, no estimate can be made as to the amount of any loss in this litigation, or the portion of any such potential loss that would be allocated to the Trust. Any proposed allocation of loss to the Trust will be reviewed by the Trust's consultants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  (4)(a) San Juan Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The Fort Worth National Bank (now Bank One, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

                  (4)(b) Net Overriding Royalty Conveyance from Southland Royalty Company (now Burlington Resources Oil & Gas Company
                  LP) to The Fort Worth National Bank (now Bank One, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BANK ONE, N.A., AS TRUSTEE FOR
                                       THE SAN JUAN BASIN ROYALTY TRUST



                                       By   /s/ LEE ANN ANDERSON
                                            ------------------------------------
                                                Lee Ann Anderson
                                                Vice President


Date: May 14, 2002

               (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS



          EXHIBIT
          NUMBER                               DESCRIPTION
          ------                               -----------
          (4)(a)        San Juan Basin Royalty Trust Indenture dated November 3,
                        1980, between Southland Royalty Company (now Burlington
                        Resources Oil & Gas Company LP) and The Fort Worth
                        National Bank (now Bank One, N.A.), as Trustee,
                        heretofore filed as Exhibit (4)(a) to the Trust's Annual
                        Report on Form 10-K to the Securities and Exchange
                        Commission for the fiscal year ended December 31, 1980
                        is incorporated herein by reference.*

          (4)(b)        Net Overriding Royalty Conveyance from Southland Royalty
                        Company (now Burlington Resources Oil & Gas Company LP) to The Fort Worth National Bank (now Bank One, N.A.), as
                        Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual
                        Report on Form 10-K to the Securities and Exchange
                        Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*


* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank One, N.A., P.O. 2604, Fort Worth, Texas 76113.