Form 10-Q
period 2002-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2002-08-14
CIK 319655

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Number of Units of beneficial interest outstanding at August 14, 2002:
46,608,796

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SAN JUAN BASIN ROYALTY TRUST

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the independent accountants for the San Juan Basin Royalty Trust (the "Trust"), at the request of Bank One, N.A., the Trustee of the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 2002, and the distributable income and changes in trust corpus for the three-month periods and six-month periods ended June 30, 2002 and 2001 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                          SAN JUAN BASIN ROYALTY TRUST

          CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash and short-term investments.............................  $ 4,066,375   $   191,620
Net overriding royalty interest in producing oil and gas
  properties (net of accumulated amortization of $95,796,483 and $95,415,779 at June 30, 2002 and December 31, 2001,
  respectively).............................................   36,354,315    37,859,749
                                                              -----------   -----------
                                                              $40,420,690   $38,051,369
                                                              ===========   ===========

                              LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders........................  $ 3,951,517   $         0
Cash reserves...............................................      114,858       191,620
Trust corpus -- 46,608,796 Units of beneficial interest
  authorized and outstanding................................   36,354,315    37,859,749
                                                              -----------   -----------
                                                              $40,420,690   $38,051,369
                                                              ===========   ===========

                  CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                            ------------------------   -------------------------
                                               2002         2001          2002          2001
                                            ----------   -----------   -----------   -----------
Royalty income............................  $9,559,569   $26,585,943   $13,484,924   $64,075,915
Interest income...........................       2,104        72,624         2,851       131,692
Decrease in cash reserves.................          --            --        76,761            --
                                            ----------   -----------   -----------   -----------
                                             9,561,673    26,658,567    13,564,536    64,207,607
General and administrative expenditures...     546,871       407,824     1,022,721       694,349
                                            ----------   -----------   -----------   -----------
Distributable income......................  $9,014,802   $26,250,743   $12,541,815   $63,513,258
                                            ==========   ===========   ===========   ===========
Distributable income per Unit (46,608,796
  Units)..................................  $  .193414   $   .563215   $   .269087   $  1.362688
                                            ==========   ===========   ===========   ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                        --------------------------   ---------------------------
                                           2002           2001           2002           2001
                                        -----------   ------------   ------------   ------------
Trust corpus, beginning of period.....  $37,479,045   $ 39,519,162   $ 37,859,749   $ 40,686,854
Amortization of net overriding royalty
  interest............................   (1,124,730)      (789,107)    (1,505,434)    (1,956,799)
Distributable income..................    9,014,802     26,250,743     12,541,815     63,513,258
Distributions declared................   (9,014,802)   (26,250,743)   (12,541,815)   (63,513,258)
                                        -----------   ------------   ------------   ------------
Total corpus, end of period...........  $36,354,315   $ 38,730,055   $ 36,354,315   $ 38,730,055
                                        ===========   ============   ============   ============

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

     The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus. The basis of accounting used by the Trust is widely used by royalty trusts for financial reporting purposes.

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

     The Trust began receiving royalty income from coal seam gas wells beginning in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seam formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 2001, this tax credit was approximately $1.08 per MMBtu. The Trust also receives production from wells producing from a tight sands formation. These wells must have been drilled prior to January 1, 1993 and after November 5, 1990, or after December 31, 1979, if the related formation was committed or dedicated to interstate commerce (as defined in Section 2(18) of the Natural Gas Policy Act as in effect November 5,
1990) as of April 20, 1977. This credit is not adjusted for inflation, so the credit remains fixed at .517241 per MMBtu. To benefit from the credit, each Unit holder must determine from the tax information they receive from the Trust, their pro rata share of qualifying production of the Trust, based upon the number of Units

                          SAN JUAN BASIN ROYALTY TRUST
owned during each month of the year, and the amount of available credit per MMBtu for the year, and then apply the tax credit against their own income tax liability, but such credit may not reduce their regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below their alternative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase their credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

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

3.  CONTINGENCIES

     See Part II -- Item 1, "Legal Proceedings" concerning the status of litigation matters.

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

5.  COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, BROG had incurred excess production costs of $2,259,628 on the underlying properties due primarily to high capital costs. The Trust conveyance provides for the deduction of excess production costs in determining royalty income until such costs are fully recovered and allows for interest to be charged on excess production costs at the prime rate. Interest in the amount of $10,545 was added to such excess production costs. Of the total, $1,702,630 is attributable to the Trust and has been deducted in determining royalty income for the six months ended June 30, 2002.

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     The Trust received royalty income of $9,559,569 and interest income of $2,104 during the second quarter of 2002. After deducting administrative expenses of $546,871, distributable income for the quarter was $9,014,802 ($.193414 per Unit). In the second quarter of 2001, royalty income was $26,585,943, interest income was $72,624, administrative expenses were $407,824 and distributable income was $26,250,743 ($.563215 per Unit). The tax credit relating to production from coal seam and tight sand wells totaled approximately $.03 per Unit for the second quarter of 2002 and $.04 per Unit for the second quarter of 2001. For further information concerning this tax credit, Unit holders should refer to the Trust's Annual Report for 2001. Based on 46,608,796 Units outstanding, the per Unit distributions during the second quarter of 2002 were as follows:

April.......................................................  $.009885
May.........................................................   .098748
June........................................................   .084781
                                                              --------
Quarter Total...............................................  $.193414
                                                              ========

     The royalty income distributed in the second quarter of 2002 was lower than that distributed in the second quarter of 2001, primarily due to a decrease in the average gas price from $4.92 per Mcf for the second quarter of 2001 to $2.18 per Mcf for the second quarter of 2002. Interest earnings for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001, were lower, primarily due to lower interest rates and a decrease in funds available for investment. Administrative expenses were higher primarily as a result of differences in timing in the receipt and payment of these expenses.

     The capital costs attributable to the properties from which the Trust's 75% net overriding royalty (the "Royalty") was carved (the "Underlying Properties") for the second quarter of 2002 were reported by BROG as approximately $3.4 million. BROG's capital expenditure budget for the Underlying Properties for 2002 is an estimated $12.4 million. Capital expenditures were approximately $7.0 million for the second quarter of 2001. In 2001, approximately $33.0 million in capital expenditures were deducted in calculating the Royalty. In February 2002, BROG informed the Trust that for 2002 it anticipates drilling 43 new wells to be operated by BROG and 26 new wells to be operated by third parties. Of the new BROG operated wells, 36 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining seven are projected as coal seam wells completed in the Fruitland Coal formation. BROG projects approximately $9.6 million to be spent on the new wells, and $2.8 million to be expended in working over existing wells and in the maintenance and improvement of production facilities.

     BROG previously informed the Trust that increases in its capital program, particularly in 2000 and 2001, were designed to offset the natural decline in production from the Underlying Properties. BROG has achieved favorable results in this effort that resulted in natural gas production for calendar 2001 averaging approximately 121 MMcf per day, as compared to average production of approximately 116 MMcf per day and 113 MMcf per day for calendar 2000 and 1999, respectively. BROG has reported that natural gas production for the second quarter of 2002 averaged approximately 125 MMcf per day.

     BROG indicates its budget for 2002 reflects continued, significant developments in which the Trust's net overriding royalty interest is relatively high, as well as a sustained focus in conventional formations, including infill drilling to the Mesaverde and Dakota formations, development of the Fruitland Coal formation and multiple formation completions.

     In February 2002, BROG informed the Trust that the New Mexico Oil Conservation Division had approved plans for 80-acre infill drilling of the Dakota formation in the San Juan Basin. Eighty-acre spacing has been permitted in the Mesaverde formation since 1997. The Mesaverde formation was originally developed in the 1950's on 320-acre spacing, with infill drilling initiated in the early 1970's on 160-acre spacing. In 1994, BROG undertook an extensive study of the Mesaverde formation. Results indicated that downspaced drilling (infill drilling) on 80-acre spacing could significantly increase recoverable gas reserves in the reservoir. A pilot program began in 1997 and was expanded in 1998 to include two additional areas.

     BROG has informed the Trust that lease operating expenses and property taxes were $3,663,386 and $71,100 respectively, for the second quarter of 2002, as compared to $3,810,641 and $83,751, respectively, for the second quarter of 2001.

     As part of the September 4, 1996, settlement of the litigation filed by the Trustee on June 4, 1992, against BROG and Southland Royalty Company, the Trust was entitled to certain adjustments (the "Val Verde Credit") that represented cost reductions favorable to the Trust in the charges for coal seam gas gathered and treated on BROG's Val Verde system. The settlement provided that the Val Verde Credit was applicable until the later of July 1, 2002 or until BROG no longer owned the Val Verde facility. By correspondence dated July 15, 2002, BROG notified the Trustee of the sale of the Val Verde facility to TEPPCO Partners, L.P. effective July 1, 2002. Accordingly, effective July 1, 2002, the calculation of net proceeds for gas gathered and treated at the Val Verde facility will no longer include the Val Verde Credit. The total amount of the Val Verde Credit for the twelve months ended October 31, 2001, was estimated by the Trust's joint interest auditors as approximately $2,070,000. The loss of the Val Verde Credit will result in increased costs allocated to the Trust for coal seam gas gathered and treated on the Val Verde system and accordingly, will decrease the royalty income received by the Trust.

     BROG has also informed the Trustee that 12 gross (5.16 net) conventional wells, seven gross (1.93 net) conventional recompletions, three gross (2.29 net) coal seam wells, and five gross (1.97 net) coal seam recompletions were completed as of June 30, 2002. "Gross" acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG's interest therein is referred to as the "net" acres or wells.

     During the second quarter of 2002, 65 gross (19.41 net) conventional wells, four gross (0.22 net) conventional recompletions, six gross (2.98 net) coal seam wells, and six gross (3.22 net) coal seam recompletions were in progress as of June 30, 2002.

     In the second quarter of 2001, 11 gross (5.69 net) conventional wells, five gross (3.47 net) conventional recompletions, 35 gross (2.22 net) conventional payadds, four gross (.03 net) coal seam recavitations and one gross (.88 net) coal seam payadd were completed in the second quarter of 2001. A payadd is the completion of an additional productive interval in an existing completed zone in a well.

     Royalty income for the quarter ended June 30, 2002 is associated with actual gas and oil production during February 2002 through April 2002 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended June 30, 2002 and 2001 were as follows:

                                                                2002          2001
                                                             -----------   -----------
Gas:
  Total sales (Mcf)........................................   11,129,745    10,355,225
  Mcf per day..............................................      125,053       116,351
  Average price (per Mcf)..................................  $      2.18   $      4.92
Oil:
  Total sales (Bbls).......................................       28,204        24,830
  Bbls per day.............................................          317           279
  Average price (per Bbl)..................................  $     19.14   $     24.60

     Gas and oil sales attributable to the Royalty for the quarters ended June 30, 2002 and 2001 were as follows:

                                                                2002          2001
                                                             -----------   -----------
Gas sales (Mcf)............................................    5,252,787     5,874,782
Oil sales (Bbls)...........................................       13,935        14,203

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

     During the second quarter of 2002, average gas prices were less than half the average prices reported during the second quarter of 2001. The average price per barrel of oil during the second quarter of 2002 was $5.46 per barrel lower than during the second quarter of 2001 due to decreases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

     Prior to April 1, 2002, all volumes of gas which were subject to the Royalty (the "Trust gas") were sold under a contract dated November 10, 1999 between BROG and Duke Energy and Marketing L.L.C. This contract, as amended, provided for the delivery of Trust gas at various delivery points over a period commencing January 1, 2000, and ending March 31, 2002, and provided for the sale of Trust gas at prices which fluctuated in accordance with published indices for gas sold in the San Juan Basin of New Mexico. On March 13, 2002, BROG entered into two contracts for the sale of Trust gas beginning April 1, 2002. These contracts provide for (i) the sale of Trust gas in two packages to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of Trust gas at various delivery points over a period commencing April 1, 2002, and ending March 31, 2004, and (iii) the sale of Trust gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Unit holders are referred to Note 6 of the Notes to Financial Statements in the Trust's 2001 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

  SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     For the six months ended June 30, 2002, distributable income was $12,541,815 ($.269807 per Unit) which was less than the $63,513,258 ($1.362688 per Unit) of income distributed during the same period in 2001. The decrease in distributable income resulted primarily from lower gas and oil prices during the first half of 2002. Interest income for the six months ended June 30, 2002 was $2,851 compared to $131,692 during the first six months of 2001. This decrease is due to the timing of receipt of interest income, lower interest rates and less cash to be invested. General and administrative expenses were $1,022,721 compared to $694,349 during the 2001 period primarily due to differences in timing of the receipt and payment of these expenses, but also as a result of expenses incurred in an arbitration proceeding involving BROG and the Trust, undertaken to resolve certain gas marketing issues.

     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 2002 amounted to approximately $14.7 million. Capital expenditures were approximately $13.4 million for the first six months of 2001. Lease operating expenses and property taxes totaled $7,799,633 and $146,667, respectively, for the first six months of 2002 as compared to $7,089,077 and $167,691, respectively, for the first six months of 2001.

     BROG advised the Trustee that during the six months ended June 30, 2002, 55 gross (20.17 net) conventional wells were completed on the Underlying Properties, and 25 gross (10.19 net) conventional wells were recompleted. Two gross (1.74 net) miscellaneous capital projects, and 12 gross (4.1 net) coal seam wells were completed during the fist six months of 2002. During the six months ended June 30, 2001, 9 gross (2.11 net) coal seam recompletions and three gross (0.90 net) miscellaneous coal seam capital projects were completed. One gross (0.02 net) coal seam well was recavitated during the first six months of 2001.

     Royalty income for the six months ended June 30, 2002 is associated with actual gas and oil production during November 2001 through April 2002 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2002 and 2001 were as follows:

                                                                2002          2001
                                                             -----------   -----------
Gas:
  Total sales (Mcf)........................................   22,600,721    21,619,935
  Mcf per day..............................................      124,866       119,447
  Average price (per Mcf)..................................  $      2.19   $      5.38
Oil:
  Total Sales (Bbls).......................................       49,658        49,639
  Bbls per day.............................................          274           274
  Average price (per Bbl)..................................  $     18.33   $     25.75

     Gas and oil sales attributable to the Royalty for the six months ended June 30, 2002 and 2001 were as follows:

                                                                2002         2001
                                                              ---------   ----------
Gas sales (Mcf).............................................  7,177,930   12,792,727
Oil sales (Bbls)............................................     18,259       29,289

     During the first six months of 2002, gas and oil prices were lower than during the first six months of 2001. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

  CALCULATION OF ROYALTY INCOME

     Royalty income received by the Trust for the three months and six months ended June 30, 2002 and 2001, respectively, was computed as shown in the following table:

                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                          JUNE 30,                     JUNE 30,
                                  -------------------------   --------------------------
                                     2002          2001          2002           2001
                                  -----------   -----------   -----------   ------------
Gross proceeds of sales from the
  Underlying Properties:
Gas proceeds....................  $24,268,350   $50,937,406   $49,485,237    116,386,514
Oil proceeds....................      539,877       610,706       910,026      1,278,045
Other...........................   (2,666,666)           --    (2,666,666)            --
                                  -----------   -----------   -----------   ------------
Total...........................   22,141,561    51,548,112    47,728,597    117,664,559
                                  -----------   -----------   -----------   ------------
Less production costs:
Severance tax -- Gas............    2,251,404     5,031,925     4,750,541     11,411,509
Severance tax -- Oil............       37,575        54,843        73,529        118,664
Severance tax -- Other..........           --           148            --            148
Lease operating expense and
  property tax..................    3,734,486     3,894,392     7,946,300      7,256,768
Other...........................        5,000        40,000        15,000         40,000
Capital expenditures............    3,367,004     7,078,879    14,693,156     13,402,918
                                  -----------   -----------   -----------   ------------
Total...........................    9,395,469    16,100,187    27,478,526     32,230,007
                                  -----------   -----------   -----------   ------------
Less excess production and
  interest from prior year......           --            --     2,270,173             --
                                  -----------   -----------   -----------   ------------
Net profits.....................   12,746,092    35,447,925    17,979,898     85,434,552
Net overriding royalty
  interest......................           75%           75%           75%            75%
                                  -----------   -----------   -----------   ------------
Royalty income..................  $ 9,559,569   $26,585,944   $13,484,924   $ 64,075,914
                                  ===========   ===========   ===========   ============

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended June 30, 2002. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SETTLEMENTS

     As part of the September 4, 1996, settlement of the litigation filed by the Trustee on June 4, 1992, against BROG and Southland Royalty Company, the Trust was entitled to certain adjustments (the "Val Verde Credit") that represented cost reductions favorable to the Trust in the charges for coal seam gas gathered and treated on BROG's Val Verde system. The settlement provided that the Val Verde Credit was applicable until the later of July 1, 2002 or until BROG no longer owned the Val Verde facility. By correspondence dated July 15, 2002, BROG notified the Trustee of the sale of the Val Verde facility to TEPPCO Partners, L.P. effective July 1, 2002. Accordingly, effective July 1, 2002, the calculation of net proceeds for gas gathered and treated at the Val Verde facility will no longer include the Val Verde Credit. The total amount of the Val

Verde Credit for the twelve months ended October 31, 2001, was estimated by the Trust's joint interest auditors as approximately $2,070,000. The loss of the Val Verde Credit will result in increased costs allocated to the Trust for coal seam gas gathered and treated on the Val Verde system and accordingly, will decrease the royalty income received by the Trust.

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

     BROG has indicated it will provide information identifying the Underlying Properties affected by these settlements, as well as the Trust's share of these settlements. BROG has proposed to deduct the lesser of $1 million or 50% of the monthly net profits distribution from upcoming net profits distributions to the Trust commencing May 2002 until an aggregate of $3,624,117 has been deducted. BROG deducted $1 million from each of the monthly net profits distributions to the Trust in May and June of 2002. The Trust's legal and joint interest auditing consultants will review the information to be provided and advise the Trust as to the appropriateness of such deductions.

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

     Affiliate Proceeds Demand -- Conventional Gas. This appeal arises from a MMS demand letter dated June 9, 1997, and bears MMS Appeal Docket No. MMS-97-0168. The demand letter is a blanket demand relating to all of BROG's non-coalbed methane gas production nationwide for the audit period of January 1, 1989 through December 31, 1994. The demand letter is based primarily on the MMS theory that royalties are to be based on BROG's marketing affiliate gross proceeds rather than BROG's gross proceeds (e.g. the affiliate resale proceeds issue). The demand letter directs BROG to recalculate its royalties on these sales using a netback calculation of the proceeds of the affiliate, and pay the difference between total royalties due under such calculation and the royalties actually paid by BROG. This demand letter is in furtherance of the demand letter described in the prior paragraph.

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

     (b) Reports on Form 8-K.

     The Trust filed a report on Form 8-K on June 12, 2002. In the report, the Trust reported, under Item 5, that on June 11, 2002, it had (a) submitted a notice to the Unit holders of the Trust of the Trustee's resignation and (b) issued a press release announcing that the Trustee had submitted notice of its resignation to the Unit holders.

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

Date: August 14, 2002

              (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                               PAGE
-------                          -----------                           ------------
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