Form 10-Q
period 2002-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2002-11-15
CIK 319655

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                           COMMISSION FILE NO. 1-8032

                          SAN JUAN BASIN ROYALTY TRUST

                    TEXAS                                        75-6279898
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                          TEXASBANK, TRUST DEPARTMENT
                             2525 RIDGMAR BOULEVARD
                            FORT WORTH, TEXAS 76116
                    (Address of principal executive offices)
                                   (Zip Code)

                        TELEPHONE NUMBER: (866) 809-4553
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Number of Units of beneficial interest outstanding at November 14, 2002:
46,608,796

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SAN JUAN BASIN ROYALTY TRUST

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the independent accountants for the San Juan Basin Royalty Trust (the "Trust"), at the request of TexasBank, the Trustee of the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 2002, and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2002 and 2001 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                          SAN JUAN BASIN ROYALTY TRUST

          CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                      (UNAUDITED)
                                          ASSETS
Cash and short-term investments.............................   $ 4,967,812    $   191,620
Net overriding royalty interest in producing oil and gas
  properties (net of accumulated amortization of $98,383,984 and $95,415,779 at September 30, 2002 and December 31,
  2001, respectively).......................................    34,891,544     37,859,749
                                                               -----------    -----------
                                                               $39,859,356    $38,051,369
                                                               ===========    ===========

                               LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders........................   $ 4,852,954    $        --
Cash Reserves...............................................       114,858        191,620
Trust corpus -- 46,608,796 Units of beneficial interest
  authorized and outstanding................................    34,891,544     37,859,749
                                                               -----------    -----------
                                                               $39,859,356    $38,051,369
                                                               ===========    ===========

                  CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2002          2001          2002          2001
                                           -----------   -----------   -----------   -----------
                                                                (UNAUDITED)
Royalty income...........................  $12,549,272   $13,971,820   $26,034,196   $78,047,734
Interest income..........................        6,560        13,600         9,410       145,292
Decrease in cash reserves................           --            --        76,762            --
                                           -----------   -----------   -----------   -----------
                                            12,555,832    13,985,420    26,120,368    78,193,026
Expenditures -- general and
  administrative.........................      259,497       270,489     1,282,218       964,837
                                           -----------   -----------   -----------   -----------
Distributable income.....................  $12,296,335   $13,714,931   $24,838,150   $77,228,189
                                           ===========   ===========   ===========   ===========
Distributable income per Unit (46,608,796
  Units).................................  $   .263820   $   .294257   $   .532907   $  1.656945
                                           ===========   ===========   ===========   ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                          SAN JUAN BASIN ROYALTY TRUST

                CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       ---------------------------   ---------------------------
                                           2002           2001           2002           2001
                                       ------------   ------------   ------------   ------------
                                                              (UNAUDITED)
Trust corpus, beginning of period....  $ 36,354,315   $ 38,730,055   $ 37,859,749   $ 40,686,854
Amortization of net overriding
  royalty interest...................    (1,462,771)      (670,989)    (2,968,205)    (2,627,787)
Distributable income.................    12,296,335     13,714,931     24,838,150     77,228,189
Distributions declared...............   (12,296,335)   (13,714,931)   (24,838,150)   (77,228,189)
                                       ------------   ------------   ------------   ------------
Total corpus, end of period..........  $ 34,891,544   $ 38,059,066   $ 34,891,544   $ 38,059,067
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

     The Trust began receiving royalty income from coal seam gas wells beginning in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seam formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 2001 this tax credit was $1.08 per MMBtu. The Trust also receives production from wells producing from a tight sands formation. These wells must have been drilled prior to January 1, 1993 and after November 5, 1990, or after December 31, 1979, if the related formation was committed or dedicated to interstate commerce (as defined in Section 2(18) of the Natural Gas Policy Act as in effect November 5, 1990) as of April 20, 1977. The credit relating to tights sands production is not adjusted for inflation, so the credit remains fixed at .517241 per MMBtu. To benefit from the credit, each Unit Holder must determine from the tax information they receive from the Trust, their pro rata share of qualifying production of the Trust,

                          SAN JUAN BASIN ROYALTY TRUST
based upon the number of Units owned during each month of the year, and the amount of available credit per MMBtu for the year, and then apply the tax credit against their own income tax liability, but such credit may not reduce their regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below their alternative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase their credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

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

3.  CONTINGENCIES

     See Part II -- Item 1, "Legal Proceedings" concerning the status of litigation matters.

4.  SETTLEMENT OF CLAIMS RELATING TO GAS IMBALANCE

     In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trustee and its consultants remain in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. Such volume adjustments continue to be monitored by the Trust's consultants.

5.  COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, BROG had incurred excess production costs of $2,259,628 on the underlying properties due primarily to high capital costs. The Trust conveyance provides for the deduction of excess production costs in determining royalty income until such costs are fully recovered and allows for interest to be charged on excess production costs at the prime rate. Interest in the amount of $10,545 was added to such excess production costs. Of the total, $1,702,630 is attributable to the Trust and has been deducted in determining royalty income for the nine months ended September 30, 2002. As a result of settlements agreed to among BROG and other third parties concerning properties burdened by the Royalty, the net profits applicable to the Trust were reduced by approximately $3,624,117. This amount was deducted from the

                          SAN JUAN BASIN ROYALTY TRUST

Royalty due the Trust in one million dollar increments in each of May, June and July of 2002, with the balance deducted in August of 2002.

6.  AMENDMENTS TO THE TRUST'S INDENTURE

     At a special meeting of Unit Holders on September 30, 2002, the Unit Holders appointed TexasBank as the successor Trustee of the Trust. The Unit Holders also approved amendments to the Trust's Royalty Trust Indenture (the "Indenture") which clarified the language of the Indenture, clarified and expanded the indemnification provisions of the Indenture, and amended the provisions of the Indenture applicable to the fees payable to the Trustee, the investment options available to the Trustee and the manner in which the Trustee can dispose of assets of the Trust.

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

  THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     The Trust received royalty income of $12,549,272 and interest income of $6,560 during the third quarter of 2002. After deducting administrative expenses of $259,497, distributable income for the quarter was $12,296,335 ($.263820 per Unit). In the third quarter of 2001, royalty income was $13,971,820, interest income was $13,600, administrative expenses were $270,489 and distributable income was $13,714,931 ($.294257 per Unit). The tax credit relating to production from coal seam and tight sand wells totaled approximately $.04 per Unit for the third quarter of 2002 and $.03 per Unit for the third quarter of 2001. For further information concerning this tax credit, Unit Holders should refer to the Trust's Annual Report for 2001. Based on 46,608,796 Units outstanding, the per Unit distributions during the third quarter of 2002 were as follows:

July........................................................  $.082140
August......................................................   .077559
September...................................................   .104121
                                                              --------
Quarter Total...............................................  $.263820

     The royalty income distributed in the third quarter of 2002 was lower than that distributed in the third quarter of 2001. Royalty income in the third quarter of 2002 was negatively impacted by a decrease in the average gas price from $3.06 per Mcf for the third quarter of 2001 to $2.28 per Mcf for the third quarter of 2002 and by the loss of the Val Verde Credit (as defined and described below), offset in part by the effect of audit exceptions identified by the Trust's joint interest auditors and granted and paid by BROG in the third quarter. Interest earnings for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001, were lower, primarily due to lower interest rates and a decrease in funds available for investment. Administrative expenses were lower, primarily as a result of differences in timing of the receipt and payment of these expenses.

     The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the third quarter of 2002 were reported by BROG as approximately $2.1 million. BROG's capital expenditure budget for the Underlying Properties for 2002 is an estimated $12.4 million of which approximately $8 million had been expended through the end of the August 2002 production month. Capital expenditures were approximately $8.1 million for the third quarter of 2001. In 2001, approximately $33.0 million in capital expenditures were deducted in calculating the Royalty. In February 2002, BROG informed the Trust that for 2002 it anticipates drilling 43 new wells to be operated by BROG and 26 new wells to be operated by third parties. Of the new BROG operated wells, 36 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining seven are projected as coal seam wells completed in the Fruitland Coal formation. BROG projects approximately $9.6 million to be spent on the new wells, and $2.8 million to be expended in working over existing wells and in the maintenance and improvement of production facilities.

     BROG previously informed the Trust that increases in its capital program, particularly in 2000 and 2001, were designed to offset the natural decline in production from the Underlying Properties. BROG has reported favorable results in this effort in that natural gas production for calendar 2001 averaged approximately 121 MMcf per day, as compared to average production of approximately 116 MMcf per day and 113 MMcf per day for calendar 2000 and 1999, respectively. BROG has reported that natural gas production for the third quarter of 2002 averaged approximately 130 MMcf per day.

     BROG indicates its budget for 2002 reflects continued, significant development of properties in which the Trust's net overriding royalty interest is relatively high, as well as a sustained focus on conventional formations, including infill drilling to the Mesaverde and Dakota formations, development of the Fruitland Coal formation and multiple formation completions.

     Eighty-acre spacing has been permitted in the Mesaverde formation since 1997. The Mesaverde formation was originally developed in the 1950's on 320-acre spacing, with infill drilling initiated in the early 1970's on 160-acre spacing. In 1994, BROG undertook an extensive study of the Mesaverde formation. Results indicated that downspaced drilling (infill drilling) on 80-acre spacing could significantly increase recoverable gas reserves in the reservoir. A pilot program began in 1997 and was expanded in 1998 to include two additional areas. In February 2002, BROG informed the Trust that the New Mexico Oil Conservation Division (the "OCD") had approved plans for 80-acre infill drilling of the Dakota formation in the San Juan Basin. In October 2002, the OCD approved a reduction from 320 to 160-acre spacing for those portions of the Fruitland Coal formation where wells typically produce less than two MMcf per day. The OCD has asked BROG and other interested parties to study over the next year whether the change in spacing requirements should be expanded to cover other portions of that reservoir.

     BROG has informed the Trust that lease operating expenses and property taxes were $3,974,830 and ($187,356) respectively, for the third quarter of 2002, as compared to $3,666,991 and $284,063, respectively, for the third quarter of 2001. On inquiry, as regards the negative property tax allocation, BROG responded that its July royalty calculation included adjustments for property taxes previously allocated to the Trust in error.

     As part of the September 4, 1996, settlement of the litigation filed by the Trustee on June 4, 1992, against BROG and Southland Royalty Company, the Trust was entitled to certain adjustments (the "Val Verde Credit") that represented cost reductions favorable to the Trust in the charges for coal seam gas gathered and treated on BROG's Val Verde system. The settlement provided that the Val Verde Credit was applicable until the later of July 1, 2002 or until BROG no longer owned the Val Verde facility. By correspondence dated July 15, 2002, BROG notified the Trustee of the sale of the Val Verde facility to TEPPCO Partners, L.P. effective July 1, 2002. Accordingly, effective July 1, 2002, the calculation of net proceeds for gas gathered and treated at the Val Verde facility will no longer include the Val Verde Credit. The total amount of the Val Verde Credit for the twelve months ended June 30, 2002, was estimated by the Trust's joint interest auditors as approximately $1,880,000. The loss of the Val Verde Credit will result in increased costs allocated to the Trust for coal seam gas gathered and treated on the Val Verde system and accordingly, will decrease the royalty income received by the Trust.

     BROG has informed the Trustee that during the third quarter of 2002, 24 gross (5.78 net) conventional new wells, one gross (0.05 net) payadd, and 11 gross (4.25 net) recompletions were completed on the Underlying Properties. Thirty-seven gross (11.06 net) conventional new wells, one gross (.82 net) restimulation, and four gross (.45 net) recompletions were in progress at September 30, 2002. "Gross" acres or wells for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG's interest therein is referred to as the "net" acres or wells. A payadd is the completion of an additional productive interval in an existing completed zone in a well.

     There was one gross (.41 net) coal seam miscellaneous project, two gross (.91 net) new coal seam wells, two gross (1.12 net) coal seam recompletions, and three gross (.01 net) coal seam restimulations completed during the third quarter of 2002. Three gross (1.26 net) new coal seam wells, one gross (.04 net) coal seam recavitation, and five gross (3.41 net) coal seam recompletions were in progress at September 30, 2002.

     In the third quarter of 2001, nine gross (1.53 net) miscellaneous capital projects, 24 gross (8.32 net) conventional new wells, 17 gross (4.01 net) payadds, five gross (3.65 net) recompletions and three gross (2.34 net) restimulations were completed on the Underlying Properties. Seven gross (.74 net) miscellaneous capital projects, 113 gross (38.37 net) conventional new wells, 12 gross (7.89 net) payadds, 47 gross (25.64 net) recompletions and eight gross (.68 net) restimulations were in progress at September 30, 2001. There was one gross (.35 net) coal seam recompletion completed during the third quarter of 2001. Four (.94 net) coal seam miscellaneous capital projects, six gross (.21 net) new coal seam wells, and 16 gross (.60 net) coal seam recompletions were in progress at September 30, 2001.

     Royalty income for the quarter ended September 30, 2002 is associated with actual gas and oil production during May 2002 through July 2002 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended September 30, 2002 and 2001 were as follows:

                                                                2002          2001
                                                             -----------   -----------
Gas:
  Total sales (Mcf)........................................   11,997,442    11,092,019
  Mcf per day..............................................      130,406       120,565
  Average price (per Mcf)..................................  $      2.28   $      3.02
Oil:
  Total sales (Bbls).......................................       22,337        21,756
  Bbls per day.............................................          243           236
  Average price (per Bbl)..................................  $     21.95   $     23.72

     Gas and oil sales attributable to the Royalty for the quarters ended September 30, 2002 and 2001 were as follows:

                                                                2002        2001
                                                              ---------   ---------
Gas sales (Mcf).............................................  6,831,526   4,995,406
Oil sales (Bbls)............................................     12,772       9,975

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

     During the third quarter of 2002, gas prices were lower than the prices reported during the third quarter of 2001. The price per barrel of oil during the third quarter of 2002 was $1.77 per barrel lower than that received for the third quarter of 2001 due to decreases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

     BROG has entered into two contracts for the sale of all volumes of gas which are subject to the Royalty (the "Trust gas"). These contracts provide for
(i) the sale of Trust gas in two packages to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of Trust gas at various delivery points over a period commencing April 1, 2002, and ending March 31, 2004, and (iii) the sale of Trust gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Unit Holders are referred to Note 6 of the Notes to Financial Statements in the Trust's 2001 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     For the nine months ended September 30, 2002, distributable income was $24,838,150 ($.532907 per Unit) which was less than the $77,228,189 ($1.656945 per Unit) of income distributed during the same period in 2001. The decrease in distributable income resulted primarily from lower gas and oil prices during the first nine months of 2002. Interest income for the nine months ended September 30, 2002 was $9,410 compared to $145,292 during the first nine months of 2001. This decrease is due to the timing of receipt of interest income, lower interest rates and less cash to be invested in the first nine months of 2002. General and administrative expenses were $1,282,218 in the first nine months of 2002 compared to $964,837 during the same 2001 period primarily due to differences in timing of the receipt and payment of these expenses, but also as a result of expenses incurred in an arbitration proceeding involving BROG and the Trust, undertaken to resolve certain gas marketing issues, and expenses associated with the special meeting of Unit Holders of the Trust held September 30, 2002.

     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2002 amounted to approximately $16.8 million. Capital expenditures were approximately $21.5 million for the first nine months of 2001. Capital expenditures included in the calculation of the Royalty through the first nine months of 2002 are in excess of BROG's estimated $12.4 million budget for 2002. This is primarily because the actual expenditures include amounts attributable to prior years' budgets. Capital expenses within a given year's capital budget frequently carry over and are not actually incurred until subsequent years when the projects to which they relate are completed. Lease operating expenses and property taxes totaled $11,733,774 for the first nine months of 2002 compared to $11,207,821 for the first nine months of 2001. The increase in lease operating expenses relates in part to the loss of the Val Verde Credit beginning July 1, 2002.

     BROG advised the Trustee that during the nine months ended September 30, 2002, 81 gross (25.97 net) conventional wells were completed on the Underlying Properties, and 36 gross (14.44 net) conventional wells were recompleted. Two gross (1.74 net) miscellaneous capital projects, and one gross (0.05 net) payadd were completed during the first nine months of 2002. During the nine months ended September 30, 2002, 14 gross (5.01 net) coal seam wells and four gross (1.31 net) miscellaneous coal seam capital projects were completed. Eleven gross (3.23 net) coal seam recompletions, four gross (.94 net) coal seam recavitations, and three gross (.01 net) coal seam restimulations were completed during the first nine months of 2002.

     During the nine months ended September 30, 2001, 61 gross (23.68 net) conventional wells were completed on the Underlying Properties, and 16 gross (8.49 net) conventional wells were recompleted. Nine gross (1.53 net) miscellaneous capital projects, five gross (3.20 net) restimulations, and 64 gross (6.77 net) conventional payadds were completed. Four gross (0.27 net) coal seam wells were completed during the first nine months of 2001. During the nine months ended September 30, 2001, two gross (.76 net) coal seam recompletions, and one gross (.88 net) coal seam payadd were completed. Six gross (.04 net) coal seam wells were recavitated during the first nine months of 2001.

     Royalty income for the nine months ended September 30, 2002 is associated with actual gas and oil production during November 2001 through July 2002 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2002 and 2001 were as follows:

                                                                2002          2001
                                                             -----------   -----------
Gas:
  Total sales (Mcf)........................................   34,598,163    32,711,954
  Mcf per day..............................................      126,733       119,824
  Average price (per Mcf)..................................  $      2.31   $      4.58
Oil:
  Total Sales (Bbls).......................................       72,035        71,395
  Bbls per day.............................................          264           262
  Average price (per Bbl)..................................  $     20.16   $     25.13

     Gas and oil sales attributable to the Royalty for the nine months ended September 30, 2002 and 2001 were as follows:

                                                                 2002         2001
                                                              ----------   ----------
Gas sales (Mcf).............................................  14,009,456   17,788,133
Oil sales (Bbls)............................................      31,031       39,264

     During the first nine months of 2002, gas and oil prices were lower than during the first nine months of 2001. Sales volumes attributable to the Royalty are determined by dividing the net profits received by the Trust and attributable to oil and gas, respectively, by the prices received for sales volumes from the Underlying Properties, taking into consideration production taxes attributable to the Underlying Properties. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

CALCULATION OF ROYALTY INCOME

     Royalty income received by the Trust for the three months and nine months ended September 30, 2002 and 2001, respectively, was computed as shown in the following table:

                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
                                  -------------------------   --------------------------
                                     2002          2001          2002           2001
                                  -----------   -----------   -----------   ------------
Gross proceeds of sales from the
  Underlying Properties:
Gas proceeds....................  $27,127,920   $33,509,718   $76,613,158   $149,896,232
Oil proceeds....................      490,483       516,124     1,400,519      1,794,169
Other...........................   (2,443,923)           --    (5,110,589)            --
                                  -----------   -----------   -----------   ------------
Total...........................   25,174,490    34,025,842    72,903,088    151,690,401
                                  -----------   -----------   -----------   ------------
Less production costs:
Severance tax -- Gas............    2,486,138     3,327,808     7,236,679     14,739,317
Severance tax -- Oil............       40,929        43,939       114,457        162,751
Severance tax -- Other..........           --            --            --             --
Lease operating expense and
  property tax..................    3,787,473     3,951,053    11,733,774     11,207,821
Other...........................        3,037         5,000        18,037         45,000
Capital expenditures............    2,124,551     8,068,949    16,817,707     21,471,867
                                  -----------   -----------   -----------   ------------
Total...........................    8,442,128    15,396,749    35,920,654     47,626,756
                                  -----------   -----------   -----------   ------------
Less excess production and
  interest from prior year......           --            --     2,270,173             --
                                  -----------   -----------   -----------   ------------
Net profits.....................   16,732,362    18,629,093    34,712,261    104,063,645
Net overriding royalty
  interest......................           75%           75%           75%            75%
                                  -----------   -----------   -----------   ------------
Royalty income..................  $12,549,272   $13,971,820   $26,034,196   $ 78,047,734
                                  ===========   ===========   ===========   ============

EFFECTS OF SECURITIES REGULATION

     As a publicly-traded trust listed on the New York Stock Exchange (the "NYSE"), the Trust is and will continue to be subject to extensive regulation under, among others, the Securities Act of 1933, the Exchange Act of 1934, the rules and regulations of the NYSE and the Sarbanes-Oxley Act of 2002. Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties. In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts, such as the Trust. In particular, the Sarbanes-Oxley Act of 2002 provides for the adoption by the Securities and Exchange Commission (the "Commission") of certain rules and regulations that may be impossible for the Trust to literally satisfy because of its nature as a pass-through trust. For example, the Commission is required to adopt rules and regulations pursuant to the Sarbanes-Oxley Act of 2002 that would require a publicly-traded company's board of directors, audit committee or executive directors (or similar body) to act with respect to certain corporate governance matters. The Trust does not have, nor does the indenture governing the Trust provide for, a board of directors, an audit committee or any executive officers. Accordingly, the Trust could not literally comply with such rules and regulations. It is the Trustee's intention to follow the Commission's rulemaking closely, attempt to comply with such rules and regulations and, where appropriate, request relief from these rules and regulations. However, if the Trust is unable to comply with such rules and regulations or to obtain appropriate relief, the Trust may be required to expend as yet unknown but potentially material costs to amend the indenture that governs the Trust to allow for compliance with such rules and regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Trust has not entered into derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended September 30, 2002. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for this marketing.

ITEM 4.  CONTROLS AND PROCEDURES

     The Trust maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed in the Trust's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the Commission.

     The Trustee receives periodic updates from BROG regarding activities related to the Trust. Accordingly, the Trust's ability to timely report certain information required to be disclosed in the Trust's periodic reports is dependent on BROG's timely delivery of such information to the Trust. In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust's periodic reports, the Trust employs independent public accountants, joint interest auditors, marketing consultants, attorneys and petroleum engineers. These outside professionals assist the Trustee in reviewing and compiling this information for inclusion in this Form 10-Q and the other periodic reports provided by the Trust to the Commission.

     The Trustee has evaluated the Trust's disclosure controls and procedures within the 90 days prior to the filing of this Quarterly Report on Form 10-Q and has determined that, subject to BROG's delivery of timely and accurate information to the Trust, such disclosure controls and procedures are effective. The Trustee has not reviewed the Trust's disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the indenture governing the Trust provide for officers, a board of directors or an independent audit committee.

     Subsequent to the Trustee's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     An administrative claim was initiated on March 17, 1997 by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleged that additional royalties were due on production from federal and Indian leases in the State of New Mexico on properties burdened by the Trust. On December 3, 2001, BROG settled this claim by paying the Jicarilla Apache Nation the sum of $2,853,974 and the MMS the sum of $1,224,043. MMS also retained certain overpayments by BROG in the amount of $1,127,623 as part of the settlement. Certain properties included in this settlement are burdened by the Trust. BROG has offset the entire $2,853,974 Jicarilla component of the settlement against amounts otherwise distributed in payment of the Royalty, but has not yet informed the Trust of its proposal as to what portion, if any, of the $1,224,043 paid to the MMS might be allocable to the Royalty. BROG has indicated that it does not appear that any of the $1,127,623 in overpayments retained by the MMS is attributable to the Trust.

     In another proceeding involving BROG and the Jicarilla Apache Nation, the MMS entered an Order to Perform on June 10, 1998, stating that, in valuing production for royalty purposes, BROG must perform, among other things, a "dual accounting" calculation (i.e., compute royalties on the greater of the value of gas prior to processing or the combined value of processed residue gas and plant products plus the value of any condensate recovered downstream without processing). In December 2000, BROG and the Jicarilla Apache Nation entered into a settlement resolving the issues associated with the dual accounting calculation. Under the settlement, BROG paid $3,260,366 to the Jicarilla Apache Nation. BROG has allocated $1,978,182 of the settlement payment to the Royalty.

     BROG has indicated it will provide information identifying the Underlying Properties affected by these settlements, as well as the Trust's share of these settlements. Beginning in May 2002, BROG deducted the lesser of $1 million or 50% of the monthly net profits distribution from net profits distributions to the Trust until an aggregate of $3,624,117 was deducted. BROG deducted $1 million from each of the monthly net profits distributions to the Trust in May, June and July of 2002, and the balance in August of 2002. The Trust's legal and joint interest auditing consultants will review the information to be provided and advise the Trust as to the appropriateness of such deductions.

     In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement, BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's net overriding royalty interest will be applied to 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trustee and its consultants remain in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. BROG indicates that the volume adjustment commenced in August 2000. The Trust's consultants continue to monitor those adjustments.

ADMINISTRATIVE PROCEEDINGS

     The following information was provided to the Trust by BROG. Please note that the proceedings described below apply to the collective interest of BROG and the Trust. BROG is not able to estimate the amount of any potential loss to the Trust in each of the outstanding proceedings, or the portion of any such potential loss that would be allocated to the Royalty.

  1.  MMS PROCEEDINGS

     Blanco Pool. This appeal arises from a MMS Demand Letter dated October 20, 1995, and bears MMS Appeal Docket No. MMS-95-0740. The demand letter challenges the "valuation benchmark" utilized by BROG for gas sold by BROG from the "Blanco Pool" during the audit period of January 1, 1989 through December 31, 1991. BROG paid royalties on sales to its marketing affiliate based on "gross proceeds" received by BROG from its affiliate. The demand letter states that BROG paid incorrectly under MMS regulations. The MMS methodology in calculating the amounts demanded does not attempt to trace resale proceeds. Instead, MMS' auditors use published index prices at pipeline interconnect points in the San Juan Basin as a proxy for actual comparable sales, and net out certain actual costs to move the gas to those index points. While BROG had deducted prevailing field transportation rates in computing its monthly prices in the San Juan Basin, the auditors limited the deduction to the actual rate paid to El Paso Natural Gas under a "backhaul" agreement. The demand letter directs BROG to pay additional royalties of $518,304, to recalculate royalties in accordance with the MMS' interpretation of the regulations and to pay the difference between total royalty due and royalty paid.

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

  2.  JICARILLA INDIAN TRIBE PROCEEDINGS

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

LITIGATION

  1.  GRYNBERG LITIGATION

     In September 1998, BROG was advised by the United States Department of Justice under an order of confidentiality that a lawsuit styled United States of America ex rel Jack J. Grynberg v. Burlington Resources Oil & Gas, et al., Civil Action No. 97-CV-189 and 190, United States District Court for the District of Wyoming, had been filed under seal pursuant to the qui tam provisions of the civil federal False Claims Act, and that seventy-seven similar cases had been filed by the plaintiff against other companies. The complaint alleges that BROG engaged in the mismeasurement of volumes and wrongful analysis of heating content of natural gas and engaged in other activities, including the sale of natural gas to affiliated companies, which resulted in the underpayment of royalties to the United States. The government investigated the plaintiff's claims, and in May 1999 issued notice that the United States would not intervene in the case. The lawsuits have been unsealed by the court and the plaintiff has served the complaint on BROG. This claim was subsequently consolidated into a multi-district litigation proceeding as described in paragraph 2 below.

  2.  IN RE NATURAL GAS ROYALTIES QUI TAM LITIGATION

     On March 28, 2000, the United States District Court for the Eastern District of Texas, Lufkin Division, ordered that the first amended complaint in the case of United States ex rel. M. Glenn Osterhoudt, III v. Amerada Hess, et al., Civil Action No. 9:98CV101, in the United States District Court for the Eastern District of Texas, Lufkin Division, and the second amended complaint in the case of United States of America ex rel. Harrold E. (Gene) Wright v. Agip Petroleum Burlington, et al., Civil Action No. C-5:96CV243 be unsealed and served upon defendants, including BROG. In these lawsuits, the plaintiffs have alleged violations of the civil False Claims Act. Plaintiffs contend that defendants underpaid royalties on natural gas and natural gas liquids produced on federal and Indian lands through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. The United States has filed an intervention in these cases as to some of the defendants, including BROG.

     In July 2000, the United States District Court for the District of New Mexico unsealed and BROG was served with the petition in United States of America ex rel. Mark A. Perry v. BROG Resources, Inc., et al., Civil Action No. 9:00CV197, in the United States District Court for the District of New Mexico, wherein plaintiff alleges violations of the civil False Claims Act. The plaintiff claims that BROG understated the value of natural gas and natural gas liquids produced on federal and Indian lands in connection with its computation and reporting of royalty payments. The United States has elected to intervene in this case, but a complaint has not been served upon BROG.

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

  3.  QUINQUE LITIGATION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the special meeting of the Trust's Unit Holders held on September 30, 2002 (the "Special Meeting"), the Unit Holders appointed TexasBank to serve as successor Trustee of the Trust, replacing Bank One, N.A. Of the 37,824,917 Units present in person or by proxy at the Special Meeting, 35,174,563 Units voted in favor of TexasBank, 2,384,335 Units voted against TexasBank and 266,019 Units abstained.

     At the Special Meeting, the Unit Holders also voted on various proposals to amend the Trust's Royalty Trust Indenture (the "Indenture"). The Unit Holders approved a proposal amending the Indenture to ensure accurate cross-references to current legal authority, to delete references to contingent events that are no longer applicable and to add a "force majeure" provision with the following vote:

VOTES FOR    VOTES AGAINST   ABSTENTIONS
---------    -------------   -----------
34,993,385     2,458,248       373,284

     At the Special Meeting, the Unit Holders approved a proposal amending the Indenture to clarify and expand certain provisions of the indemnification provisions of the Indenture with the following vote:

VOTES FOR    VOTES AGAINST   ABSTENTIONS
---------    -------------   -----------
34,595,644     2,826,123       403,150

     At the Special Meeting, the Unit Holders approved a proposal amending the Indenture to address the fees earned by the Trustee, the permitted investments in which the Trustee may invest the Trust's assets, and the manner in which the Trustee may dispose of assets of the Trust with the following vote:

VOTES FOR    VOTES AGAINST   ABSTENTIONS   BROKER NON-VOTES
---------    -------------   -----------   ----------------
22,857,423     2,794,678       389,298        11,783,518

     At the Special Meeting, the Unit Holders voted on, but did not approve, an amendment which would have expanded the types of proxies which are permissible under the Indenture to include proxies granted by Unit Holders over the telephone or electronically through the Internet (among other methods) with the following vote. This proposal required the affirmative vote of at least 75% of all the Units outstanding.

VOTES FOR    VOTES AGAINST   ABSTENTIONS
---------    -------------   -----------
34,871,743     2,581,052       372,122

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

(4)(a)  Amended and Restated Royalty Trust Indenture, dated
        September 30, 2002 (the original Royalty Trust Indenture dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust's
        Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, is incorporated herein by reference.
(4)(b)  Net Overriding Royalty Conveyance from Southland Royalty
        Company to The Fort Worth National Bank, as Trustee, dated
        November 1, 1980 (without Schedules), heretofore filed as
        Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.
(4)(c)  Assignment of Net Overriding Royalty Interest (San Juan
        Basin Royalty Trust), dated September 30, 2002, between Bank
        One, N.A. and TexasBank (filed herewith).

     (b) Reports on Form 8-K.

     The Trust filed a report on Form 8-K on August 15, 2002. In the report, the Trust reported, under Item 9, that on August 14, 2002, it had submitted a certification to the Securities and Exchange Commission, relating to the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, pursuant to 18 U.S.C. Section 1350, adopted pursuant to the Sarbanes-Oxley Act of 2002.

     The Trust filed a report on Form 8-K on October 1, 2002. In the report, the Trust reported, under Item 5, that on September 30, 2002, it had issued a press release announcing that at the Special Meeting the Unit Holders had (a) appointed TexasBank as the successor Trustee of the Trust and (b) approved three separate groups of amendments to the San Juan Basin Royalty Trust Indenture.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEXASBANK, AS TRUSTEE FOR THE
                                          SAN JUAN BASIN ROYALTY TRUST

                                          By      /s/ LEE ANN ANDERSON
                                            ------------------------------------
                                                      Lee Ann Anderson
                                              Vice President and Trust Officer

Date: November 14, 2002

              (The Trust has no directors or executive officers.)

                                 CERTIFICATION

I, Lee Ann Anderson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of San Juan Basin Royalty Trust, for which TexasBank acts as trustee;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the period presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

          (a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Burlington Resources Oil & Gas Company LP.

                                          TEXASBANK, AS TRUSTEE FOR THE
                                          SAN JUAN BASIN ROYALTY TRUST

                                          By:     /s/ LEE ANN ANDERSON
                                            ------------------------------------
                                                     Lee Ann Anderson
                                             Vice President and Trust Officer

Date: November 14, 2002

                               INDEX TO EXHIBITS

                                                                              SEQUENTIALLY
EXHIBIT                                                                         NUMBERED
NUMBER                                   EXHIBIT                                  PAGE
-------                                  -------                              ------------
(4)(a)         Amended and Restated Royalty Trust Indenture, dated
               September 30, 2002 (the original Royalty Trust Indenture
               dated November 1, 1980 having been entered into between
               Southland Royalty Company and The Fort Worth National Bank,
               as Trustee), heretofore filed as Exhibit 99.2 to the Trust's
               Current Report on Form 8-K filed with the Securities and
               Exchange Commission on October 1, 2002, is incorporated
               herein by reference.*
(4)(b)         Net Overriding Royalty Conveyance from Southland Royalty
               Company to The Fort Worth National Bank, as Trustee, dated
               November 1, 1980 (without Schedules), heretofore filed as
               Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to
               the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by
               reference.*
(4)(c)         Assignment of Net Overriding Royalty Interest (San Juan
               Basin Royalty Trust), dated September 30, 2002, between Bank
               One, N.A. and TexasBank (filed herewith).*

---------------

* A copy of this Exhibit is available to any Unit Holder, at the actual cost of reproduction, upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Fort Worth, Texas 76116.