Form 10-K
period 2002-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2003-03-27
CIK 319655

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-8032

                          SAN JUAN BASIN ROYALTY TRUST

                 (Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

                     TEXAS                                          75-6279898
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

          TEXASBANK, TRUST DEPARTMENT
       2525 RIDGMAR BOULEVARD, SUITE 100
               FORT WORTH, TEXAS                                      76116
    (Address of principal executive offices)                        (Zip Code)

                                 (866) 809-4553
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes [X]    No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]    No [ ]

    State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant as of June 28, 2002: $515,959,372.

    At March 25, 2003, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    "Units of Beneficial Interest" at page 1; "Description of the Properties" at pages 5 and 6; "Trustee's Discussion and Analysis" at pages 7, 8 and 9; "Results of the 4th Quarters of 2002 and 2001" at page 10; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Change in Trust Corpus," "Notes to Financial Statements," and "Independent Auditor's Report" at page 11 et seq., in registrant's Annual Report to Unit Holders for the year ended December 31, 2002 are incorporated herein by reference for Item 2 (Properties) and Item 3 (Legal Proceedings) of Part I of this Report, and Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the San Juan Basin Royalty Trust (the "Trust") with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward-looking statements generally are accompanied by words such as "may," "will," "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe," "plan," "intend," or other words that convey the uncertainty of future events or outcomes. Such statements reflect Burlington Resources Oil & Gas Company LP's ("BROG"), the working interest owner's, current view with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by TexasBank, the Trustee of the Trust, and BROG and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

ITEM 1. BUSINESS

     The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the "Original Indenture") entered into on November 3, 1980, between Southland Royalty Company ("Southland Royalty") and the Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the "Trust Indenture"). The Trustee of the Trust is TexasBank. The principal office of the Trust is located at 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116, Attention: Trust Department (telephone number (866) 809-4553). The Trust maintains a website at www.sjbrt.com. The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the Securities and Exchange Commission (the "SEC") on its website as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

     On October 23, 1980, the stockholders of Southland Royalty approved and authorized that company's conveyance of a net overriding royalty interest (equivalent to a net profits interest) to the Trust for the benefit of the stockholders of Southland Royalty of record at the close of business on the date of the conveyance consisting of a 75% net overriding royalty interest carved out of that company's oil and gas leasehold and royalty interests (the "Underlying Interests") in properties located in the San Juan Basin of northwestern New Mexico (the "Underlying Properties"). The conveyance of this net overriding royalty interest (the "Royalty") was made on November 3, 1980, effective as to production from and after November 1, 1980 at 7:00 A.M.

     The Royalty was carved out of and now burdens those properties and interests as more particularly described under "Item 2. Properties" herein.

     The Royalty constitutes the principal asset of the Trust and the beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the "Units") of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980 received one Unit for each share of the common stock of Southland Royalty then held. Holders of Units are referred to herein as "Unit Holders."

     The function of the Trustee is to collect the income attributable to the Royalty, to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit Holders. The Trust is not empowered to carry on any business activity and has no employees, all administrative functions being performed by the Trustee.

     In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. ("BNI"). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. ("BRI") as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of these transactions, Meridian Oil, Inc. ("MOI") also became an indirect subsidiary of BRI. Effective January 1, 1996, Southland Royalty, a wholly-owned subsidiary of MOI, was merged with and into MOI, by which action the separate corporate existence of Southland Royalty ceased to exist and MOI survived and succeeded to the ownership of all of the assets, rights, powers and privileges and assumed all of the liabilities and obligations of Southland Royalty. Subsequent to the merger, MOI changed its name to BROG.

     The term "net proceeds," as used in the November 3, 1980 conveyance, means the excess of "gross proceeds" received by BROG during a particular period over "production costs" for such period. "Gross proceeds" means the amount received by BROG (or any subsequent owner of the Underlying Interests) from the sale of the production attributable to the Underlying Interests subject to certain adjustments. "Production costs" generally means costs incurred on an accrual basis by BROG in operating its properties and interests out of which the Royalty was carved, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not otherwise liable for any production costs or other costs or liabilities attributable to these properties and interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it shall not be obligated to return such overpayment, but the amounts payable to it for any subsequent period shall be reduced by such amount, plus interest, at a rate specified in the conveyance.

     Certain of the Underlying Interests are operated by BROG with the obligation to conduct its operations in accordance with reasonable and prudent business judgment and good oil and gas field practices. As operator, BROG has the right to abandon any well when, in its opinion, such well ceases to produce or is not capable of producing oil and gas in paying quantities. BROG also is responsible, subject to the terms of a settlement agreement with the Trust, for marketing the production from such properties, either under existing sales contracts or under future arrangements at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. BROG also has the obligation to maintain books and records sufficient to determine the amounts payable to the Trustee. BROG, however, can sell its interest in the Underlying Properties.

     Proceeds from production in the first month are generally received by BROG in the second month, the net proceeds attributable to the Royalty are paid by BROG to the Trustee in the third month and distribution by the Trustee to the Unit Holders is made in the fourth month. The identity of Unit Holders entitled to a distribution will generally be determined as of the last business day of each calendar month (the "monthly record date"). The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. Unit Holders of record as of the monthly record date will be entitled to receive the calculated monthly distribution amount for each month on or before ten business days after the monthly record date. The aggregate monthly distribution amount is the excess of (i) the net proceeds attributable to the Royalty paid to the Trustee, plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust, over (ii) the expenses and payments of liabilities of the Trust, plus any net increase in cash reserves for contingent liabilities.

     Cash being held by the Trustee as a reserve for liabilities or contingencies (which reserves may be established by the Trustee in its discretion) or pending distribution is placed, in the Trustee's discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, certificates of deposit of banks having capital, surplus and undivided profits in excess of $50,000,000, or money market funds that have been rated AAAmg or AAAm by Standard & Poor's and AA by Moody's, subject, in each case, to certain other qualifying conditions.

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

ITEM 2. PROPERTIES

     The Royalty conveyed to the Trust was carved out of Southland Royalty's (now BROG's) working interests and royalty interests in certain properties situated in the San Juan Basin in northwestern New Mexico. References below to "gross" wells and acres are to the interests of all persons owning interests therein, while references to "net" are to the interests of BROG (from which the Royalty was carved) in such wells and acres.

     Unless otherwise indicated, the following information in Item 2 is based upon data and information furnished to the Trustee by BROG.

PRODUCING ACREAGE, WELLS AND DRILLING

     The Underlying Interests consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. Based upon information received from the Trust's independent petroleum engineers, as of December 31, 2002, the Trust properties contain 3,738 gross (1,135 net) economic wells, including dual completions. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation. For additional information concerning coal seam gas, the "Description of the Properties" section of the Trust's Annual Report to security holders for the year ended December 31, 2002, is herein incorporated by reference.

     The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

     In February 2002, BROG announced an estimated capital budget for the Underlying Properties of $17.1 million. During the year the estimate was initially reduced to $12.4 million and ultimately increased to $19.0 million. BROG's capital plan for the Underlying Properties for 2002 estimated 397 projects, including the drilling of 54 new wells operated by BROG and 26 wells operated by third parties. In 2002, BROG actually participated in 339 projects, including 41 new wells operated by BROG and 12 wells operated by third parties. BROG reported that the swings in the budget estimates related in large part to whether and when BROG was successful in obtaining the necessary governmental and landowner approvals to drill on a well-by-well basis.

     An aggregate of $21.5 million in capital expenditures were reported by BROG in calculating payments to the Trust for 2002. This amount included approximately $10.1 million attributable to the capital budgets for prior years. This occurs because projects within a given year's budget may extend into subsequent years, with capital expenditures attributable to those projects used in calculating distributable income to the Trust in those subsequent years. Further, BROG's accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year's capital expenditures. Also, for wells not operated by BROG, BROG's share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator. Capital expenditures of approximately $11.4 million for 2002 budgeted projects were used in calculating distributable income in calendar year 2002, and approximately $3.6 million in capital expenditures have been used in calculating distributions for the first three months of 2003. Therefore, an additional approximately $4.0 million in capital expenditures for 2002 projects remains to be spent.

     During 2002, in calculating the net proceeds to the Trust, BROG deducted approximately $21.5 million of capital expenditures for projects, including drilling and completion of 98 gross (30.05 net) conventional wells, recompletion of 36 gross (14.44 net) conventional wells, 13 gross (2.21 net) miscellaneous capital projects, one gross (.82 net) restimulation, one gross (.05 net) payadd, 16 gross (5.42 net) coal seam wells, 11 gross (1.45 net) miscellaneous coal seam capital projects, 14 gross (5.77 net) coal seam recompletions, five gross (.98 net) coal seam recavitations, three gross (.01 net) coal seam restimulations and facilities maintenance. There were 61 gross (24.49 net) new conventional wells, 20 gross (4.69 net) conventional well recompletions, 65 gross (19.82 net) miscellaneous conventional capital projects, four gross (1.41 net) coal seam wells, two gross (.99 net) coal seam recompletions, and five gross (1.72 net) miscellaneous coal seam capital projects in progress as of December 31, 2002.

     During 2001, in calculating the net proceeds to the Trust, BROG deducted approximately $33 million of capital expenditures for projects, including drilling and completion of 92 gross (36.33 net) conventional wells, recompletion of 33 gross (18.18 net) conventional wells, 13 gross (2.85 net) miscellaneous capital projects, three gross (2.34 net) restimulations, 56 gross (8.40 net) conventional payadds, ten gross (1.52 net) coal seam wells, four gross (1.61 net) coal seam well recompletions, one gross (.88 net) coal seam payadd, six gross (.04 net) coal seam recavitations and facilities maintenance. There were 100 gross (32.47 net) new conventional wells, 31 gross (13.47 net) conventional well recompletions, two gross (.87 net) miscellaneous conventional capital projects, nine gross (3.17 net) conventional payadds, 15 gross (1.09 net) conventional restimulations, 12 gross (5.36 net) coal seam wells, seven gross (4.11 net) coal seam recompletions, two gross (.02 net) coal seam restimulations and six gross (.29 net) miscellaneous coal seam capital projects in progress as of December 31, 2001.

     BROG has informed the Trust that its projections for capital expenditures for the Underlying Properties in 2003 is estimated at $14.1 million. BROG anticipates 351 projects, including the drilling of 38 new wells to be operated by BROG and 26 wells to be operated by third parties. Of the new BROG operated wells, 14 are projected to be conventional wells completed to the Pictured Cliffs, Mesaverde, and/or Dakota formations, and the remaining 24 are projected as coal seam gas wells to be completed in the Fruitland Coal formation. A total of 21 of the wells operated by third parties are projected to be conventional wells and the remaining five are to be coal seam wells. BROG projects approximately $10.5 million to be spent on new wells, and $3.6 million to be expended in working over existing wells and in the maintenance and improvement of production facilities.

     In October 2002, the New Mexico Oil Conservation Division approved reduced, 160-acre spacing in selected portions of the Fruitland Coal formation. BROG has informed the Trust that, principally as a result of this approval, its budget for 2003 reflects a focus on the Fruitland Coal formation. In February 2002, BROG informed the Trust that the New Mexico Oil Conservation Division had approved plans for 80-acre infill drilling of the Dakota formation in the San Juan Basin. The New Mexico Oil Conservation has asked BROG and other interested parties to study over the next year whether the change in spacing requirements should be expanded to cover other portions of that reservoir. Eighty-acre spacing has been permitted in the Mesaverde formation since 1997.

     BROG has previously informed the Trust that increases in its capital program, particularly in 2001 and 2002, were designed to offset the natural decline in production from the Underlying Properties. BROG has reported favorable results in this effort in that natural gas production for calendar year 2002 averaged approximately 127 MMcf per day, as compared to average production of approximately 121 MMcf per day for calendar 2001, and 116 MMcf per day for calendar 2000.

     BROG indicates its budget for 2003 reflects continued significant development of properties in which the Trust's net overriding royalty interest is relatively high, a sustained focus on conventional formations, including infill drilling to the Mesaverde and Dakota formations, development of the Fruitland Coal formation and multiple formation completions.

OIL AND GAS PRODUCTION

     The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2002 were as follows:

                               2002                    2001                    2000
                       ---------------------   ---------------------   ---------------------
                         OIL                     OIL                     OIL
                       (BBLS)     GAS (MCF)    (BBLS)     GAS (MCF)    (BBLS)     GAS (MCF)
                       -------   -----------   -------   -----------   -------   -----------
Production...........   40,215    19,584,056    42,056    19,272,021    47,441    20,317,750
Average Price........  $ 20.90   $      2.32   $ 24.99   $      4.61   $ 24.66   $      2.99

PRICING INFORMATION

     Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under "Regulation" for information as to federal regulation of prices of oil and natural gas. Gas production from the properties from which the Royalty was carved totaled 46,206,298 Mcf during 2002.

     On September 4, 1996, the Trustee announced a settlement of litigation filed by the Trustee against BROG and Southland Royalty Company. In the settlement, agreement was reached, among other things, regarding marketing arrangements for the sale of those gas, oil and natural gas liquids products which are subject to the Royalty (the "Trust" gas, oil and/or natural gas liquids) as follows:

          (i) BROG agreed that all subsequent contracts for the sale of Trust gas would require the written approval of an independent gas marketing consultant acceptable to the Trust;

          (ii) BROG will continue to market the Trust oil and natural gas liquids but will make payments to the Trust based on actual proceeds from such sales, and BROG will no longer use posted prices as the basis for calculating proceeds to the Trust nor make a deduction for marketing fees associated with sales of oil or natural gas liquids products; and

          (iii) The independent marketer of the Trust gas is entitled to use of BROG's current gas transportation, gathering, processing and treating agreements with third parties, at least through the remainder of their primary terms.

     See Note 5 of Notes to Financial Statements of the Trust's Annual Report to security holders for the year ended December 31, 2002 for further discussion of this settlement and its impact on the Trust.

     BROG has entered into two contracts for the sale of all Trust gas. These contracts provide for (i) the sale of Trust gas in two packages to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of Trust gas at various delivery points over a period commencing April 1, 2002, and ending March 31, 2004, and (iii) the sale of Trust gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico.

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

OIL AND GAS RESERVES

     The following are definitions adopted by the SEC and the Financial Accounting Standards Board which are applicable to terms used within this Item:

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

     The independent petroleum engineers' reports as to the proved oil and gas reserves as of December 31, 2000, 2001 and 2002 were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 1999 to December 31, 2002 (in thousands):

                                                              CRUDE    NATURAL
                                                               OIL       GAS
                                                              (BBLS)    (MCF)
                                                              ------   --------
Reserves as of December 31, 1999............................    450     214,215
                                                               ----    --------
Revisions of previous estimates.............................    199      73,803
Extensions, discoveries and other additions.................     80      36,207
Production..................................................    (47)    (20,318)
                                                               ----    --------
Reserves as of December 31, 2000............................    682     302,907
                                                               ----    --------
Revisions of previous estimates.............................   (272)   (116,270)
Extensions, discoveries and other additions.................     15       9,450
Production..................................................    (42)    (19,272)
                                                               ----    --------
Reserves as of December 31, 2001............................    383     176,815
                                                               ----    --------
Revisions of previous estimates.............................     86      60,402
Extensions, discoveries and other additions.................     19      17,833
Production..................................................    (40)    (19,584)
                                                               ----    --------
Reserves as of December 31, 2002............................    448     235,466
                                                               ----    --------

     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                                              CRUDE    NATURAL
                                                               OIL       GAS
                                                              (BBLS)    (MCF)
                                                              ------   -------
2002........................................................   415     209,665
2001........................................................   356     162,577
2000........................................................   624     277,459

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

     The 2002, 2001 and 2000 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% are as follows (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Balance, January 1...................................  $173,846   $818,212   $229,721
Revisions of prior-year estimates, change in prices
  and other..........................................   233,062   (652,337)   530,811
Extensions, discoveries and other additions..........    25,642      7,519     94,753
Accretion of discount................................    17,385     81,821     22,972
Royalty income.......................................   (38,053)   (81,369)   (60,045)
                                                       --------   --------   --------
Balance, December 31.................................  $411,882   $173,846   $818,212
                                                       --------   --------   --------

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

     December average prices of $3.75 per Mcf of conventional gas, $2.80 per Mcf of coal seam gas and $24.88 per Bbl of oil were used at December 31, 2002, in determining future net revenue. The upward revision in reserve quantities for 2002 as compared to 2001 is primarily due to significantly higher oil and gas prices in December 2002 as compared to December 2001.

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

     The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2002, 2001 and 2000 (in thousands except amounts per Unit):

                                      2002                   2001                   2000
                              --------------------   --------------------   ---------------------
                              ESTIMATED              ESTIMATED              ESTIMATED
                               FUTURE     PRESENT     FUTURE     PRESENT      FUTURE     PRESENT
                                 NET      VALUE AT      NET      VALUE AT      NET       VALUE AT
                               REVENUE      10%       REVENUE      10%       REVENUE       10%
                              ---------   --------   ---------   --------   ----------   --------
Total Proved................  $737,639    $411,882   $290,582    $173,846   $1,580,837   $818,212
Proved Developed............  $661,634    $378,285   $266,834    $164,164   $1,445,557   $752,825
Total Proved Per Unit.......  $  13.85    $   7.93   $   6.23    $   3.73   $    33.92   $  17.55

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

  FEDERAL NATURAL GAS REGULATION

     The transportation and sale for resale of natural gas in interstate commerce, historically, have been regulated pursuant to several laws enacted by Congress and the regulations promulgated under these laws by the Federal Energy Regulatory Commission ("FERC") and its predecessor. In the past, the federal government has regulated the prices at which gas could be sold. Congress removed all non-price controls affecting wellhead sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future.

     Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present that affect the economics of natural gas production, transportation, and sales. In addition, FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry.

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

     Sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. The ability to transport and sell petroleum products are dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. Certain regulations implemented by FERC in recent years could result in an increase in the cost of transportation service on certain petroleum products pipelines.

  SECTION 29 TAX CREDIT

     The Trust began receiving royalty income from coal seam gas wells in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seams formations thereafter), generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. Thus, under current law, coal seam gas production after December 31, 2002 will not qualify for the Section 29 credit. For 2001, this tax credit was approximately $1.08 per MMBtu. For 2002, the amount of the credit will be determined by the Treasury Department no later than April 1, 2003, and, based on historical trends, is expected to approximate (within a 2-3% range) the 2001 credit.

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

     BROG provides the Trustee with certain Section 29 tax credit information, including qualifying coal seam volumes produced from Underlying Properties. In 1999, the Tenth Circuit Court upheld the position of the IRS and the Tax Court that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from FERC. FERC's certification authority expired effective January 1, 1993. However, on July 14, 2000, FERC issued a final ruling amending its regulations to reinstate certain regulations involving well category determinations for all wells and tight formation areas that could qualify for the Section 29 tax credit. BROG has informed the Trustee that it will seek certification of all qualified wells and that two additional wells were certified in 2002.

  OTHER REGULATION

     The oil and natural gas industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, environmental protection, occupational safety, resource conservation and equal employment opportunity.

ITEM 3. LEGAL PROCEEDINGS

SETTLEMENTS

     As part of the September 4, 1996 settlement of the litigation filed by the Trustee on June 4, 1992, against BROG and Southland Royalty Company, the Trust was entitled to certain adjustments (the "Val Verde Credit") that represented cost reductions favorable to the Trust in the charges for coal seam gas gathered and treated on BROG's Val Verde system. The settlement provided that the Val Verde Credit was applicable until the later of July 1, 2002 or until BROG no longer owned the Val Verde facility. By correspondence dated July 15, 2002, BROG notified the Trustee of the sale of the Val Verde facility to TEPPCO Partners, L.P. effective July 1, 2002. Accordingly, effective July 1, 2002, the calculation of net proceeds for gas gathered and treated at the Val Verde facility no longer includes the Val Verde Credit. The total annual amount of the Val Verde Credit has been estimated by the Trust's joint interest auditors as approximately $2.0 million. The loss of the Val Verde Credit will result in increased costs allocated to the Trust for coal seam gas gathered and treated on the Val Verde system and accordingly, will decrease the royalty income received by the Trust.

     An administrative claim was initiated on March 17, 1997, by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleged that additional royalties were due on production from federal and Indian leases in the State of New Mexico on properties burdened by the Trust. On December 3, 2001, BROG settled this claim by paying the Jicarilla Apache Nation the sum of $2,853,974 and the MMS the sum of $1,224,043. MMS also retained certain overpayments by BROG in the amount of $1,127,623 as part of the settlement. Certain properties included in this settlement are burdened by the Royalty. BROG has offset the entire $2,853,974 Jicarilla component of the settlement against amounts otherwise distributed in payment of the Royalty, and has informed the Trust that the $1,224,043 paid to the MMS is also allocable to the Royalty. BROG has indicated that it does not appear that any of the $1,127,623 in overpayments retained by the MMS is attributable to the Royalty.

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

     Beginning in May 2002, BROG deducted the lesser of $1 million or 50% of the monthly net proceeds from the monthly net proceeds otherwise payable to the Trust until an aggregate of $3,624,117 was deducted. BROG deducted $1 million from each of the monthly net proceeds payments to the Trust in May, June and July of 2002, and the balance in August of 2002. These deductions represented the Trust's share of the settlements.

     In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement, BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the Underlying Properties. The remainder of the imbalance is to be addressed through volume adjustments whereby the Trust's Royalty will be increased by the proceeds from 50% of the overproduced parties' interest, on a monthly basis, until the imbalance is corrected. The Trustee and its consultants remain in communication with BROG in order to determine the estimated value of the volume adjustments and the time during which the remainder of the imbalance will be corrected. BROG indicates that the volume adjustment commenced in August 2000. The Trust's consultants continue to monitor those adjustments.

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

     Due to the similarity of the claims in the Blanco Pool, Affiliate Proceeds Demand and the Coalbed Methane administrative appeals, to the claims in the suits in the In re Natural Gas Royalties qui tam litigation described below, settlement discussions between BROG and the federal government in the gas qui tam litigation will, if successful, include the settlement of each of the MMS Proceedings.

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

LITIGATION

  GRYNBERG LITIGATION

     In September 1998, BROG was advised by the United States Department of Justice under an order of confidentiality that a lawsuit styled United States of America ex rel. Jack J. Grynberg v. Burlington Resources Oil & Gas, et al., Civil Action No. 97-CV-189 and 190, United States District Court for the District of Wyoming, had been filed under seal pursuant to the qui tam provisions of the civil federal False Claims Act, and that seventy-seven similar cases had been filed by the plaintiff against other companies. The complaint alleges that BROG engaged in the mismeasurement of volumes and wrongful analysis of heating content of natural gas and engaged in other activities, including the sale of natural gas to affiliated companies, which resulted in the underpayment of royalties to the United States. The government investigated the plaintiff's claims, and in May 1999 issued notice that the United States would not intervene in the case. The lawsuits have been unsealed by the court and the plaintiff has served the complaint on BROG. This claim was subsequently consolidated into a multi-district litigation proceeding as described below.

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

     In October 2000, the federal Judicial Panel on Multidistrict Litigation ordered that the Wright and Osterhoudt lawsuits be transferred to the United State District Court for the District of Wyoming for inclusion with the Grynberg lawsuit described above in multidistrict litigation proceedings. A similar order was issued in December 2000 transferring the Perry lawsuit. These cases have been consolidated for pre-trial proceedings in the matter styled In re Natural Gas Royalties Qui Tam Litigation, MDL-1293, United States District Court for the District of Wyoming.

     If successful, this litigation could result in a decrease in royalty income received by the Trust. At this time, no estimate can be made as to the amount of any potential loss in this litigation, or the portion of any such potential loss that would be allocated to the Trust's interest. Any proposed allocation of loss to the Trust will be reviewed by the Trust's consultants.

  QUINQUE LITIGATION

     In September 1999, BROG was served with a class action petition styled Quinque Operating Company on behalf of Gas Producers v. Gas Pipelines, et al., Case No. 99 C 30, in the District Court of Stevens County, Kansas, naming certain of its current or former affiliates as defendants, along with hundreds of other gas production and gas pipeline companies. On February 21, 2002, the District Court granted leave for plaintiffs to file a third amended class action petition substituting in new class representative plaintiffs thereby changing the style of the case to Will Price, Stixon Petroleum, Inc. and Thomas F. Boles on behalf of Gas Producers v. Gas Pipelines, et al., Case No. 99 C 30, in the District Court of Stevens County, Kansas. The petition alleges that the defendants engaged in the mismeasurement of volumes and wrongful analysis of heating content of natural gas and engaged in other activities which resulted in the underpayment of revenue owed to working interest owners, royalty interest owners, overriding royalty interest owners and state taxing authorities. If successful, this litigation could result in a decrease in royalty income received by the Trust. At this time, no estimate can be made as to the amount of any loss in this litigation, or the portion of any such potential loss that would be allocated to the Trust. Any proposed allocation of loss to the Trust will be reviewed by the Trust's consultants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Unit Holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

     The information under "Units of Beneficial Interest" at page 1 of the Trust's Annual Report to security holders for the year ended December 31, 2002, is herein incorporated by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6. SELECTED FINANCIAL DATA

                                                FOR THE YEAR ENDED DECEMBER 31
                              -------------------------------------------------------------------
                                 2002          2001          2000          1999          1998
                              -----------   -----------   -----------   -----------   -----------
Royalty income..............  $38,053,281   $81,368,723   $60,044,773   $32,626,966   $30,317,860
Distributable income........   36,417,967    80,126,202    59,188,932    31,795,667    29,498,402
Distributable income per
  Unit......................     0.781354      1.719123      1.269909      0.682182      0.635039
Distributions per Unit......     0.781354      1.719123      1.269909      0.682182      0.635039
Total assets, December 31...   37,972,696    38,051,369    47,659,746    49,048,652    53,753,582

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The "Description of the Properties," "Trustee's Discussion and Analysis" and "Results of the 4th Quarters of 2002 and 2001" at pages 5 through 9 of the Trust's Annual Report to security holders for the year ended December 31, 2002, are herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unit Holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit Holders to any foreign currency related market risk. The Trust does not market the Trust gas, oil and/or natural gas liquids. BROG is responsible for such marketing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Trust and the notes thereto at page 10 et seq., of the Trust's Annual Report to security holders for the year ended December 31, 2002, are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     See information contained in the Trust's Form 8-K, dated July 17, 2001, reporting a change in accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unit Holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

ITEM 11. EXECUTIVE COMPENSATION

     The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

     During the year ended December 31, 2002, the Trustee received total remuneration as follows:

NAME OF INDIVIDUAL OR NUMBER OF                              CAPACITIES IN       CASH
PERSONS IN GROUP                                             WHICH SERVED    COMPENSATION
-------------------------------                              -------------   ------------
Bank One, N.A.(1)..........................................     Trustee        $148,399(3)
TexasBank(2)...............................................     Trustee        $ 44,316(3)

---------------

(1) During 2002, Bank One, N.A. served as Trustee for the period January 1, 2002 through September 30, 2002.

(2) During 2002, TexasBank served as Trustee for the period September 30, 2002 to December 31, 2002.

(3) Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee's standard hourly rates for time in excess of 300 hours annually. Beginning January 1, 2003, in no case will the administrative fee due under items (i) and (ii) above be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth, as of March 23, 2003, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

                                                            AMOUNT AND
                                                       NATURE OF BENEFICIAL
NAME AND ADDRESS                                            OWNERSHIP         PERCENT OF CLASS
----------------                                       --------------------   ----------------
Alpine Capital, L.P.(1)..............................    10,599,200 Units           22.7%
  201 Main Street, Suite 3100
  Fort Worth, Texas 76102
Societe General Asset Management Corp.(2)............     5,180,000 Units           11.1%
  1221 Avenue of the Americas
  New York, New York 10020
Capital Group International, Inc.(3).................     3,040,770 Units            6.5%
  Capital Guardian Trust Company
  11100 Santa Monica Blvd
  Los Angeles, CA 90025
McMorgan and Company(4)..............................     3,000,000 Units            6.4%
  1 Bush Street, Suite 800
  San Francisco, CA 94104

---------------

(1) This information was provided to the Trust on Amendment Number 29 to
    Schedule 13D, dated March 5, 2003, as filed with the SEC by Alpine Capital, L.P. ("Alpine"), which indicated that these Units were beneficially owned by Alpine. Robert W. Bruce, III and Algenpar, Inc., are general partners of Alpine and have shared power to vote and dispose of the Units held by Alpine. The Amendment Number 27 to Schedule 13D may be reviewed for more detailed information concerning the matters summarized herein.

(2) This information was provided to the Trust on Amendment Number 3 to Schedule 13G, dated January 6, 1999, as filed with the SEC. The Amendment Number 3 to
    Schedule 13G may be reviewed for more detailed information concerning the matters summarized herein.

(3) This information was provided to the Trust in Amendment Number 5 to Schedule 13G dated December 31, 2002. Capital Group International, Inc. and Capital Guardian Trust Company each reported sole voting power over 2,131,440 Units and sole dispositive power over 3,040,770 Units. The Amendment Number 5 to
    Schedule 13G may be reviewed for more detailed information concerning the matters summarized herein.

(4) This information was provided to the Trust in a Schedule 13G dated July 12, 1999, as filed with the SEC. The Schedule 13G may be reviewed for more detailed information concerning the matters summarized herein.

     (b) Security Ownership of Trustee. As of December 31, 2002, TexasBank owned no Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2002 and
Item 12(b) for information concerning Units owned by TexasBank.

ITEM 14. CONTROLS AND PROCEDURES

     The Trust maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed in the Trust's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by BROG to the Trustee and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure. Due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-K and the other periodic reports filed by the Trust with the SEC.

     The Trustee receives periodic updates from BROG regarding activities related to the Trust. Accordingly, the Trust's ability to timely report certain information required to be disclosed in the Trust's periodic reports is dependent on BROG's timely delivery of such information to the Trust. In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust's periodic reports, the Trust employs independent public accountants, joint interest auditors, marketing consultants, attorneys and petroleum engineers. These outside professionals assist the Trustee in reviewing and compiling this information for inclusion in this Form 10-K and the other periodic reports provided by the Trust to the SEC.

     The Trustee has evaluated the Trust's disclosure controls and procedures within the 90 days prior to the filing of this Annual Report on Form 10-K and has determined that, subject to BROG's delivery of timely and accurate information to the Trust, such disclosure controls and procedures are effective. The Trustee has not reviewed the Trust's disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Trust Indenture provide for, officers, a board of directors or an independent audit committee.

     Subsequent to the Trustee's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

FINANCIAL STATEMENTS

     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 2002:

     Independent Auditors' Reports

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

REPORTS ON FORM 8-K

     On October 1, 2002, the Trust filed a Current Report on Form 8-K, dated September 30, 2002, disclosing under Item 5 that it had issued a press release announcing that at a special meeting the Unit Holders had (a) appointed TexasBank as the successor Trustee of the Trust and (b) approved three separate groups of amendments to the Original Indenture.

EXHIBITS

EXHIBIT
NUMBER                               NUMBER DESCRIPTION
-------                              ------------------
(4)(a)      --  Amended and Restated Royalty Trust Indenture, dated
                September 30, 2002 (the original Royalty Trust Indenture,
                dated November 1, 1980 having been entered into between
                Southland Royalty Company and The Fort Worth National Bank,
                as Trustee) heretofore filed as Exhibit 99.2 of the Trust's
                Current Report on Form 8-K filed with the SEC on October 1,
                2002, is incorporated herein by reference.*
   (b)      --  Net Overriding Royalty Conveyance from Southland Royalty
                Company to the Forth Worth National Bank, as Trustee, dated
                November 3, 1980 (without Schedules), heretofore filed as
                Exhibit 4(b) to the Trust's Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
   (c)      --  Assignment of Net Overriding Interest (San Juan Basin
                Royalty Trust), dated September 30, 2002, between Bank One,
                N.A. and TexasBank heretofore filed as Exhibit 4(c) to the
                Trust's Quarterly Report on Form 10-Q with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
  (13)      --  Registrant's Annual Report to security holders for fiscal year ended December 31, 2002.**
(23.1)      --  Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

---------------

 * A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

** Filed herewith.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEXASBANK, AS
                                          TRUSTEE OF THE SAN JUAN BASIN
                                          ROYALTY TRUST

                                                 /s/ LEE ANN ANDERSON
                                          --------------------------------------
                                                     Lee Ann Anderson
                                             Vice President and Trust Officer

Date: March 27, 2003

               (The Trust has no directors or executive officers)

                                 CERTIFICATION

I, Lee Ann Anderson, certify that:

     1. I have reviewed this annual report on Form 10-K of San Juan Basin Royalty Trust, for which TexasBank acts as Trustee;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the period presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

          a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                          TEXASBANK, AS TRUSTEE FOR THE
                                          SAN JUAN BASIN ROYALTY TRUST

                                          By:     /s/ LEE ANN ANDERSON
                                            ------------------------------------
                                                     Lee Ann Anderson
                                             Vice President and Trust Officer

Date: March 27, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               NUMBER DESCRIPTION
-------                              ------------------
(4)(a)      --  Amended and Restated Royalty Trust Indenture, dated
                September 30, 2002 (the original Royalty Trust Indenture,
                dated November 1, 1980 having been entered into between
                Southland Royalty Company and The Fort Worth National Bank,
                as Trustee) heretofore filed as Exhibit 99.2 of the Trust's
                Current Report on Form 8-K filed with the SEC on October 1,
                2002, is incorporated herein by reference.*
   (b)      --  Net Overriding Royalty Conveyance from Southland Royalty
                Company to the Forth Worth National Bank, as Trustee, dated
                November 3, 1980 (without Schedules), heretofore filed as
                Exhibit 4(b) to the Trust's Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
   (c)      --  Assignment of Net Overriding Interest (San Juan Basin
                Royalty Trust), dated September 30, 2002, between Bank One,
                N.A. and TexasBank heretofore filed as Exhibit 4(c) to the
                Trust's Quarterly Report on Form 10-Q with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
  (13)      --  Registrant's Annual Report to security holders for fiscal year ended December 31, 2002.**
(23.1)      --  Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

---------------

 * A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

** Filed herewith.