Form 10-K/A
period 2002-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2003-04-01
CIK 319655

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

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

    At March 25, 2003, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    "Units of Beneficial Interest" at page 1; "Description of the Properties" at pages 5 and 6; "Trustee's Discussion and Analysis" at pages 7, 8 and 9; "Results of the 4th Quarters of 2002 and 2001" at page 10; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Change in Trust Corpus," "Notes to Financial Statements," and "Independent Auditor's Report" at page 11 et seq., in registrant's Annual Report to Unit Holders for the year ended December 31, 2002 are incorporated herein by reference for Item 2 (Properties) and Item 3 (Legal Proceedings) of Part I of this Report, and Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment No. 1 to the San Juan Basin Royalty Trust's Annual Report on Form 10-K for its fiscal year ended December 31, 2002 is being filed to amend the estimated future net revenues and present value of estimated future net revenues table on page 9 of the Annual Report solely to revise the 2002 per Unit information. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K and does not modify or update the disclosures in the original Form 10-K in any way other than as described in this Explanatory Note.

                                     PART I

     Certain information included in this Annual Report on Form 10-K/A contains, and other materials filed or to be filed by the San Juan Basin Royalty Trust (the "Trust") with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward-looking statements generally are accompanied by words such as "may," "will," "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe," "plan," "intend," or other words that convey the uncertainty of future events or outcomes. Such statements reflect Burlington Resources Oil & Gas Company LP's ("BROG"), the working interest owner's, current view with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by TexasBank, the Trustee of the Trust, and BROG and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

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

     The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2002, 2001 and 2000 (in thousands except amounts per Unit):

                                      2002                   2001                   2000
                              --------------------   --------------------   ---------------------
                              ESTIMATED              ESTIMATED              ESTIMATED
                               FUTURE     PRESENT     FUTURE     PRESENT      FUTURE     PRESENT
                                 NET      VALUE AT      NET      VALUE AT      NET       VALUE AT
                               REVENUE      10%       REVENUE      10%       REVENUE       10%
                              ---------   --------   ---------   --------   ----------   --------
Total Proved................  $737,639    $411,882   $290,582    $173,846   $1,580,837   $818,212
Proved Developed............  $661,634    $378,285   $266,834    $164,164   $1,445,557   $752,825
Total Proved Per Unit.......  $  15.83    $   8.84   $   6.23    $   3.73   $    33.92   $  17.55

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

ITEM 14. CONTROLS AND PROCEDURES

     The Trust maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed in the Trust's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by BROG to the Trustee and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure. Due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-K/A and the other periodic reports filed by the Trust with the SEC.

     The Trustee receives periodic updates from BROG regarding activities related to the Trust. Accordingly, the Trust's ability to timely report certain information required to be disclosed in the Trust's periodic reports is dependent on BROG's timely delivery of such information to the Trust. In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust's periodic reports, the Trust employs independent public accountants, joint interest auditors, marketing consultants, attorneys and petroleum engineers. These outside professionals assist the Trustee in reviewing and compiling this information for inclusion in this Form 10-K/A and the other periodic reports provided by the Trust to the SEC.

     The Trustee has evaluated the Trust's disclosure controls and procedures within the 90 days prior to the filing of this Annual Report on Form 10-K/A and has determined that, subject to BROG's delivery of timely and accurate information to the Trust, such disclosure controls and procedures are effective. The Trustee has not reviewed the Trust's disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Trust Indenture provide for, officers, a board of directors or an independent audit committee.

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

EXHIBITS

EXHIBIT
NUMBER                               NUMBER DESCRIPTION
-------                              ------------------
(4)(a)      --  Amended and Restated Royalty Trust Indenture, dated
                September 30, 2002 (the original Royalty Trust Indenture,
                dated November 1, 1980 having been entered into between
                Southland Royalty Company and The Fort Worth National Bank,
                as Trustee) heretofore filed as Exhibit 99.2 of the Trust's
                Current Report on Form 8-K filed with the SEC on October 1,
                2002, is incorporated herein by reference.*
   (b)      --  Net Overriding Royalty Conveyance from Southland Royalty
                Company to the Forth Worth National Bank, as Trustee, dated
                November 3, 1980 (without Schedules), heretofore filed as
                Exhibit 4(b) to the Trust's Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
   (c)      --  Assignment of Net Overriding Interest (San Juan Basin
                Royalty Trust), dated September 30, 2002, between Bank One,
                N.A. and TexasBank heretofore filed as Exhibit 4(c) to the
                Trust's Quarterly Report on Form 10-Q with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
  (13)      --  Registrant's Annual Report to security holders for fiscal year ended December 31, 2002, heretofore filed as Exhibit 13 to the Trust's Annual Report on Form 10-K for the fiscal
                year ended December 31, 2002, and filed with the SEC on
                March 27, 2003, is incorporated herein by reference.
(23.1)      --  Consent of Cawley, Gillespie & Associates, Inc., reservoir
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

Date: April 1, 2003

               (The Trust has no directors or executive officers)

                                 CERTIFICATION

I, Lee Ann Anderson, certify that:

     1. I have reviewed this annual report on Form 10-K/A of San Juan Basin Royalty Trust, for which TexasBank acts as Trustee;

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

                                          TEXASBANK, AS TRUSTEE FOR THE
                                          SAN JUAN BASIN ROYALTY TRUST

                                          By:     /s/ LEE ANN ANDERSON
                                            ------------------------------------
                                                     Lee Ann Anderson
                                             Vice President and Trust Officer

Date: April 1, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               NUMBER DESCRIPTION
-------                              ------------------
(4)(a)      --  Amended and Restated Royalty Trust Indenture, dated
                September 30, 2002 (the original Royalty Trust Indenture,
                dated November 1, 1980 having been entered into between
                Southland Royalty Company and The Fort Worth National Bank,
                as Trustee) heretofore filed as Exhibit 99.2 of the Trust's
                Current Report on Form 8-K filed with the SEC on October 1,
                2002, is incorporated herein by reference.*
   (b)      --  Net Overriding Royalty Conveyance from Southland Royalty
                Company to the Forth Worth National Bank, as Trustee, dated
                November 3, 1980 (without Schedules), heretofore filed as
                Exhibit 4(b) to the Trust's Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
   (c)      --  Assignment of Net Overriding Interest (San Juan Basin
                Royalty Trust), dated September 30, 2002, between Bank One,
                N.A. and TexasBank heretofore filed as Exhibit 4(c) to the
                Trust's Quarterly Report on Form 10-Q with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
  (13)      --  Registrant's Annual Report to security holders for fiscal year ended December 31, 2002, heretofore filed as Exhibit 13 to the Trust's Annual Report on Form 10-K for the fiscal
                year ended December 31, 2002, and filed with the SEC on
                March 27, 2003, is incorporated herein by reference.
(23.1)      --  Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

---------------

 * A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

** Filed herewith.