Form 10-Q
period 2003-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2003-05-15
CIK 319655

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                           COMMISSION FILE NO. 1-8032

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     Number of Units of beneficial interest outstanding at May 14, 2003: 46,608,796

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SAN JUAN BASIN ROYALTY TRUST

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the independent accountants for the San Juan Basin Royalty Trust (the "Trust"), at the request of TexasBank, the Trustee of the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the Trust continues to prepare its financial statements in a manner that differs from accounting principals generally accepted in the United States of America ("GAAP"); such presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's annual report on Form 10-K/A for the year ended December 31, 2002. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 2003, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2003 and 2002 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                          SAN JUAN BASIN ROYALTY TRUST

          CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash and short-term investments.............................  $ 9,401,502   $ 4,274,790
Net overriding royalty interest in producing oil and gas
  properties (net of accumulated amortization of
  $100,623,167 and $99,577,622 at March 31, 2003 and
  December 31, 2002, respectively)..........................   32,652,361    33,697,906
                                                              -----------   -----------
                                                              $42,053,863   $37,972,696
                                                              ===========   ===========

                              LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders........................  $ 9,286,644   $ 4,159,932
Cash reserves...............................................      114,858       114,858
Trust corpus -- 46,608,796 Units of beneficial interest
  authorized and outstanding................................   32,652,361    33,697,906
                                                              -----------   -----------
                                                              $42,053,863   $37,972,696
                                                              ===========   ===========

                  CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2003          2002
                                                              -----------   ----------
Royalty income..............................................  $19,911,068   $3,925,355
Interest income.............................................        7,453          746
Decrease in cash reserves...................................           --       76,761
                                                              -----------   ----------
                                                               19,918,521    4,002,862
General and administrative expenditures.....................      420,374      475,850
                                                              -----------   ----------
Distributable income........................................  $19,498,147   $3,527,012
                                                              ===========   ==========
Distributable income per Unit (46,608,796 Units)............  $  0.418337   $ 0.075673
                                                              ===========   ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                          SAN JUAN BASIN ROYALTY TRUST

          CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  2003            2002
                                                              -------------   ------------
Trust corpus, beginning of period...........................  $ 33,697,906    $37,859,749
Amortization of net overriding royalty interest.............    (1,045,545)      (380,704)
Distributable income........................................    19,498,147      3,527,012
Distributions declared......................................   (19,498,147)    (3,527,012)
                                                              ------------    -----------
Total corpus, end of period.................................  $ 32,652,361    $37,479,045
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

                          SAN JUAN BASIN ROYALTY TRUST

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF ACCOUNTING

     The San Juan Basin Royalty Trust was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

     - Royalty income recorded for a month is the amount computed and paid by the working interest owner, Burlington Resources Oil & Gas Company LP ("BROG"), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest ("Royalty") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

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

     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. The basis of accounting used by the Trust is widely used by royalty trusts for financial reporting purposes.

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

     The Trust began receiving royalty income from coal seam gas wells beginning in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to January 1, 1993 (including certain wells recompleted in coal seam formations thereafter) generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. For 2002, this tax credit was approximately $1.09 per MMBtu. The Trust also receives production from wells producing from a tight sands formation, which likewise generally qualifies for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurs before January 1, 2003. However, these wells must have been drilled after November 5, 1990, or must have been committed or dedicated to interstate commerce (as defined in Section 2(18) of the Natural Gas Policy Act as in effect November 5, 1990) as of April 20, 1977. Unlike the credit for coal seam gas, the credit for tight formation gas is not adjusted for inflation, so the credit remains fixed at .517241 per MMBtu. For qualifying production of the Trust, each Unit Holder must determine, from the tax information the Unit Holder receives from the

                          SAN JUAN BASIN ROYALTY TRUST

Trust, its pro rata share of such production based upon the number of Units owned during each month of the year and the amount of available credit per MMBtu for the year, and then apply the tax credit against the Unit Holder's own income tax liability, but such credit may not reduce the Unit Holder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below its tentative minimum tax. Section 29 also provides that any amount of
Section 29 credit disallowed for the tax year solely because of this limitation will increase their credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer's regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

     Congress is considering extending the Section 29 credit beyond its December 31, 2002 expiration date, and the creation of a similar tax credit for new production. Unless new legislation is passed, extending the Section 29 on existing eligible production or allowing for a credit on eligible new production, there will be no further Section 29 credit on the Trust's production sold in the year 2003 or later years.

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

5.  COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, BROG had incurred excess production costs of $2,259,628 on the underlying properties due primarily to high capital costs. The Trust conveyance provides for the deduction of excess production costs in determining royalty income until such costs are fully recovered and allows for interest to be charged on excess production costs at the prime rate. Interest in the amount of $10,545 was added to such

                          SAN JUAN BASIN ROYALTY TRUST
excess production costs. Of the total, $1,702,630 is attributable to the Trust and was deducted in determining first quarter 2002 royalty income.

6.  SUBSEQUENT EVENTS

     As part of a settlement between BROG and the Mineral Management Service of the United States Department of the Interior, $901,776 was deducted from the April 2003 royalty payment. This represents the Trust's 75% interest of the total settlement.

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

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     The Trust received royalty income of $19,911,068 and interest income of $7,453 during the first quarter of 2003. There was no change in cash reserves. After deducting administrative expenses of $420,374, distributable income for the quarter was $19,498,147 ($.418337 per Unit). In the first quarter of 2002, royalty income was $3,925,355, interest income was $746, cash reserves decreased $76,761, administrative expenses were $475,850 and distributable income was $3,527,012 ($.075673 per Unit). The tax credit relating to production from coal seam and tight sand wells sold before January 1, 2003, totaled approximately .03 per Unit for the first quarter of 2003 and $.01 per Unit for the first quarter of 2002. For further information concerning this tax credit, Unit Holders should refer to the Trust's Annual Report for 2002. Based on 46,608,796 Units outstanding, the per Unit distributions during the first quarter of 2003 were as follows:

January.....................................................   $.100682
February....................................................    .118408
March.......................................................    .199247
                                                               --------
Quarter Total...............................................   $.418337
                                                               ========

     The royalty income distributed in the first quarter of 2003 was higher than that distributed in the first quarter of 2002, primarily due to an increase in the average gas price from $2.20 per Mcf for the first quarter of 2002 to $3.51 per Mcf for the first quarter of 2003 and decreased capital expenditures. Interest earnings for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, were higher, primarily due to an increase in funds available for investment. Administrative expenses were lower primarily as a result of differences in timing in the receipt and payment of these expenses but also because administrative expenses in the first quarter of 2002 included expenses incurred in an arbitration proceeding involving BROG and the Trust undertaken to resolve certain gas marketing issues.

     The capital costs attributable to the properties from which the Trust's 75% net overriding royalty ("Royalty") was carved (the "Underlying Properties") for the first quarter of 2003 were reported by BROG as approximately $6.6 million. BROG's capital expenditure budget for the Underlying Properties for 2003 is estimated at $14.2 million, however, BROG reports that based on its actual capital requirements, its mix of projects, and swings in the price of natural gas, the actual capital expenditures for 2003 could range from $10 million to $22 million. Capital expenditures were approximately $11.3 million for the first quarter of 2002. In 2002, approximately $21.5 million in capital expenditures were deducted in calculating the Royalty. In February 2003, BROG informed the Trust that for 2003 it anticipates 351 projects, including the drilling of 38 new wells to be operated by BROG and 26 new wells to be operated by third parties. Of the new BROG operated wells, 14 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or

Dakota formations, and the remaining 24 are projected as coal seam wells completed in the Fruitland Coal formation. A total of 21 of the new wells operated by third parties are projected to be conventional wells and the remaining five are to be coal seam wells. BROG projects approximately $10.6 million to be spent on the new wells, and $3.6 million to be expended in working over existing wells and in the maintenance and improvement of production facilities.

     BROG indicates its budget for 2003 reflects continued, significant developments in which the Trust's net overriding royalty interest is relatively high, as well as a sustained focus in conventional formations, including infill drilling to the Mesaverde and Dakota formations, development of the Fruitland Coal formation and multiple formation completions.

     BROG previously informed the Trust that increases in its capital program, particularly in 2000 through 2002, were designed to offset the natural decline in production from the Underlying Properties. BROG has reported favorable results in this effort in that natural gas production for calendar 2002 averaged approximately 127 MMcf per day, as compared to average production of approximately 121 MMcf per day for calendar 2001 and 116 MMcf per day for calendar 2000. BROG has reported that natural gas production for the first quarter of 2003 averaged approximately 126 MMcf per day.

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

     BROG has informed the Trust that lease operating expenses and property taxes were $3,921,567 and $136,250 respectively, for the first quarter of 2003, as compared to $4,136,247 and $75,567, respectively, for the first quarter of 2002.

     The war in Iraq has increased the volatility in prices for oil and gas. It is unclear what effect the war in Iraq will have on the net proceeds received by the Trust and, accordingly, distributable income.

     BROG has informed the Trustee that during the first quarter of 2003, two gross (0.88 net) coal seam miscellaneous projects, seven gross (0.87 net) coal seam wells, three gross (0.94 net) miscellaneous capital projects, nine gross (6.56 net) conventional wells, 19 gross (0.92 net) payadds, and five gross (3.21 net) restimulations were completed on the Underlying Properties.

     Twenty-seven gross (9.53 net) coal seam wells, one gross (0.002 net) recavitation, four gross (0.14 net) recompletions, 25 gross (13.02 net) conventional wells, 27 gross (2.52 net) payadds, 14 gross (4.55 net) recompletions and 26 gross (17.56 net) restimulations were in progress at March 31, 2003.

     There were 43 gross (15.01 net) conventional wells, 18 gross (8.26 net) conventional recompletions, two gross (1.74 net) miscellaneous capital projects, nine gross (1.81 net) coal seam wells, three gross (0.90 net) miscellaneous coal seam capital projects, one gross (0.02 net) coal seam recavitation, and four gross (0.14 net) coal seam recompletions completed as of March 31, 2002.

     Sixty-four gross (13.23 net) conventional wells, 25 gross (7.32 net) conventional recompletions, five gross (0.51 net) miscellaneous capital projects, 10 gross (0.50 net) restimulations and five gross (2.73 net) payadds were in progress as of March 31, 2002. Seven gross (4.07 net) coal seam wells, nine gross (5.18 net) coal seam recompletions, one gross (0.04 net) miscellaneous coal seam capital project, and one gross (0.007 net) coal seam restimulation were in progress as of March 31, 2002.

     "Gross" acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG's interest therein is referred to as the "net" acres or wells. A payadd is the completion of an additional production interval in an existing completed zone in a well.

     During the first quarter of 2002, 43 gross (15.01 net) conventional wells, 18 gross (8.26 net) conventional recompletions, two gross (1.74 net) miscellaneous capital projects, nine gross (1.81 net) coal seam wells, three gross (0.90 net) miscellaneous coal seam capital projects, one gross (0.02 net) coal seam recavitation, and four gross (0.14 net) coal seam recompletions were completed as of March 31, 2002. Sixty-four gross (13.23 net) conventional wells, 25 gross (7.32 net) conventional recompletions, five gross (0.51 net) miscellaneous capital projects, 10 gross (0.50 net) restimulations and five gross (2.73 net) payadds were in progress as of March 31, 2002. Seven gross (4.07 net) coal seam wells, nine gross (5.18 net) coal seam recompletions, one gross (0.04 net) miscellaneous coal seam capital project, and one gross (0.007 net) coal seam restimulation were in progress as of March 31, 2002.

     Royalty income for the quarter ended March 31, 2003 is associated with actual gas and oil production during November 2002 through January 2003 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended March 31, 2003 and 2002 were as follows:

                                                                2003          2002
                                                             -----------   -----------
Gas:
  Total sales (Mcf)........................................   11,637,548    11,470,975
  Mcf per day..............................................      126,495       124,685
  Average price (per Mcf)..................................  $      3.51   $      2.20
Oil:
  Total sales (Bbls).......................................       16,107        23,454
  Bbls per day.............................................          175           255
  Average price (per Bbl)..................................  $     24.44   $     15.78

     Gas and oil sales attributable to the Royalty for the quarters ended March 31, 2003 and 2002 were as follows:

Gas sales (Mcf).............................................  6,151,128   1,925,143
Oil sales (Bbls)............................................      8,339       4,324

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

     During the first quarter of 2003, average gas prices were $1.31 higher than the average prices reported during the first quarter of 2002. The average price per barrel of oil during the first quarter of 2003 was $8.66 per barrel higher than that received for the first quarter of 2002 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

     BROG has entered into two contracts for the sale of all volumes of gas subject to the Royalty (the "Trust gas"). These contracts provide for (i) the sale of Trust gas in two packages to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of Trust gas at various delivery points over a two year period ending March 31, 2004, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) for the sale of Trust gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Neither party to either of the two contracts elected to give the twelve months notice required to terminate the contracts effective March 31, 2004, and accordingly, the term of both contracts has been extended through March 31, 2005. Unit Holders are referred to Note 6 of the Notes to Financial Statements in the Trust's 2002 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties. Prior to April 1, 2002, the Trust gas was sold under a contract dated November 10, 1999 between BROG and Duke Energy and Marketing L.L.C.

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

CALCULATION OF ROYALTY INCOME

     Royalty income received by the Trust for the three months ended March 31, 2003 and 2002, respectively, was computed as shown in the following table:

                                                                2003          2002
                                                             -----------   -----------
Gross proceeds of sales from the Underlying Properties:
Gas proceeds...............................................  $40,863,040   $25,216,887
Oil proceeds...............................................      393,663       370,150
                                                             -----------   -----------
Total......................................................   41,256,703    25,587,037
                                                             -----------   -----------
Less production costs:
Severance tax -- Gas.......................................    4,037,766     2,499,137
Severance tax -- Oil.......................................       34,209        35,954
Lease operating expense and property tax...................    4,057,817     4,211,814
Other......................................................       15,000        10,000
Capital expenditures.......................................    6,563,820    11,326,153
                                                             -----------   -----------
Total......................................................   14,708,612    18,083,058
                                                             -----------   -----------
Less excess production and interest from prior year........           --     2,270,173
                                                             -----------   -----------
Net profits................................................   26,548,091     5,233,806
Net overriding royalty interest............................           75%           75%
                                                             -----------   -----------
Royalty income.............................................  $19,911,068   $ 3,925,355
                                                             ===========   ===========

CONTRACTUAL OBLIGATIONS

     Under the Trust's indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee's standard hourly rates for time in excess of 300 hours annually. Beginning January 1, 2003, in no case will the administrative fee due under items (i) and (ii) above be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

EFFECTS OF SECURITIES REGULATION

     As a publicly-traded trust listed on the New York Stock Exchange (the "NYSE"), the Trust is and will continue to be subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations of the NYSE and the Sarbanes-Oxley Act of 2002. Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties. In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts, such as the Trust. In particular, the Sarbanes-Oxley Act of 2002 provides for the adoption by the Securities and Exchange Commission (the "SEC") of certain rules and regulations that may be impossible for the Trust to literally satisfy because of its nature as a pass-through trust. For example, the SEC is required to adopt rules and regulations pursuant to the Sarbanes-Oxley Act of 2002 that would require a publicly-traded company's board of directors, audit committee or executive directors (or similar body) to act with respect to certain corporate governance matters. The Trust does not have, nor does the Indenture governing the Trust provide for, a board of directors, an audit committee or any executive officers. Accordingly, the Trust could not literally comply with such rules and regulations. It is the Trustee's intention to follow the SEC's rulemaking closely, attempt to comply with such rules and regulations and, where appropriate, request relief from these rules and regulations. However, if the Trust is unable to comply with such rules and regulations or to obtain appropriate relief, the Trust may be required to expend as yet unknown but potentially material costs to amend the Indenture that governs the Trust to allow for compliance with such rules and regulations.

CRITICAL ACCOUNTING POLICIES

     In accordance with the Commission's staff accounting bulletins and consistent with other royalty trusts, the financial statements of the Trust are prepared on the following basis:

     - Royalty income recorded for a month is the amount computed and paid by BROG to the Trustee for the Trust.

     - Trust expenses recorded are based on liabilities paid and cash reserves established from royalty income for liabilities and contingencies.

     - Distributions to Unit Holders are recorded when declared by the Trustee.

     - The conveyance which transferred the Royalty to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits.

     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Trust maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed in the Trust's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by BROG to the Trustee and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure. Due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the SEC.

     The Trustee receives periodic updates from BROG regarding activities related to the Trust. Accordingly, the Trust's ability to timely report certain information required to be disclosed in the Trust's periodic reports is dependent on BROG's timely delivery of such information to the Trust. In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust's periodic reports, the Trust employs independent public accountants, joint interest auditors, marketing consultants, attorneys and petroleum engineers. These outside professionals assist the Trustee in reviewing and compiling this information for inclusion in this Form 10-Q and the other periodic reports provided by the Trust to the SEC.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SETTLEMENTS

     An administrative claim was initiated on March 17, 1997, by the Mineral Management Service of the United States Department of the Interior (the "MMS") against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleged that additional royalties were due on production from federal and Indian leases in the State of New Mexico on properties burdened by the Trust. On December 3, 2001, BROG settled this claim by paying the Jicarilla Apache Nation the sum of $2,853,974 and the MMS the sum of $1,224,043. MMS also retained certain overpayments by BROG in the amount of $1,127,623 as part of the settlement. Certain properties included in this settlement are burdened by the Royalty. BROG previously offset the entire $2,853,974 Jicarilla component of the settlement against amounts otherwise distributed in payment of the Royalty, and deducted $901,776 from the April 2003 distribution to the Trust as the Trust's 75% portion of the remaining $1,224,043 component of the settlement, slightly reduced by agreement of the parties. BROG has indicated that it does not appear that any of the $1,127,623 in overpayments retained by the MMS is attributable to the Royalty.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

(4)(a)  Amended and Restated Royalty Trust Indenture, dated
        September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee) heretofore filed as Exhibit 99.2 of the Trust's
        Current Report on Form 8-K filed with the SEC on October 1,
        2002, is incorporated herein by reference.*
(4)(b)  Net Overriding Royalty Conveyance from Southland Royalty
        Company to the Fort Worth National Bank, as Trustee, dated
        November 3, 1980 (without Schedules), heretofore filed as
        Exhibit 4(b) to the Trust's Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
(4)(c)  Assignment of Net Overriding Interest (San Juan Basin
        Royalty Trust), dated September 30, 2002, between Bank One,
        N.A. and TexasBank heretofore filed as Exhibit 4(c) to the Trust's Quarterly Report on Form 10-Q with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10(a) Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002 by and between Lee Ann
        Anderson and San Juan Basin Royalty Trust.**

---------------

 * A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

** Filed herewith.

     (b) Reports on Form 8-K.

     The Trust filed a report on Form 8-K on February 25, 2003. In the report, the Trust reported, under Item 5, that on February 10, 2003, it had issued a press release announcing the capital project plan for 2003 as delivered to it by BROG as well as revisions to the 2002 capital budget estimate.

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

Date: May 15, 2003

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

                                          TEXASBANK, AS TRUSTEE FOR THE
                                          SAN JUAN BASIN ROYALTY TRUST

                                          By:     /s/ LEE ANN ANDERSON
                                            ------------------------------------
                                                     Lee Ann Anderson
                                             Vice President and Trust Officer

Date: May 15, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
(4)(a)    Amended and Restated Royalty Trust Indenture, dated
          September 30, 2002 (the original Royalty Trust Indenture,
          dated November 1, 1980 having been entered into between
          Southland Royalty Company and The Fort Worth National Bank,
          as Trustee) heretofore filed as Exhibit 99.2 of the Trust's
          Current Report on Form 8-K filed with the SEC on October 1,
          2002, is incorporated herein by reference.*
(4)(b)    Net Overriding Royalty Conveyance from Southland Royalty
          Company to the Fort Worth National Bank, as Trustee, dated
          November 3, 1980 (without Schedules), heretofore filed as
          Exhibit 4(b) to the Trust's Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
(4)(c)    Assignment of Net Overriding Interest (San Juan Basin
          Royalty Trust), dated September 30, 2002, between Bank One,
          N.A. and TexasBank heretofore filed as Exhibit 4(c) to the
          Trust's Quarterly Report on Form 10-Q with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
 10(a)    Indemnification Agreement, dated May 13, 2003, with
          effectiveness as of July 30, 2002 by and between Lee Ann
          Anderson and San Juan Basin Royalty Trust.**

---------------

 * A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

** Filed herewith.