Form 10-Q
period 2003-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2003-11-13
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

Number of Units of beneficial interest outstanding at November 13, 2003: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by the independent accountants for the San Juan Basin Royalty Trust (the “Trust”), at the request of TexasBank, the Trustee of the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the Trust continues to prepare its financial statements in a manner that differs from accounting principals generally accepted in the United States of America (“GAAP”); such presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s annual report on Form 10-K/A for the year ended December 31, 2002. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 2003, and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2003 and 2002 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and short-term investments	$9,059,373	$4,274,790
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $102,529,118 and $99,577,622 at September 30, 2003 and December 31, 2002, respectively)	30,746,410	33,697,906

	$39,805,783	$37,972,696

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$8,944,515	$4,159,932
Cash reserves	114,858	114,858
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	30,746,410	33,697,906

	$39,805,783	$37,972,696

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
Royalty income	$24,332,317	$12,549,272	$70,294,774	$26,034,196
Interest income	9,359	6,560	32,613	9,410
Decrease in cash reserves	—	—	—	76,762

	24,341,676	12,555,832	70,327,387	26,120,368
General and administrative expenditures	520,244	259,497	1,389,073	1,282,218

Distributable income	$23,821,432	$12,296,335	$68,938,314	$24,838,150

Distributable income per Unit (46,608,796 Units)	$.511093	$.263820	$1.479085	$.532907

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
Trust corpus, beginning of period	$31,722,360	$36,354,315	$33,697,906	$37,859,749
Amortization of net overriding royalty interest	(975,950)	(1,462,771)	(2,951,496)	(2,968,205)
Distributable income	23,821,432	12,296,335	68,938,314	24,838,150
Distributions declared	(23,821,432)	(12,296,335)	(68,938,314)	(24,838,150)

Total corpus, end of period	$30,746,410	$34,891,544	$30,746,410	$34,891,544

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

The San Juan Basin Royalty Trust was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

•	Royalty income recorded for a month is the amount computed and paid by the working interest owner, Burlington Resources Oil & Gas Company LP (“BROG”), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interest (“Royalty”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The conveyance which transferred the overriding royalty interest to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits.

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

The Trust began receiving royalty income from coal seam gas wells beginning in 1989. Under Section 29 of the Internal Revenue Code, coal seam gas production from wells drilled prior to

January 1, 1993 (including certain wells recompleted in coal seam formations thereafter), generally qualified for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurred before January 1, 2003. For 2002, this tax credit was approximately $1.09 per MMBtu. The Trust also receives production from wells producing from a tight sands formation, which likewise generally qualified for the federal income tax credit for producing non-conventional fuels if such production and the sale thereof occurred before January 1, 2003, and certain other conditions are met. Unlike the credit for coal seam gas, the credit for tight formation gas was not adjusted for inflation, therefore the credit remained fixed at .517241 per MMBtu. For qualifying production of the Trust sold before January 1, 2003, each Unit Holder must determine from the tax information the Unit Holder receives from the Trust, its pro rata share of such production based upon the number of Units owned during each month of the year and the amount of available credit per MMBtu for the year, and then apply the tax credit against the Unit Holder’s own income tax liability, but such credit may not reduce the Unit Holder’s regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below its tentative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase a taxpayer’s credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer’s regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstances.

Unless new legislation is passed extending the Section 29 credit on existing eligible production, or allowing for a credit on eligible new production, for which some portion of the Trust’s production could qualify, there is no further Section 29 credit on the Trust’s production sold in the year 2003 or later years. Although both houses of Congress are presently considering energy legislation including provisions to extend the Section 29 credit in various ways, whether such provisions will be enacted into law and, if so, the effect thereof on the Trust and the Unit Holders is, at present, unknown.

BROG has historically provided to the Trust summary Section 29 tax credit information related to Trust properties. In 1999, the U.S. Court of Appeals for the 10th Circuit upheld the position of the Internal Revenue Service and the Tax Court that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer has received an appropriate well category determination from the Federal Energy Regulatory Commission (“FERC”). The FERC’s certification authority expired effective January 1, 1993. However, on July 14, 2000, the FERC issued a final ruling amending its regulations to reinstate certain regulations involving well category determinations for all wells and tight formation areas that could qualify for the Section 29 tax credit. BROG has informed the Trustee that it has identified approximately 250 wells as non-certified. Of those, BROG has determined that six do not qualify for the Section 29 tax credit. BROG has informed the Trustee that it will seek certification of all qualified wells and that two additional wells were certified in 2002.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. As a result of the Tax Reform Act of 1986, royalty income will generally be treated as portfolio income and may not be offset by passive losses.

3.	CONTINGENCIES

See Part II - Item 1, “Legal Proceedings” concerning the status of litigation matters.

4.	SETTLEMENT OF CLAIMS RELATING TO GAS IMBALANCE

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

As part of a settlement between BROG and the Mineral Management Service of the United States Department of the Interior relating to the property from which the Trust’s Royalty was carved (the “Underlying Properties”), $901,776 was deducted from the Trust’s April 2003 royalty payment. This represents the Trust’s 75% interest of the total settlement.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

     Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon and natural gas prices and the results thereof, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect BROG’s current view with respect to future events; are based on our assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and BROG and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

Three Months Ended September 30, 2003 and 2002

     The Trust received royalty income of $24,332,317 and interest income of $9,359 during the third quarter of 2003. After deducting administrative expenses of $520,244, distributable income for the quarter was $23,821,432 ($.511093 per Unit). In the third quarter of 2002, royalty income was $12,549,272, interest income was $6,560, administrative expenses were $259,497, and distributable income was $12,296,335 ($.263820 per Unit). The tax credit relating to production from coal seam and tight sand wells totaled approximately $.04 per Unit for the third quarter of 2002. Although both houses of Congress have passed an energy bill, the final form of the legislation is not yet known. Unless new legislation is passed extending the Section 29 credit on existing eligible production, or allowing for a credit on eligible new production, for which some portion of the Trust’s production could qualify, there is no further Section 29 credit on the Trust’s production sold in the year 2003 or later years. For further information concerning this tax credit, Unit Holders should refer to the Trust’s Annual Report for 2002. Based on 46,608,796 Units outstanding, the per Unit distributions during the third quarter of 2003 were as follows:

July	$.145119
August	.174068
September	.191906

Quarter Total	$.511093

     The royalty income distributed in the third quarter of 2003 was higher than that distributed in the third quarter of 2002, primarily due to an increase in the average gas price from $2.28 per Mcf for the third quarter of 2002 to $3.90 per Mcf for the third quarter of 2003. Interest earnings for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002, were higher, primarily due to an increase in funds available for investment. Administrative expenses were higher primarily as a result of differences in timing in the receipt and payment of these expenses but also because administrative expenses in the third quarter of 2003 included expenses incurred in negotiations involving BROG and the Trust undertaken to resolve certain joint interest auditing issues.

     BROG has informed the Trustee that the New Mexico Oil and Gas Proceeds Withholding Tax Act requires remitters who pay certain oil and gas proceeds from production on New Mexico properties on or after October 1, 2003, to withhold income taxes from such proceeds in the case of certain nonresident recipients. If it is determined that such withholding requirement applies to the Trust, the royalty income received by the Trust, and thus the distributions made to Unit Holders by the Trust, will decrease. The Trustee is in communication with BROG and with state taxing authorities regarding the new withholding requirement and its applicability to distributions made to the Trust. Unit Holders are reminded to consult with their tax advisors regarding the applicability of New Mexico income tax to distributions received from the Trust by a Unit Holder.

     The capital costs attributable to the Underlying Properties for the third quarter of 2003 were reported by BROG as approximately $4.3 million. BROG’s capital expenditure budget for the Underlying Properties for 2003 is estimated at $18 million of which approximately $8.2 million has been spent; however, BROG reports that based on its actual capital requirements, its mix of projects, and swings in the price of natural gas, the actual capital expenditures for 2003 could be as high as $22 million. Capital expenditures were approximately $2.1 million for the third quarter of 2002. Approximately $21.5 million in capital expenditures were deducted in calculating the Royalty for the year ended December 31, 2002. In February 2003, BROG informed the Trust that for 2003 it anticipates 351 projects, including the drilling of 38 new wells to be operated by BROG and 26 new wells to be operated by third parties. Of the new BROG operated wells, 14 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining 24 are projected as coal seam wells completed in the Fruitland Coal formation. A total of 21 of the new wells operated by third parties are projected to be conventional wells and the remaining five are predicted to be coal seam wells. BROG projects approximately $10.6 million to be spent on the new wells, and the balance of the budget to be expended in working over existing wells and in the maintenance and improvement of production facilities.

     BROG indicates its budget for 2003 reflects continued, significant developments in which the Trust’s net overriding royalty interest is relatively high, as well as a sustained focus in conventional formations, including infill drilling to the Mesaverde and Dakota formations, development of the Fruitland Coal formation and multiple formation completions.

     In October 2002, the New Mexico Oil Conservation Division approved 160-acre spacing in selected portions of the Fruitland Coal formation. BROG has informed the Trust that, principally as a result of this approval, its budget for 2003 reflects a focus on the Fruitland Coal formation. The New Mexico Oil Conservation Division has asked BROG and other interested parties to study whether the change in spacing requirements should be expanded to cover other portions of the Fruitland Coal formation.

     BROG has informed the Trust that lease operating expenses and property taxes were $3,917,464 and $135,000 respectively, for the third quarter of 2003, as compared to $3,974,830 and ($187,356), respectively, for the third quarter of 2002. The negative property tax allocation corrected property taxes previously allocated by BROG to the Trust in error.

     BROG has informed the Trustee that during the third quarter of 2003, 16 gross (2.94 net) coal seam wells, two gross (.92 net) recavitations, 11 gross (4.71 net) conventional wells, 11 gross (1.49 net) payadds, five gross (1.45 net) recompletions, and 11 gross (8.8 net) restimulations were completed on the Underlying Properties.

     Thirty-six gross (15.98 net) coal seam wells, four gross (.12 net) coal seam miscellaneous capital projects, one gross (.002 net) recavitation, 11 gross (1.16 net) coal seam recompletions, 47 gross (13.2 net) conventional wells, 12 gross (3.93 net) payadds, 17 gross (4.19 net) recompletions, and ten gross (2.77 net) restimulations were in progress at September 30, 2003.

     There was one gross (.41 net) coal seam miscellaneous project, two gross (.91 net) new coal seam wells, two gross (1.12 net) coal seam recompletions and three gross (.01 net) coal seam restimulations completed as of September 30, 2002.

     Three gross (1.26 net) new coal seam wells, one gross (.04 net) coal seam recavitation and five gross (3.41 net) coal seam recompletions were in progress as of September 30, 2002.

     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A payadd is the completion of an additional productive interval in an existing completed zone in a well.

     Royalty income for the quarter ended September 30, 2003 is associated principally with actual gas and oil production during May 2003 through July 2003 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2003 and 2002 were as follows:

	2003	2002
Gas:
Total sales (Mcf)	11,432,834	11,997,442
Mcf per day	124,270	130,406
Average price (per Mcf)	$3.90	$2.28
Oil:
Total sales (Bbls)	17,023	22,337
Bbls per day	185	243
Average price (per Bbl)	$24.74	$21.95

Gas and oil sales attributable to the Royalty for the three months ended September 30, 2003 and 2002 were as follows:

	2003	2002
Gas sales (Mcf)	6,819,487	6,831,526
Oil sales (Bbls)	10,161	12,772

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

     During the third quarter of 2003, average gas prices were $1.62 higher than the average prices reported during the third quarter of 2002. The average price per barrel of oil during the third quarter of 2003 was $2.79 per barrel higher than received for the third quarter of 2002 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

     BROG has entered into two contracts for the sale of all volumes of gas subject to the Royalty (the “Trust gas”). These contracts provide for (i) the sale of Trust gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services, (ii) the delivery of Trust gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) for the sale of Trust gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Unit Holders are referred to Note 6 of the Notes to Financial Statements in the Trust’s 2002 Annual

Report for further information concerning the marketing of gas produced from the Underlying Properties. Prior to April 1, 2002, the Trust gas was sold under a contract dated November 10, 1999 between BROG and Duke Energy and Marketing L.L.C.

     Confidentiality agreements with purchasers of gas produced from the Underlying Properties prohibit public disclosure of certain terms and conditions of gas sales contracts with those entities, including specific pricing terms and gas receipt points. Such disclosure could compromise the ability to compete effectively in the marketplace for the sale of gas produced from the Underlying Properties

Nine Months Ended September 30, 2003 and 2002

     For the nine months ended September 30, 2003, distributable income was $68,938,314 ($1.479085 per Unit) as compared to the $24,838,150 ($.532907 per Unit) of income distributed during the same period in 2002. The increase in distributable income from 2002 to 2003 resulted primarily from higher gas and oil prices during 2003. Interest income for the nine months ended September 30, 2003 was $32,613 compared to $9,410 during the first nine months of 2002. This increase is due to the timing of receipt of interest income and an increase in cash to be invested. General and administrative expenses were $1,389,073 for the nine months ended September 30, 2003, as compared to $1,282,218 during the same period in 2002. Administrative expenses of the Trust have increased due to the costs associated with compliance with the Sarbanes-Oxley Act of 2002.

     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2003 amounted to approximately $13.7 million. Capital expenditures were approximately $16.8 million for the first nine months of 2002. Lease operating expenses and property taxes totaled $11,741,872 and $406,250, respectively, for the first nine months of 2003 as compared to $11,774,463 and $(40,689), respectively, for the first nine months of 2002. The negative property tax allocation corrected property taxes previously allocated by BROG to the Trust in error.

     BROG informed the Trustee that during the nine months ended September 30, 2003, 25 gross (13.81 net) conventional wells and three gross (.94 net) miscellaneous capital projects were completed on the Underlying Properties. Forty-nine gross (3.22 net) payadds and 29 gross (21.55 net) restimulations were completed during the first nine months of 2003. During the nine months ended September 30, 2003, 31 gross (6.31 net) coal seam wells, two gross (.88 net) coal seam miscellaneous capital projects, two gross (.02 net) recavitations, and five gross (1.45 net) recompletions were completed.

     Royalty income for the nine months ended September 30, 2003 is associated with actual gas and oil production during November 2002 through July 2003 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
Gas:
Total sales (Mcf)	33,524,990	34,598,168
Mcf per day	122,802	126,733
Average price (per Mcf)	$3.95	$2.21
Oil:
Total Sales (Bbls)	57,511	72,035
Bbls per day	211	264
Average price (per Bbl)	$26.00	$19.44

Gas and oil sales attributable to the Royalty for the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
Gas sales (Mcf)	19,469,033	14,009,456
Oil sales (Bbls)	33,591	31,031

     During the first nine months of 2003, gas and oil prices were higher than during the first nine months of 2002. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

Calculation of Royalty Income

     Royalty income received by the Trust for the three months and nine months ended September 30, 2003 and 2002, respectively, was computed as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
	(unaudited)		(unaudited)
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$44,569,835	$27,127,920	$132,316,877	$76,613,158
Oil proceeds	421,151	490,493	1,495,298	1,400,519
Other (1)	—	(2,443,923)	(1,202,368)	(5,110,589)

Total	44,990,986	25,174,490	132,609,807	72,903,088

Less production costs:
Severance tax – Gas	4,154,859	2,486,138	12,833,373	7,236,679
Severance tax – Oil	37,399	40,929	130,913	114,457
Lease operating expense and property tax	4,052,464	3,787,473	12,148,122	11,733,774
Other	—	3,037	41,850	18,037
Capital expenditures	4,303,175	2,124,551	13,729,184	16,817,707

Total	12,547,897	8,442,128	38,883,442	35,920,654

Less excess production and interest from prior year	—	—	—	2,270,173

Net profits	32,443,089	16,732,362	93,726,365	34,712,261
Net overriding royalty interest	75%	75%	75%	75%

Royalty income	$24,332,317	$12,549,272	$70,294,774	$26,034,196

(1)	These charges represent amounts paid in settlement of various lawsuits. For additional information, see Part II, Item 1 of this Form 10-Q.

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

Effects of Securities Regulation

     As a publicly-traded trust listed on the New York Stock Exchange (the “NYSE”), the Trust is and will continue to be subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations of the NYSE and the Sarbanes-Oxley Act of 2002. Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties. In some instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts, such as the Trust. In particular, the Sarbanes-Oxley Act of 2002 provides for the adoption by the Securities and Exchange Commission (the “SEC”) of certain rules and regulations that may be impossible for the Trust to literally satisfy because of its nature as a pass-through trust. For example, the SEC is required to adopt rules and regulations pursuant to the Sarbanes-Oxley Act of 2002 that would require a publicly-traded company’s board of directors, audit committee or other similar body to act with respect to certain corporate governance matters. The Trust does not have, nor does the Indenture governing the Trust provide for, a board of directors, an audit committee or any executive officers. Accordingly, as currently structured, the Trust could not literally comply with such rules and regulations. It is the Trustee’s intention to follow the SEC’s rulemaking closely, attempt to comply with such rules and regulations and, where appropriate, request relief from these rules and regulations. However, if the Trust is unable to comply with such rules and regulations or to obtain appropriate relief, the Trust may be required to expend as yet unknown but potentially material costs to amend the Indenture that governs the Trust to allow for compliance with such rules and regulations.

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

     The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2003 and has determined that, subject to BROG’s delivery of timely and accurate information to the Trust, such disclosure controls and procedures are effective. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the indenture pursuant to which the Trust was created provide for, officers, a board of directors or an independent audit committee.

     During the three month period ended September 30, 2003, there were no changes in the Trust’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.

31	Certification required by Rule 13a-14(a), dated November 13, 2003, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**

32	Certification required by Rule 13a-14(b), dated November 13, 2003, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.**

**	Filed herewith.

(b)	Reports on Form 8-K.

The Trust filed a report on Form 8-K on July 23, 2003. In the report, the Trust reported, under Items 9 and 12, that on July 21, 2003, it had issued a press release announcing a monthly cash distribution to Unit Holders.

The Trust filed a report on Form 8-K on August 20, 2003. In the report, the Trust reported, under Item 12, that on August 19, 2003, it had issued a press release announcing a monthly cash distribution to Unit Holders.

The Trust filed a report on Form 8-K on September 19, 2003. In the report, the Trust reported, under Item 12, that on September 19, 2003, it had issued a press release announcing a monthly cash distribution to Unit Holders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXASBANK, AS TRUSTEE FOR THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ LEE ANN ANDERSON

Lee Ann Anderson
Vice President and Trust Officer

Date: November 13, 2003

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.

31	Certification required by Rule 13a-14(a), dated November 13, 2003, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**

32	Certification required by Rule 13a-14(b), dated November 13, 2003, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.**

**	Filed herewith