Form 10-K
period 2003-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2004-03-15
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8032

San Juan Basin Royalty Trust

(Exact name of registrant as specified in the
Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TexasBank, Trust Department 2525 Ridgmar Boulevard, Suite 100 Fort Worth, Texas (Address of principal executive offices)	76116 (Zip Code)

(Registrant’s telephone number, including area code)

(866) 809-4553

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐

    State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant as of June 30, 2003: $836,627,888.

    At March 12, 2004, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    “Units of Beneficial Interest” at page 1; “Description of the Properties” at page 4; “Trustee’s Discussion and Analysis” at pages 5-10; and “Statements of Assets, Liabilities and Trust Corpus,” “Statements of Distributable Income,” “Statements of Changes in Trust Corpus,” “Notes to Financial Statements,” and “Independent Auditors’ Report” at page 12 et seq., in registrant’s Annual Report to Unit Holders for the year ended December 31, 2003 are incorporated herein by reference for Item 5 (Market for Registrant’s Units, Related Security Holder Matters and Issuer Purchases of Units), Item 7 (Trustee’s Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.

PART I

      Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the San Juan Basin Royalty Trust (the “Trust”) with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect Burlington Resources Oil & Gas Company LP’s (“BROG”), the working interest owner’s, current view with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by TexasBank, the Trustee of the Trust, and BROG and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

Item 1.	Business

      The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and the Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “Trust Indenture”). The Trustee of the Trust is TexasBank. The principal office of the Trust is located at 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116, Attention: Trust Department (telephone number (866) 809-4553). The Trust maintains a website at www.sjbrt.com. The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the Securities and Exchange Commission (the “SEC”) on its website as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC.

      On October 23, 1980, the stockholders of Southland Royalty approved and authorized that company’s conveyance of a 75% net overriding royalty interest (equivalent to a net profits interest) to the Trust for the benefit of the stockholders of Southland Royalty of record at the close of business on the date of the conveyance (the “Royalty”) carved out of that company’s oil and gas leasehold and royalty interests in properties located in the San Juan Basin of northwestern New Mexico (the “Underlying Properties”). Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) the Royalty was transferred to the Trust on November 3, 1980, effective as to production from and after November 1, 1980 at 7:00 A.M.

      The Royalty was carved out of and now burdens the Underlying Properties as more particularly described under “Item 2. Properties” herein.

      The Royalty constitutes the principal asset of the Trust and the beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980 received one Unit for each share of the common stock of Southland Royalty then held. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became BROG.

      The function of the Trustee is to collect the income attributable to the Royalty, to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit Holders. The Trust is not empowered to carry on any business activity and has no employees, all administrative functions being performed by the Trustee.

      The term “net proceeds,” as used in the Conveyance, means the excess of “gross proceeds” received by BROG during a particular period over “production costs” for such period. “Gross proceeds” means the amount received by BROG (or any subsequent owner of the Underlying Properties) from the sale of the production attributable to the Underlying Properties subject to certain adjustments. “Production costs” generally means costs incurred on an accrual basis by BROG in operating the Underlying Properties, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not otherwise liable for any production costs or other costs or liabilities attributable to the Underlying Properties or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it shall not be obligated to return such overpayment, but the amounts payable to it for any subsequent period shall be reduced by such amount, plus interest, at a rate specified in the Conveyance.

      Compliance with state and federal environmental protection laws could reduce the income attributable to the Royalty received by the Trust. Costs of complying with such laws and regulations impact the production costs incurred by BROG in operating the Underlying Properties and may also affect capital expenditures by BROG. The Trust has no information regarding any estimated capital expenditures by BROG specifically allocable to environmental control facilities in the current or succeeding fiscal years.

      Certain of the Underlying Properties are operated by BROG with the obligation to conduct its operations in accordance with reasonable and prudent business judgment and good oil and gas field practices. As operator, BROG has the right to abandon any well when, in its opinion, such well ceases to produce or is not capable of producing oil and gas in paying quantities. BROG also is responsible, subject to the terms of an agreement with the Trust, for marketing the production from such properties, either under existing sales contracts or under future arrangements at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. BROG also has the obligation to maintain books and records sufficient to determine the amounts payable to the Trustee.

      Proceeds from production in the first month are generally received by BROG in the second month, the net proceeds attributable to the Royalty are paid by BROG to the Trustee in the third month and distribution by the Trustee to the Unit Holders is made in the fourth month. Unit Holders of record as of the last business day of each month (the “monthly record date”) will be entitled to receive the calculated monthly distribution amount for such month on or before ten business days after the monthly record date. The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. The aggregate monthly distribution amount is the excess of (i) the net proceeds attributable to the Royalty paid to the Trustee, plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust, over (ii) the expenses and payments of liabilities of the Trust, plus any net increase in cash reserves for contingent liabilities.

      Cash being held by the Trustee as a reserve for liabilities or contingencies (which reserves may be established by the Trustee in its discretion) or pending distribution is placed, in the Trustee’s discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, certificates of deposit of banks having capital, surplus and undivided profits in excess of $50,000,000, or money market funds that have been rated AAAmg or AAAm by Standard & Poor’s and AA by Moody’s, subject, in each case, to certain other qualifying conditions.

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

      The exploration for and the production of gas and oil is a speculative business. The Trust has no means of ensuring continued income from the Royalty at the present level or otherwise. In addition, fluctuations in prices and supplies of gas and oil and the effect these fluctuations might have on royalty income to the Trust and on reserves net to the Trust cannot be accurately projected. The Trustee has no information with which to make any projections beyond information on economic conditions which is generally available to the public and thus is unwilling to make any such projections.

      BROG has the right to sell its interest in the Underlying Properties and has recommended to the Trust that certain marginal Underlying Properties be sold to third parties. BROG has asked the Trust to join in such proposed sale by conveying the Royalty burdening the properties to be sold. The properties BROG proposes to sell constitute less than 2% of the Underlying Properties. The Trustee is currently evaluating whether its joinder in the sale would be in the best interest of the Unit Holders. The Trust intends to hold a special meeting of Unit Holders in 2004 to consider certain amendments to the Indenture, including an amendment that would allow the Trustee to sell up to a specified percentage of the value of the Royalty each year without obtaining the consent of Unit Holders.

Item 2.	Properties

      The Royalty conveyed to the Trust was carved out of Southland Royalty’s (now BROG’s) working interests and royalty interests in certain properties situated in the San Juan Basin in northwestern New Mexico (the “Underlying Properties”). See “Item 1. Business” for information on the conveyance of the Royalty to the Trust. References below to “gross” wells and acres are to the interests of all persons owning interests therein, while references to “net” are to the interests of BROG (from which the Royalty was carved) in such wells and acres.

      Unless otherwise indicated, the following information in this Item 2 is based upon data and information furnished to the Trustee by BROG.

Producing Acreage, Wells and Drilling

      The Underlying Properties consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico and 3,946 gross (1,170 net) economic wells, including dual completions. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation.

      The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

      In February, 2003, BROG announced an estimated capital budget for the Underlying Properties of approximately $14.1 million. During the year, the estimate was initially increased to $18.0 million, and then ultimately increased to approximately $21.1 million. BROG’s capital plan for the Underlying Properties for 2003 estimated 351 projects, including the drilling of 38 new wells to be operated by BROG and 26 wells to be operated by third parties. In 2003, BROG actually participated in 509 projects, including 58 new wells operated by BROG and 10 wells operated by third parties. BROG reported that the swings in the budget estimates related in large part to whether and when BROG was successful in obtaining the necessary governmental and landowner approvals to drill on a well-by-well basis.

      The aggregate capital expenditures reported by BROG in calculating net proceeds payable to the Trust for 2003 include approximately $6.5 million attributable to the capital budgets for prior years. This occurs because projects within a given year’s budget may extend into subsequent years, with capital expenditures attributable to those projects used in calculating distributable income to the Trust in those subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator. Capital expenditures of approximately

$14.6 million for 2003 budgeted projects were used in calculating net proceeds payable to the Trust in calendar year 2003, and approximately $5.3 million in capital expenditures were used in calculating net proceeds payable to the Trust for January and February 2004. Therefore, an additional approximately $1.2 million in capital expenditures for 2003 projects remains to be spent.

      During 2003, in calculating the net proceeds to the Trust, BROG deducted approximately $20.6 million of capital expenditures for projects, including drilling and completion of 44 gross (15.36 net) conventional wells, recompletion of two gross (.07 net) conventional wells, three gross (.94 net) miscellaneous capital projects, 29 gross (21.55 net) restimulations, 49 gross (3.22 net) conventional payadds, 53 gross (16.98 net) coal seam wells, nine gross (1.6 net) coal seam recompletions, two gross (.92 net) coal seam recavitations, one gross (.04 net) coal seam restimulation, and two gross (.88 net) miscellaneous coal seam capital projects and facilities maintenance. There were 32 gross (7.0 net) new conventional wells, recompletion of 15 gross (3.72 net) conventional wells, 22 gross (9.11 net) conventional well restimulations, 14 gross (3.65 net) conventional payadds, 54 gross (14.43 net) coal seam wells, six gross (1.62 net) coal seam recompletions, one gross (.002 net) recavitation, and six gross (.20 net) miscellaneous coal seam capital projects in progress as of December 31, 2003. A payadd is the completion of an additional productive interval in an existing completed zone in a well.

      During 2002, in calculating the net proceeds to the Trust, BROG deducted approximately $21.5 million of capital expenditures for projects, including drilling and completion of 98 gross (30.05 net) conventional wells, recompletion of 36 gross (14.44 net) conventional wells, 13 gross (2.21 net) miscellaneous capital projects, one gross (.82 net) restimulation, one gross (.05 net) payadd, 16 gross (5.42 net) coal seam wells, 11 gross (1.45 net) miscellaneous coal seam capital projects, 14 gross (5.77 net) coal seam recompletions, five gross (.98 net) coal seam recavitations, and three gross (.01 net) coal seam restimulations and facilities maintenance. There were 61 gross (24.49 net) new conventional wells, 20 gross (4.69 net) conventional well recompletions, 65 gross (19.82 net) miscellaneous conventional capital projects, four gross (1.41 net) coal seam wells, two gross (.99 net) coal seam recompletions, and five gross (1.72 net) miscellaneous coal seam capital projects in progress as of December 31, 2002.

      BROG has informed the Trust that its projections for capital expenditures for the Underlying Properties in 2004 is estimated at $18.5 million. Approximately $11.7 million of that budget is allocable to new wells, with approximately 61% of those wells projected to be drilled to formations producing coal seam gas as distinguished from conventional gas, and $6.8 million is to be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG reports that based on its actual capital requirements, its mix of projects and swings in the price of natural gas, the actual capital expenditures for 2004 could range from $15 million to $25 million. BROG anticipates 441 projects, including the drilling of 103 new wells to be operated by BROG and 29 wells to be operated by third parties. Of the new BROG operated wells, 30 are projected to be conventional wells completed to the Pictured Cliffs, Mesaverde, and/or Dakota formations, and the remaining 73 are projected as coal seam gas wells to be completed in the Fruitland Coal formation. A total of 22 of the wells operated by third parties are projected to be conventional wells and the remaining seven are to be coal seam wells.

      In February 2002, BROG informed the Trust that the New Mexico Oil Conservation Division had approved plans for 80-acre infill drilling of the Dakota formation in the San Juan Basin. In July 2003, the New Mexico Oil Conservation Division approved 160-acre spacing in the Fruitland Coal formation. BROG informed the Trust that, principally as a result of this approval, its budget for 2004 reflected a continued focus on the Fruitland Coal formation. Eighty-acre spacing has been permitted in the Mesaverde formation since 1997.

      BROG indicates its budget for 2004 reflects continued significant development of conventional formations, including infill drilling to the Mesaverde and Dakota formations, development of the Fruitland Coal formation and multiple formation completions. A majority of the new wells for 2004 are projected to be drilled on Underlying Properties in which the fractional working interest included in the Underlying

Properties is relatively low, but many of the recompletions and restimulations are scheduled on properties in which such working interest is relatively high.

Oil and Gas Production

      The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2003 were as follows:

	2003		2002		2001

	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)

Production	43,123	25,922,650	40,215	19,584,056	42,056	19,272,021
Average Price	$26.11	$3.93	$20.90	$2.32	$24.99	$4.61

Pricing Information

      Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. Gas production from the Underlying Properties totaled 45,202,576 Mcf during 2003.

      On September 4, 1996, the Trustee announced a settlement of litigation filed by the Trustee against BROG and Southland Royalty Company. In the settlement, agreement was reached, among other things, regarding marketing arrangements for the sale of those gas, oil and natural gas liquids products from the Underlying Properties going forward as follows:

(i) BROG agreed that all subsequent contracts for the sale of gas from the Underlying Properties would require the written approval of an independent gas marketing consultant acceptable to the Trust;

(ii) BROG will continue to market the oil and natural gas liquids from the Underlying Properties but will make payments to the Trust based on actual proceeds from such sales, and BROG will no longer use posted prices as the basis for calculating proceeds to the Trust nor make a deduction for marketing fees associated with sales of oil or natural gas liquids products; and

(iii) The independent marketer of the gas from the Underlying Properties is entitled to use of BROG’s current gas transportation, gathering, processing and treating agreements with third parties, at least through the remainder of their primary terms.

      See Note 5 of Notes to Financial Statements of the Trust’s Annual Report to security holders for the year ended December 31, 2003 for further discussion of this settlement and its impact on the Trust.

      BROG has entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provide for (i) the sale of such gas in two packages to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and (iii) the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing, L.L.C. were assumed by ConocoPhillips Company pursuant to an Assignment and Novation Agreement.

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

Oil and Gas Reserves

      The following are definitions adopted by the SEC and the Financial Accounting Standards Board which are applicable to terms used within this Form 10-K:

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

      The independent petroleum engineers’ reports as to the proved oil and gas reserves as of December 31, 2001, 2002 and 2003 were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2000 to December 31, 2003 (in thousands):

	Crude	Natural
	Oil	Gas
	(Bbls)	(Mcf)

Reserves as of December 31, 2000	682	302,907

Revisions of previous estimates	(272)	(116,270)
Extensions, discoveries and other additions	15	9,450
Production	(42)	(19,272)

Reserves as of December 31, 2001	383	176,815

Revisions of previous estimates	86	60,402
Extensions, discoveries and other additions	19	17,833
Production	(40)	(19,584)

Reserves as of December 31, 2002	448	235,466

Revisions of previous estimates	(31)	17,045
Extensions, discoveries and other additions	8	14,021
Production	(43)	(25,923)

Reserves as of December 31, 2003	382	240,609

      Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2003, 2002 and 2001 were as follows (in thousands):

	Crude	Natural
	Oil	Gas
	(Bbls)	(Mcf)

2003	349	218,266
2002	415	209,665
2001	356	162,577

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

      The 2003, 2002 and 2001 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% are as follows (in thousands):

	2003	2002	2001

Balance, January 1	$411,882	$173,846	$818,212
Revisions of prior-year estimates, change in prices and other	106,935	233,062	(652,337)
Extensions, discoveries and other additions	29,693	25,642	7,519
Accretion of discount	41,188	17,385	81,821
Royalty income	(91,997)	(38,053)	(81,369)

Balance, December 31	$497,701	$411,882	$173,846

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

      December average prices of $4.47 per Mcf of conventional gas, $3.31 per Mcf of coal seam gas and $28.12 per Bbl of oil were used at December 31, 2003, in determining future net revenue. The upward revision in reserve quantities for 2003 as compared to 2002 is due in part to higher oil and gas prices in December 2003 as compared to December 2002.

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

      The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2003, 2002 and 2001 (in thousands, except amounts per Unit):

	2003		2002		2001

	Estimated		Estimated		Estimated
	Future	Present	Future	Present	Future	Present
	Net	Value at	Net	Value at	Net	Value at
	Revenue	10%	Revenue	10%	Revenue	10%

Total Proved	$899,477	$497,701	$737,639	$411,882	$290,582	$173,846
Proved Developed	$818,782	$458,224	$661,634	$378,285	$266,834	$164,164
Total Proved Per Unit	$19.30	$10.68	$15.83	$8.84	$6.23	$3.73

      Proved reserve quantities are estimates based on information available at the time of preparation and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of those reserves may be substantially different from the above estimates. Moreover, the present values shown above should not be considered the market values of such oil and gas reserves or the costs that would be incurred to acquire equivalent reserves. A market value determination would require the analysis of additional parameters.

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

      Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry.

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

Section 29 Tax Credit

      Sales of production from coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits through 2002. Although both houses of Congress are presently considering energy legislation, including provisions to extend or reinstate the Section 29 credit in various ways, whether such provisions will be enacted into law, and if so, the effect thereof on the Trust and the Unit Holders is, at present, unknown. Even though the Section 29 credit does not apply to qualified fuel sold in 2003, a Section 29 credit (at the rate applicable in 2002) may apply to proceeds received in 2003 for qualified fuel sold in 2002 and earlier years for Unit Holders that utilize the cash method of tax accounting. The Internal Revenue Service has issued a private letter ruling to another taxpayer to the effect that cash method taxpayers may claim the Section 29 credit in a later year for sales of qualified fuel in an earlier year where the proceeds from such sales are received in the later year. Because a private letter ruling may be relied on only by the taxpayer who requested the ruling, the Trust applied for a similar ruling. Tax counsel to the Trust has been informed that the Internal Revenue Service intends to issue a Revenue Procedure in the near future allowing a cash basis taxpayer to report the Section 29 credit in either the year the qualifying production is sold or the year the income is received, provided that the taxpayer is consistent in its treatment from year to year and that, accordingly, it will not issue private letter rulings on this question. No assurance can be given, however, whether, or if so when, such a Revenue Procedure will be issued.

      To benefit from the credit in 2003, each cash basis Unit Holder must determine from the tax information the Unit Holder received from the Trust, its pro rata share of qualifying production of the Trust sold before January 1, 2003, based upon the number of Units owned during each month of the year, and the amount of available credit per MMbtu for the year, and then apply the tax credit against the Unit Holder’s own income tax liability, but such credit could not reduce the Unit Holder’s regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase a taxpayer’s credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer’s regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstance.

      BROG has historically provided to the Trust summary Section 29 tax credit information related to Trust properties. In 1999, the U.S. Court of Appeals for the 10th Circuit upheld the position of the Internal Revenue Service and the Tax Court that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer has received an appropriate well category determination from the FERC. Substantially all of the wells burdened by the Royalty have received the appropriate well category certification. BROG has informed the Trustee that it will continue to seek certification of any qualified but not certified wells burdened by the Royalty. Unless the Section 29 credit is extended or reinstated in such a way as to include previously drilled wells, however, these actions will not affect the Trust or its Unit Holders in periods after December 31, 2002.

      The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. As a result of the Tax Reform Act of 1986, royalty income such as that derived through the Trust will generally be treated as portfolio income and will not reduce passive losses.

Other Regulation

      The oil and natural gas industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, environmental protection, occupational safety, resource conservation and equal employment opportunity.

Item 3.	Legal Proceedings

Settlements

      An administrative claim was initiated on March 17, 1997 by the Mineral Management Service of the United States Department of the Interior (the “MMS”) against BROG regarding a gas contract settlement dated March 1, 1990, between BROG and certain other parties thereto. The claim alleged that additional royalties were due on production from federal and Indian leases in the State of New Mexico on properties burdened by the Trust Royalty. On December 3, 2001, BROG settled this claim by paying the Jicarilla Apache Nation the sum of $2,853,974 and the MMS the sum of $1,224,043. MMS also retained certain overpayments by BROG in the amount of $1,127,623 as part of the settlement. Certain properties included in this settlement are burdened by the Royalty. BROG previously offset the entire $2,853,974 Jicarilla component of the settlement against amounts otherwise distributed in payment of the Royalty, and offset $901,776 from the April 2003 distribution to the Trust as the Trust’s 75% portion of the remaining $1,224,043 component of the settlement, slightly reduced by agreement of the parties. BROG has indicated that it does not appear that any of the $1,127,623 in overpayments retained by the MMS is attributable to the Trust.

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

      No matters were submitted to a vote of Unit Holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Units, Related Security Holder Matters and Issuer Purchases of Units

      The information under “Units of Beneficial Interest” at page 1 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2003, is herein incorporated by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

Item 6.	Selected Financial Data

	2003	2002	2001	2000	1999

Royalty income	$91,997,262	$38,053,281	$81,368,723	$60,044,773	$32,626,966
Distributable income	90,357,837	36,417,967	80,126,202	59,188,932	31,795,667
Distributable income per Unit	1.938644	0.781354	1.719123	1.269909	0.682182
Distributions per Unit	1.938644	0.781354	1.719123	1.269909	0.682182
Total assets, December 31	36,905,104	37,972,696	38,051,369	47,659,746	49,048,652

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operation

      The “Description of the Properties” and “Trustee’s Discussion and Analysis” at pages 4 through 10 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2003, are herein incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unit Holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit Holders to any foreign currency related market risk. The Trust does not market the gas, oil and/or natural gas liquids from the Underlying Properties. BROG is responsible for such marketing.

Item 8.	Financial Statements and Supplementary Data

      The Financial Statements of the Trust and the notes thereto at page 12 et seq., of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2003, are herein incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Within the two most recent fiscal years, there have been no changes in and disagreements with the Trust’s independent accountants.

Item 9A.	Controls and Procedures

      The Trust maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by BROG to the Trustee and its employees who participate in the preparation of the Trust’s periodic reports to allow timely decisions regarding disclosure. Due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-K and the other periodic reports filed by the Trust with the SEC.

      The Indenture does not require BROG to update or provide information to the Trust. Under the Conveyance transferring the Royalty to the Trust, BROG is obligated to provide the Trust with certain information concerning calculations of net proceeds owed to the Trust, among other information. The information which BROG elects to disclose to the Trust, and which is included in the Trust’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, is broader than the information which BROG is required to disclose to the Trust pursuant to the Conveyance. Pursuant to the settlement of the litigation described in Note 5 to the Financial Statements, BROG agreed to new, more formal financial reporting and audit procedures as compared to those provided in the Conveyance.

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

      The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2003, and has determined that, subject to BROG’s delivery of timely and accurate information to the Trust, such disclosure controls and procedures are effective. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Trust Indenture provide for, officers, a board of directors or an independent audit committee.

      During the three month period ended December 31, 2003, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The Trust has no directors, executive officers or employees; the Trust is managed by a corporate trustee. Accordingly, the Trust does not have an audit committee, audit committee financial expert or a code of ethics applicable to executive officers. The Trustee, however, has adopted a policy regarding standards of conduct and conflicts of interest applicable to all directors, officers and employees of the Trustee. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unit Holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

Section 16(a) Beneficial Ownership Reporting Compliance

      The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2003, except that Alpine Capital, L.P. filed a Form 4 on November 12, 2003 disclosing, among other things, two transactions that were not reported on a timely basis.

Item 11.	Executive Compensation

      The Trust has no directors, executive officers or employees. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

      During the past three years the Trustee received total remuneration as follows:

Name of Individual		Capacities in	Cash
or Entity	Year	Which Served	Compensation

TexasBank	2003	Trustee	$234,064 (1)
TexasBank(2)	2002	Trustee	$44,316
Bank One, N.A.(3)	2002	Trustee	$148,399
Bank One N.A.	2001	Trustee	$125,259

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first

$100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. As of January 1, 2003, the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

(2)	During 2002, TexasBank served as Trustee for the period September 30, 2002 through December 31, 2002.

(3)	During 2002, Bank One, N.A. served as Trustee for the period January 1, 2002 through September 30, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

      The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

      (a) Security Ownership of Certain Beneficial Owners. The following table sets forth, as of March 9, 2004, information with respect to each person known to beneficially own more than 5% of the outstanding Units of the Trust:

	Amount and Nature
	of Beneficial
Name and Address	Ownership	Percent of Class

Societe General Asset Management Corp.(1)	3,905,000 Units	8.7%
1221 Avenue of the Americas
New York, New York 10020

(1)	The source of this information is a Form 13F for the quarter ended September 30, 1999, filed by Societe General Asset Management Corp. with the SEC.

      (b) Security Ownership of Trustee. As of March 9, 2004, TexasBank owned no Units.

Item 13.	Certain Relationships and Related Transactions

      The Trust has no directors or executive officers and is not empowered to carry on any business activity. Accordingly, there are no relationships or related transactions to which the Trust was a party that are required to be disclosed. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2003 and Item 12 for information concerning Units owned by TexasBank.

Item 14.	Principal Accountant Fees and Services

      The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2003	2002

Audit Fees	$29,730	$25,475
Audit-Related Fees	-0-	-0-
Tax Fees	6,470	12,325
All Other Fees	-0-	-0-

Total	$36,200	$37,800

      Audit Fees consist of fees billed for professional services rendered for the audit of the Trust’s annual financial statements, review of the interim financial statements included in the Trust’s quarterly reports and services that are normally provided by Weaver and Tidwell, L.L.P. in connection with statutory and regulatory filings or engagements.

      Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. This category includes fees related to audit and attest services not required by statute or regulations and consultations concerning financial accounting and reporting standards.

      Tax Fees consist of fees for professional services billed for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation, preparation of the B-schedules and tax booklet.

      All Other Fees consist of fees billed for products and services other than the services reported above.

      The Trust has no directors or executive officers. Accordingly, the Trust does not have an audit committee and there are no audit committee pre-approval policies or procedures relating to services provided by the Trust’s independent accountants. Pursuant to the terms of the Trust Indenture, the Trustee engages and approves all services rendered by the Trust’s independent accountants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following documents are filed as a part of this Annual Report on Form 10-K:

Financial Statements

      Included in Part II of this Annual Report on Form 10-K by reference to the Trust’s Annual Report to Unit Holders for the year ended December 31, 2003:

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

Reports on Form 8-K

      The Trust filed a report on Form 8-K on October 21, 2003. In the report, the Trust reported, under Item 12, that on October 21, 2003, it had issued a press release announcing a monthly cash distribution to Unit Holders.

      The Trust filed a report on Form 8-K on November 20, 2003. In the report, the Trust reported, under Item 12, that on November 17, 2003, it had issued a press release announcing a monthly cash distribution to Unit Holders.

      The Trust filed a report on Form 8-K on December 19, 2003. In the report, the Trust reported, under Item 12, that on December 19, 2003, it had issued a press release announcing a monthly cash distribution to Unit Holders.

Exhibits

Exhibit
Number		Description

4	(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.*
4	(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Forth Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
4	(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
13		Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2003.**
23		Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31		Certification required by Rule 13a-14(a), dated March 15, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**
32		Certification required by Rule 13a-14(b), dated March 15, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank on behalf of TexasBank, the Trustee of the Trust.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXASBANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ LEE ANN ANDERSON

Lee Ann Anderson
Vice President and Trust Officer

Date: March 15, 2004

(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit
Number		Description

4	(a)
Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.*

4	(b)
Net Overriding Royalty Conveyance from Southland Royalty Company to the Forth Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

4	(c)
Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*

13		Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2003.**
23		Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31		Certification required by Rule 13a-14(a), dated March 15, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**
32		Certification required by Rule 13a-14(b), dated March 15, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.