Form 10-Q
period 2004-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2004-05-10
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Number of Units of beneficial interest outstanding at May 10, 2004: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by the independent accountants for the San Juan Basin Royalty Trust (the “Trust”), at the request of TexasBank, the Trustee of the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the Trust continues to prepare its financial statements in a manner that differs from accounting principals generally accepted in the United States of America (“GAAP”); such presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report for the year ended December 31, 2003. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 2004, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2004 and 2003 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
ASSETS	2004	2003
	(Unaudited)
Cash and short-term investments	$9,259,177	$7,082,284
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $104,144,228 and $103,452,708 at March 31, 2004 and December 31, 2003, respectively)	29,131,300	29,822,820

	$38,390,477	$36,905,104

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$9,144,319	$6,967,426
Cash reserves	114,858	114,858
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	29,131,300	29,822,820

	$38,390,477	$36,905,104

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Royalty income	$21,196,352	$19,911,068
Interest income	8,692	7,453

	21,205,044	19,918,521
General and administrative expenditures	513,163	420,374

Distributable income	$20,691,881	$19,498,147

Distributable income per Unit (46,608,796 Units)	$0.443948	$0.418337

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Trust corpus, beginning of period	$29,822,820	$33,697,906
Amortization of net overriding royalty interest	(691,520)	(1,045,545)
Distributable income	20,691,881	19,498,147
Distributions declared	(20,691,881)	(19,498,147)

Total corpus, end of period	$29,131,300	$32,652,361

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

The San Juan Basin Royalty Trust (the “Trust”) was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

•	Royalty income recorded for a month is the amount computed and paid by the working interest owner, Burlington Resources Oil & Gas Company LP (“BROG”), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the Trust’s 75% net overriding royalty interest (the “Royalty”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The conveyance which transferred the Royalty to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits before Royalty income is again paid to the Trust.

The financial statements of the Trust differ from financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of an expense. The basis of accounting used by the Trust is widely used by royalty trusts for financial reporting purposes.

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

The Royalty constitutes an “economic interest” in oil and gas properties for federal income tax purposes. Unit Holders must report their share of the revenues of the Trust as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. The Royalty is treated as a single property for depletion purposes. The Trust has on file technical advice memoranda confirming such tax treatment.

Sales of production from coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits through 2002. Although both houses of Congress are presently considering energy legislation, including provisions to extend or reinstate the Section 29 credit in various ways, whether such provisions will be enacted into law, and if so, the effect thereof on the Trust and the Unit Holders is at present unknown. Even though the Section 29 credit does not apply to qualified fuel sold in 2003 or later, a Section 29 credit (at the rate applicable in 2002) may apply to proceeds received in 2003 or later for qualified fuel sold in 2002 and earlier years for Unit Holders that utilize the cash method of tax accounting. The Internal Revenue Service has issued Revenue Procedure 2004-27 to the effect that cash method taxpayers may claim the Section 29 credit in a later year for sales of qualified fuel in 2002 and earlier years where the proceeds from such sales are received in the later year.

To benefit from the credit in 2004, each cash basis Unit Holder must determine from the tax information the Unit Holder received from the Trust, its pro rata share of qualifying production of the Trust sold before January 1, 2003, based upon the number of Units owned during each month of the year, and the amount of available credit per MMbtu for the year, and then apply the tax credit against the Unit Holder’s own income tax liability, but such credit could not reduce the Unit Holder’s regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below its tentative minimum tax. Section 29 also provides that any amount of Section 29 credit disallowed for the tax year solely because of this limitation will increase a taxpayer’s credit for prior year minimum tax liability, which may be carried forward indefinitely as a credit against the taxpayer’s regular tax liability, subject, however, to the limitations described in the preceding sentence. There is no provision for the carryback or carryforward of the Section 29 credit in any other circumstance.

BROG has historically provided to the Trust summary Section 29 tax credit information related to Trust properties. In 1999, the U.S. Court of Appeals for the 10th Circuit upheld the position of the Internal Revenue Service and the Tax Credit that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer has received an appropriate well category determination from the Federal Energy Regulatory Commission. Substantially all of the wells burdened by the Royalty have received the appropriate well category certification. BROG has informed the Trustee that it will continue to seek certification of any qualified but not certified wells burdened by the Royalty.

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

     Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect BROG’s current view with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and BROG and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

Business Overview

     The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “Indenture”). The Trustee of the Trust is TexasBank.

     On October 23, 1980, the stockholders of Southland Royalty approved and authorized that company’s conveyance of a 75% net overriding royalty interest (equivalent to a net profits interest) to the Trust for the benefit of the stockholders of Southland Royalty of record at the close of business on the date of the conveyance (the “Royalty”) carved out of that company’s oil and gas leasehold and royalty interests in properties located in the San Juan Basin of northwestern New Mexico (the “Underlying Properties”). Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) the Royalty was transferred to the Trust on November 3, 1980, effect as to production from and after November 1, 1980 at 7:00 A.M.

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

Three Months Ended March 31, 2004 and 2003

     The Trust received Royalty income of $21,196,352 and interest income of $8,692 during the first quarter of 2004. There was no change in cash reserves. After deducting administrative expenses of $513,163, distributable income for the quarter was $20,691,881 ($.443948 per Unit). In the first quarter of 2003, Royalty income was $19,911,068, interest income was $7,453, there was no change in cash reserves, administrative expenses were $420,374 and distributable income was $19,498,147 ($.418337 per Unit). The tax credit relating to production from coal seam and tight sand wells sold before January 1, 2003, totaled approximately $.03 per Unit for the first quarter of 2003. For further information concerning this tax credit, Unit Holders should refer to the Trust’s Annual Report for 2003. Based on 46,608,796 Units outstanding, the per Unit distributions during the first quarter of 2004 were as follows:

January	$.115187
February	.132568
March	.196193

Quarter Total	$.443948

     The Royalty income distributed in the first quarter of 2004 was higher than that distributed in the first quarter of 2003, primarily due to an increase in the average gas price from $3.51 per Mcf for the first quarter of 2003 to $4.17 per Mcf for the first quarter of 2004. Interest earnings for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, were higher, primarily due to an increase in funds available for investment. Administrative expenses were higher primarily as a result of differences in timing in the receipt and payment of these expenses.

     BROG has informed the Trustee that the New Mexico Oil and Gas Proceeds Withholding Tax Act (the “Withholding Tax Act”) requires remitters who pay certain oil and gas proceeds from production on New Mexico properties on or after October 1, 2003, to withhold income taxes from such proceeds in the case of certain nonresident recipients. The Trustee, on advice of counsel, has observed that “net profits interests,” such as the Royalty, and other types of interests, the extent of which cannot be determined with respect to a specific share of the oil and gas production, are excluded from the withholding requirements of the Withholding Tax Act. Unit Holders are reminded to consult with their tax advisors regarding the applicability of New Mexico income tax to distributions received from the Trust by a Unit Holder.

     The capital costs attributable to the Underlying Properties for the first quarter of 2004 were reported by BROG as approximately $9.45 million. BROG’s capital expenditure budget for the Underlying Properties for 2004 is estimated at $18.5 million of which approximately $383,000 has been spent; however, BROG reports that based on its actual capital requirements, its mix of projects and swings in the price of natural gas, the actual capital expenditures for 2004 could range from $15 million to $25 million. Capital expenditures were approximately $6.6 million for the first quarter of 2003. In 2003, approximately $20.6 million in capital expenditures were deducted in calculating Royalty income. In February 2004, BROG informed the Trustee that for 2004 it anticipates 441 projects, including the drilling of 103 new wells to be operated by BROG and 29 wells to be operated by third parties. Of the new BROG operated wells, 30 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining 73 are projected as coal seam wells completed in the Fruitland Coal formation. A total of 22 of the wells operated by third parties are projected to be conventional wells and the remaining seven are projected to be coal seam wells. BROG projects approximately $11.7 million to be spent on the new wells, and $6.8 million is to be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG has indicated that, principally as a result of the New Mexico Oil Conservation Division’s approval of reduced, 160-acre spacing in the Fruitland Coal formation, BROG’s budget for 2004 reflects a continued focus on that formation.

     BROG indicates its budget for 2004 reflects continued, significant development of conventional formations, including infill drilling to the Mesaverde and Dakota formations, development of the

Fruitland Coal formation and multiple formation completions. A majority of the new wells for 2004 are projected to be drilled on Underlying Properties in which the fractional working interest included in the Underlying Properties is relatively low, but many of the recompletions and restimulations are scheduled on properties in which such working interest is relatively high.

     BROG has informed the Trustee that lease operating expenses and property taxes were $3,998,055 and $126,800, respectively, for the first quarter of 2004, as compared to $3,921,567 and $136,250, respectively, for the first quarter of 2003.

     BROG has reported to the Trustee that during the first quarter of 2004, five gross (0.17 net) coal seam wells, one gross (0.82 net) coal seam recompletion, ten gross (6.33 net) conventional wells, three gross (0.007 net) payadds, one gross (0.44 net) recompletion, and four gross (3.37 net) restimulations were completed on the Underlying Properties.

     Three gross (0.12 net) coal seam miscellaneous projects, 78 gross (11.97 net) coal seam wells, ten gross (0.27 net) conventional wells, five gross (1.77 net) payadds, eight gross (5.86 net) recompletions, and 12 gross (8.06 net) restimulations were in progress at March 31, 2004.

     There were two gross (0.88 net) coal seam miscellaneous projects, seven gross (0.87 net) coal seam wells, three gross (0.94 net) miscellaneous capital projects, nine gross (6.56 net) conventional wells, 19 gross (0.92 net) payadds and five gross (3.21 net) restimulations completed on the Underlying Properties as of March 31, 2003. Twenty-seven gross (9.53 net) coal seam wells, one gross (0.002 net) recavitation, four gross (0.14 net) recompletions, 25 gross (13.02 net) conventional wells, 27 gross (2.52 net) payadds, 14 gross (4.55 net) recompletions and 26 gross (17.56 net) restimulations were in progress at March 31, 2003.

     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional production interval in an existing completed zone in a well.

     Royalty income for the quarter ended March 31, 2004, is associated with actual gas and oil production during November 2003 through January 2004 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended March 31, 2004 and 2003 were as follows:

	2004	2003
Gas:
Total sales (Mcf)	11,029,233	11,637,548
Mcf per day	119,883	126,495
Average price (per Mcf)	$4.17	$3.51
Oil:
Total sales (Bbls)	14,855	16,107
Bbls per day	161	175
Average price (per Bbl)	$28.06	$24.44

Gas and oil sales attributable to the Royalty for the quarters ended March 31, 2004 and 2003 were as follows:

Gas sales (Mcf)	5,505,696	6,151,128
Oil sales (Bbls)	7,327	8,339

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

     During the first quarter of 2004, average gas prices were $.66 higher than the average prices reported during the first quarter of 2003. The average price per barrel of oil during the first quarter of 2004 was $3.62 per barrel higher than that received for the first quarter of 2003 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

     BROG has entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provide for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) for the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips Company (“ConocoPhillips”) pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG is preparing a form of request for proposal that will be circulated to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Unit Holders are referred to Note 6 of the Notes to Financial Statements in the Trust’s 2003 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

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

Calculation of Royalty Income

     Royalty income received by the Trust for the three months ended March 31, 2004 and 2003, respectively, was computed as shown in the following table:

	2004	2003
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$46,020,762	$40,863,040
Oil proceeds	416,764	393,663

Total	46,437,526	41,256,703

Less production costs:
Severance tax – Gas	4,552,824	4,037,766
Severance tax – Oil	44,260	34,209
Lease operating expense and property tax	4,124,855	4,057,817
Other	—	15,000
Capital expenditures	9,453,785	6,563,820

Total	18,175,724	14,708,612

Less excess production and interest from prior year	—	—

Net profits	28,261,802	26,548,091
Net overriding royalty interest	75%	75%

Royalty income	$21,196,352	$19,911,068

Contractual Obligations

     Under the Indenture governing the Trust, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. As of January 1, 2003, the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

Effects of Securities Regulation

     As a publicly-traded trust listed on the New York Stock Exchange (the “NYSE”), the Trust is and will continue to be subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations of the NYSE and the Sarbanes-Oxley Act of 2002. Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties. In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts, such as the Trust. In particular, the Sarbanes-Oxley Act of 2002 provides for the adoption by the Securities and Exchange Commission (the “Commission”) and NYSE of certain rules and regulations that may be impossible for the Trust to literally satisfy because of its nature as a pass-through trust. For example, the Commission is required to adopt rules and regulations pursuant to the Sarbanes-Oxley Act of 2002 that would require a publicly-traded company’s board of directors, audit committee or executive directors (or similar body) to act with respect to certain corporate governance matters. The Trust does not have, nor does the Indenture governing the Trust provide for, a board of directors, an audit committee or any executive officers. Accordingly, the Trust could not literally comply with such rules and regulations. It is the Trustee’s intention to follow the Commission’s and NYSE’s rulemaking closely, attempt to comply with such rules and regulations and, where appropriate, request relief from these rules and regulations. However, if the Trust is unable to comply with such rules and regulations or to obtain appropriate relief, the Trust may be required to expend as yet unknown but potentially material costs to amend the Indenture that governs the Trust to allow for compliance with such rules and regulations.

     During 2003, the Commission adopted rules implementing legislation concerning governance matters for publicly-held entities that was passed as part of the Sarbanes-Oxley Act of 2002. In addition, the NYSE adopted additional corporate governance rules. Not all of the governance requirements are applicable to passive entities such as the Trust.

Critical Accounting Policies

     In accordance with the Commission’s staff accounting bulletins and consistent with other royalty trusts, the financial statements of the Trust are prepared on the following basis:

•	Royalty income recorded for a month is the amount computed and paid by BROG to the Trustee for the Trust.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The Conveyance which transferred the Royalty to the Trust provides that any excess of production costs applicable to the Underlying Properties over gross proceeds from such properties must be recovered from future net profits before Royalty income is again paid to the Trust.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unit Holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit Holders to any foreign currency related market risk. The Trust does not market the gas, oil and/or natural gas liquids from the Underlying Properties. BROG is responsible for such marketing.

Item 4. Controls and Procedures.

     The Trust maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by BROG to the Trustee and its employees who participate in the preparation of the Trust’s periodic reports to allow timely decisions regarding disclosure. Due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the Commission.

     The Indenture does not require BROG to update or provide information to the Trust. Under the Conveyance transferring the Royalty to the Trust, BROG is obligated to provide the Trust with certain information concerning calculations of net proceeds owed to the Trust, among other information. Pursuant to the settlement of litigation in 1996 between the Trust and BROG, BROG agreed to new, more formal financial reporting and audit procedures as compared to those provided in the Conveyance.

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

     The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2004, and has determined that, subject to BROG’s delivery of timely and accurate information to the Trust, such disclosure controls and procedures are effective. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

     During the quarter ended March 31, 2004, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     As discussed above under Part I, Item 4 (Controls and Procedures), due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the Commission. Although the Trustee receives periodic updates from BROG regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on BROG’s timely delivery of the information to the Trust.

      The Trust is not aware of any material developments in, or the termination of, any of the legal proceedings disclosed under Part I, Item 3 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004 (the “Annual Report”). The Trust is not named as a party, nor are its assets subject, to any legal proceedings including, without limitation, those legal proceedings disclosed in the Annual Report. Should any such legal proceeding be decided in a manner adverse to BROG, the amount of Royalty income received by the Trust could materially decrease. The Trust has not received from BROG any estimate of the amount of any potential loss in such proceedings, or the portion of any such potential loss that might be allocated to the Royalty.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 10, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

(b)	Reports on Form 8-K.

The Trust furnished a report on Form 8-K on January 21, 2004. In the report, the Trust reported, under Items 5 and 12, that on January 20, 2004, it had issued a press release announcing (a) that the Trustee intends to conduct a meeting of Unit Holders in 2004 to amend the Indenture governing the Trust and (b) a monthly cash distribution to Unit Holders.

The Trust filed a report on Form 8-K on February 9, 2004. In the report, the Trust reported, under Item 5, that on February 6, 2004, it had issued a press release announcing the capital project plan for 2004 as delivered to it by BROG as well as revisions to the 2003 capital budget estimate.

The Trust furnished a report on Form 8-K on February 18, 2004. In the report, the Trust reported, under Item 12, that on February 17, 2004, it had issued a press release announcing a monthly cash distribution to Unit Holders.

The Trust furnished a report on Form 8-K on March 22, 2004. In the report, the Trust reported, under Item 12, that on March 19, 2004, it had issued a press release announcing a monthly cash distribution to Unit Holders.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXASBANK, AS TRUSTEE FOR THE SAN JUAN BASIN ROYALTY TRUST
	By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Date: May 10, 2004		Vice President and Trust Officer

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description
(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 10, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.