Form 10-Q
period 2004-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2004-08-09
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Number of Units of beneficial interest outstanding at August 9, 2004: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from accounting principles generally accepted in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, although TexasBank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 2004, and the distributable income and changes in trust corpus for the three-month periods and six-month periods ended June 30, 2004 and 2003. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and short-term investments	$9,024,529	$7,082,284
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $104,936,618 and $103,452,708 at June 30, 2004 and December 31, 2003, respectively)	28,338,910	29,822,820

	$37,363,439	$36,905,104

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$8,909,671	$6,967,426
Cash reserves	114,858	114,858
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	28,338,910	29,822,820

	$37,363,439	$36,905,104

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Royalty income	$25,509,188	$26,051,389	$46,705,539	$45,962,457
Interest income	11,822	15,801	20,514	23,254
Decrease in cash reserves	—	—	—	—

	25,521,010	26,067,190	46,726,053	45,985,711
General and administrative expenditures	529,205	448,456	1,042,368	868,829

Distributable income	$24,991,805	$25,618,734	$45,683,685	$45,116,882

Distributable income per Unit (46,608,796 Units)	$.536204	$.549655	$.980152	$.967992

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Trust corpus, beginning of period	$29,131,300	$32,652,361	$29,822,820	$33,697,906
Amortization of net overriding royalty interest	(792,390)	(930,001)	(1,483,910)	(1,975,546)
Distributable income	24,991,805	25,618,734	45,683,685	45,116,882
Distributions declared	(24,991,805)	(25,618,734)	(45,683,685)	(45,116,882)

Total corpus, end of period	$28,338,910	$31,722,360	$28,338,910	$31,722,360

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

The financial statements of the Trust differ from financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies that would not be accrued in financial statements prepared in accordance with GAAP; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of an expense. The basis of accounting used by the Trust is widely used by royalty trusts for financial reporting purposes.

2. FEDERAL INCOME TAXES

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unit Holders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit Holder at the time such income is received or accrued by the Trust rather than when distributed by the Trust.

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

Sales of production from coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits through 2002. Although both houses of Congress are presently considering energy legislation, including provisions to extend or reinstate the Section 29 credit in various ways, whether such provisions will be enacted into law, and if so, the effect thereof on the Trust and the Unit Holders is at present unknown. Even though the Section 29 credit does not apply to qualified fuel sold in 2003 or later, a Section 29 credit (at the rate applicable in 2002) may apply to proceeds received in 2003 or later for qualified fuel sold in 2002 and earlier years for Unit Holders that utilize the cash method of tax accounting. The Internal Revenue Service has issued Rev. Proc. 2004-27 to the effect that cash method taxpayers may claim the Section 29 credit in a later year for sales of qualified fuel in 2002 and earlier years where the proceeds from such sales are received in the later year.

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

3. CONTINGENCIES

See Part II, Item 1 (Legal Proceedings) concerning the status of litigation matters.

4. SETTLEMENT OF CLAIMS RELATING TO GAS IMBALANCE

In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the subject properties. The remainder of the imbalance has been addressed by a $243,968 increase in revenue allocated by BROG to the Trust in July 2004, which amount is included in the $1,835,500 referenced in Note 6 below.

5. MMS SETTLEMENT

As part of a settlement between BROG and the Mineral Management Service of the United States Department of the Interior relating to the property from which the Trust’s Royalty was carved, $901,776 (the Trust’s 75% interest of the total settlement) was deducted by BROG in calculating the Trust’s April 2003 Royalty payment. The Trust is in communication with BROG as to the appropriateness of this allocation.

6. SUBSEQUENT EVENTS

In July 2004, an aggregate of $1,835,500 was included by BROG in calculating the Trust’s July 2004 Royalty payment. This represents the Trust’s 75% interest in the settlement of certain joint interest audit issues, including claims related to natural gas liquids, gas imbalances and interest on other settled claims. Also in July 2004, BROG adjusted the capital expenditures accrued for the properties to which the Royalty relates by approximately $1 million, resulting in a corresponding increase in the Royalty income received by the Trust in July 2004.

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

Three Months Ended June 30, 2004 and 2003

     The Trust received Royalty income of $25,509,188 and interest income of $11,822 during the second quarter of 2004. There was no change in cash reserves. After deducting administrative expenses of $529,205, distributable income for the quarter was $24,991,805 ($.536204 per Unit). In the second quarter of 2003, royalty income was $26,051,389, interest income was $15,801, there was no change in cash reserves, administrative expenses were $448,456 and distributable income was $25,618,734 ($.549655 per Unit). The tax credit relating to production from coal seam and tight sand wells sold before January 1, 2003, totaled approximately $.03 per Unit for the second quarter of 2003. For further information concerning this tax credit, Unit Holders should refer to the Trust’s Annual Report for 2003. Based on 46,608,796 Units outstanding, the per Unit distributions during the second quarter of 2004 were as follows:

April	$.164974
May	.180071
June	.191159

Quarter Total	$.536204

     The Royalty income distributed in the second quarter of 2004 was lower than that distributed in the second quarter of 2003 primarily due to increased capital expenditures and production costs. Interest earnings for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003, were lower, primarily due to a decrease in funds available for investment and slightly lower interest rates. Administrative expenses were higher primarily as a result of differences in timing in the receipt and payment of these expenses.

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

     The capital costs attributable to the Underlying Properties for the second quarter of 2004 were reported by BROG as approximately $4.6 million. BROG’s capital expenditure budget for the Underlying Properties for 2004 is estimated at $18.5 million of which approximately $3.3 million has been spent as of June 30, 2004; however, BROG reports that based on its actual capital requirements, its mix of projects and changes in the price of natural gas, the actual capital expenditures for 2004 could range from $15 million to $25 million. Capital expenditures were approximately $2.9 million for the second quarter of 2003. In 2003, approximately $20.6 million in capital expenditures were deducted in calculating Royalty income. In February 2004, BROG informed the Trustee that for 2004 it anticipates 441 projects, including the drilling of 103 new wells to be operated by BROG and 29 wells to be operated by third parties. Of the new BROG operated wells, 30 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining 73 are projected as coal seam wells completed in the Fruitland Coal formation. A total of 22 of the wells operated by third parties are projected to be conventional wells, and the remaining seven are projected to be coal seam wells. BROG projects approximately $11.7 million to be spent on the new wells, and $6.8 million to be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG has indicated that, principally as a result of the New Mexico Oil Conservation Division’s approval of reduced, 160-acre spacing in the Fruitland Coal formation, BROG’s budget for 2004 reflects a continued focus on that formation.

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

     BROG has informed the Trust that lease operating expenses and property taxes were $4,615,886 and $122,700 respectively, for the second quarter of 2004, as compared to $3,902,841 and $135,000, respectively, for the second quarter of 2003.

     BROG has reported to the Trustee that during the second quarter of 2004, 21 gross (2.31 net) coal seam wells, one gross (.04 net) miscellaneous coal seam project, eight gross (0.05 net) conventional wells and four gross (1.70 net) restimulations were completed on the Underlying Properties.

     Sixty-three gross (8.89 net) coal seam wells, four gross (1.89 net) recompletions, two gross (.08 net) miscellaneous coal seam projects, 29 gross (5.40 net) conventional wells, four gross (1.72 net) payadds, 11 gross (6.96 net) recompletions and four gross (3.11 net) restimulations were in progress at June 30, 2004.

     There were five gross (2.54 net) conventional wells, 19 gross (0.81 net) payadds, 13 gross (9.54 net) restimulations and eight gross (2.50 net) coal seam wells completed on the Underlying Properties as of June 30, 2003. Fifty-four gross (16.04 net) conventional wells, 19 gross (5.27 net) payadds, 20 gross (5.55 net) recompletions, 18 gross (11.51 net) restimulations, 39 gross (14.25 net) coals seam wells, one gross (.002 net) recavitation and five gross (.17 net) recompletions were in progress at June 30, 2003.

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

     Royalty income for the quarter ended June 30, 2004 is associated with actual gas and oil production during February 2004 through April 2004 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended
	June 30,
	2004	2003
Gas:
Total sales (Mcf)	10,831,487	10,454,608
Mcf per day	120,350	117,468
Average price (per Mcf)	$4.38	$4.48
Oil:
Total sales (Bbls)	23,709	24,381
Bbls per day	263	274
Average price (per Bbl)	$31.72	$27.91

Gas and oil sales attributable to the Royalty for the quarters ended June 30, 2004 and 2003 were as follows:

	Three Months Ended
	June 30,
	2004	2003
Gas sales (Mcf)	6,392,963	6,498,418
Oil sales (Bbls)	13,986	15,091

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

     During the second quarter of 2004, average gas prices were $.10 lower than the average prices reported during the second quarter of 2003. The average price per barrel of oil during the second quarter of 2004 was $3.81 per barrel higher than received for the second quarter of 2003 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

     BROG has entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provide for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) for the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips Company (“ConocoPhillips”) pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG has prepared a form of request for proposal that will be circulated to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Unit Holders are referred to Note 6 of the Notes to Financial Statements in the Trust’s 2003 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

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

Six Months Ended June 30, 2004 and 2003

     For the six months ended June 30, 2004, the Trust received Royalty income of $46,705,539 and interest income of $20,514. There was no change in cash reserves. After deducting administrative expenses of $1,042,368, distributable income was $45,683,685 ($.980152 per unit) for the six months ended June 30, 2004. For the six months ended June 30, 2003, the Trust received Royalty income of $45,962,457 and interest income of $23,254. There was no change in cash reserves. After deducting administrative expenses of $868,829, distributable income was $45,116,882 ($.967992 per unit) for the six months ended June 30, 2003.

     The increase in distributable income from 2003 to 2004 resulted primarily from higher gas prices during the first half of 2004. Interest earnings for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003 were lower primarily due to the timing of receipt of interest income. General and administrative expenses were higher for the six months ended June 30, 2004, as compared to the same period in 2003 primarily due to an initiative to resolve certain outstanding joint interest audit issues with BROG and to differences in timing of the receipt and payment of these expenses.

     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 2004 amounted to approximately $14.0 million. Capital expenditures were approximately $9.4 million for the first six months of 2003. Lease operating expenses and property taxes totaled $8,613,941 and $249,500, respectively, for the first six months of 2004 as compared to $7,824,408 and $271,250, respectively, for the first six months of 2003.

     BROG has reported to the Trustee that during the six months ended June 30, 2004, 18 gross (6.38 net) conventional wells, three gross (0.007 net) payadds, one gross (0.44 net) recompletion, eight gross (5.07 net) restimulations, 26 gross (2.48 net) coal seam wells, one gross (0.82 net) coal seam recompletion and one gross (0.04 net) miscellaneous coal seam capital project were completed on the Underlying Properties.

     There were 14 gross (9.10 net) conventional wells, three gross (.94 net) miscellaneous capital projects, thirty-eight gross (1.73 net) payadds, 18 gross (12.74 net) restimulations,15 gross (3.37 net) coal seam wells and two gross (.88 net) coal seam miscellaneous capital projects completed on the Underlying Properties during the six months ended June 30, 2003.

     Royalty income for the six months ended June 30, 2004 is associated with actual gas and oil production during November 2003 through April 2004 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended
	June 30,
	2004	2003
Gas:
Total sales (Mcf)	21,860,720	22,092,156
Mcf per day	120,114	122,056
Average price (per Mcf)	$4.27	$3.97
Oil:
Total Sales (Bbls)	38,564	40,488
Bbls per day	212	224
Average price (per Bbl)	$30.31	$26.53

Gas and oil sales attributable to the Royalty for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended
	June 30,
	2004	2003
Gas sales (Mcf)	11,898,659	12,649,546
Oil sales (Bbls)	21,313	23,430

     During the first six months of 2004, gas and oil prices were higher than during the first six months of 2003. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

Calculation of Royalty Income

     Royalty income received by the Trust for the three months and six months ended June 30, 2004 and 2003, respectively, was computed as shown in the following table:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004		2003	2004		2003
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$47,418,520		$46,884,002	$93,439,283		$87,747,042
Oil proceeds	752,081		680,484	1,168,844		1,074,147
Other	—		(1,202,368)	—		(1,202,368)

Total	48,170,601		46,362,118	94,608,127		87,618,821

Less production costs:
Severance tax – gas	4,714,629		4,640,748	9,267,453		8,678,515
Severance tax – oil	76,676		59,305	120,936		93,514
Lease operating expense and property tax	4,738,586		4,037,841	8,863,441		8,095,658
Other	42,763		26,850	42,763		41,850
Capital expenditures	4,585,697	(1)	2,862,189	14,039,482	(1)	9,426,008

Total	14,158,351		11,626,933	32,334,075		26,335,545

Less excess production costs and interest from prior year	—		—	—		—

Net profits	34,012,250		34,735,185	62,274,052		61,283,276
Net overriding royalty interest	75%		75%	75%		75%

Royalty income	$25,509,188		$26,051,389	$46,705,539		$45,962,457

(1)	In July 2004, BROG adjusted the capital expenditures accrued for the Underlying Properties for the month of July by approximately $1 million, resulting in a corresponding increase in the Royalty income received by the Trust in July 2004. Such adjustment is not reflected in this table as it occurred after June 30, 2004.

Contractual Obligations

     Under the Indenture governing the Trust, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. As of January 1, 2003, the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase, if any, in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments. The Trust is a passive entity and is prohibited from engaging in borrowing transactions, other than the Trust’s ability to borrow money periodically as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust. The amount of any such permitted borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unit Holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit Holders to any foreign currency related market risk. The Trust does not market the gas, oil and/or natural gas liquids from the Underlying Properties. BROG is responsible for such marketing.

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

     The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2004, and has determined that, subject to BROG’s delivery of timely and accurate information to the Trust, such disclosure controls and procedures are effective. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

     During the quarter ended June 30, 2004, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.

31	Certification required by Rule 13a-14(a), dated August 9, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.**

**	Filed herewith.

(b)	Reports on Form 8-K.

The Trust furnished a report on Form 8-K on April 21, 2004. In the report, the Trust reported, under Item 12, that on April 20, 2004, it had issued a press release announcing a monthly cash distribution to Unit Holders.

The Trust furnished a report on Form 8-K on May 19, 2004. In the report, the Trust reported, under Item 12, that on May 18, 2004, it had issued a press release announcing a monthly cash distribution to Unit Holders.

The Trust furnished a report on Form 8-K on June 21, 2004. In the report, the Trust reported, under Item 12, that on June 18, 2004, it had issued a press release announcing a monthly cash distribution to Unit Holders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXASBANK, AS TRUSTEE FOR THE SAN JUAN BASIN ROYALTY TRUST
	By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Date: August 9, 2004		Vice President and Trust Officer

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.
31	Certification required by Rule 13a-14(a), dated August 9, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**
32	Certification required by Rule 13a-14(b), dated August 9, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.**

**	Filed herewith