Form 10-Q
period 2004-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2004-11-08
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004
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

Number of Units of beneficial interest outstanding at November 8, 2004: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from accounting principles generally accepted in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, although TexasBank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 2004, and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2004 and 2003. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and short-term investments	$10,691,682	$7,082,284
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $105,786,838 and $103,452,708 at September 30, 2004 and December 31, 2003, respectively)	27,488,690	29,822,820

	$38,180,372	$36,905,104

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$10,576,824	$6,967,426
Cash reserves	114,858	114,858
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	27,488,690	29,822,820

	$38,180,372	$36,905,104

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Royalty income	$34,673,819	$24,332,317	$81,379,357	$70,294,774
Interest income	18,478	9,359	38,992	32,613

	34,692,297	24,341,676	81,418,349	70,327,387
General and administrative expenditures	290,676	520,244	1,333,044	1,389,073

Distributable income	$34,401,621	$23,821,432	$80,085,305	$68,938,314

Distributable income per Unit (46,608,796 Units)	$.738093	$.511093	$1.718245	$1.479085

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Trust corpus, beginning of period	$28,338,910	$31,722,360	$29,822,820	$33,697,906
Amortization of net overriding royalty interest	(850,220)	(975,950)	(2,334,130)	(2,951,496)
Distributable income	34,401,621	23,821,432	80,085,305	68,938,314
Distributions declared	(34,401,621)	(23,821,432)	(80,085,305)	(68,938,314)

Total corpus, end of period	$27,488,690	$30,746,410	$27,488,690	$30,746,410

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

The San Juan Basin Royalty Trust (the “Trust”) was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

•	Royalty income recorded for a month is the amount computed and paid by the working interest owner, Burlington Resources Oil & Gas Company LP (“BROG”), to the Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the Trust’s 75% net overriding royalty interest (the “Royalty”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. Any adjustments to the Royalty income received from BROG are recorded by the Trust when received and impact the distribution to Unit Holders for that month.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The conveyance which transferred the Royalty to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits before Royalty income is again paid to the Trust.

The financial statements of the Trust differ from financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies that would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. The basis of accounting used by the Trust is widely used by royalty trusts for financial reporting purposes.

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

6.	SETTLEMENT OF JOINT INTEREST AUDIT ISSUES

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

     Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect BROG’s current view with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and BROG and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

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

     The Royalty constitutes the principal asset of the Trust, and the beneficial interests in the Royalty are divided into that number of units of beneficial interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became BROG.

     The function of the Trustee is to collect the income attributable to the Royalty, to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit Holders. The Trust is not empowered to carry on any business activity and has no employees, all administrative functions being performed by the Trustee.

Three Months Ended September 30, 2004 and 2003

     The Trust received Royalty income of $34,673,819 and interest income of $18,478 during the third quarter of 2004. There was no change in cash reserves. After deducting administrative expenses of $290,676, distributable income for the quarter was $34,401,621 ($.738093 per Unit). In the third quarter of 2003, royalty income was $24,332,317, interest income was $9,359, there was no change in cash reserves, administrative expenses were $520,244 and distributable income was $23,821,432 ($.511093 per Unit). Based on 46,608,796 Units outstanding, the per Unit distributions during the third quarter of 2004 were as follows:

July	$.272427
August	.238738
September	.226928

Quarter Total	$.738093

     The Royalty income distributed in the third quarter of 2004 was higher than that distributed in the third quarter of 2003 primarily due to an increase in the average gas price from $3.90 per Mcf for the third quarter of 2003 to $5.25 per Mcf for the third quarter of 2004. In addition, in July 2004, an aggregate of $1,835,500 was included by BROG in calculating the Trust’s July 2004 Royalty payment. This represented the Trust’s 75% interest in the settlement of certain joint interest audit issues, including claims related to natural gas liquids, gas imbalances and interest on other settled claims. Also, in July 2004, BROG adjusted the capital expenditures accrued for the properties to which the Royalty relates by approximately $1 million, resulting in a corresponding increase in the Royalty income received by the Trust in July 2004. Interest earnings for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, were higher, primarily due to an increase in funds available for investment and slightly higher interest rates. Administrative expenses were lower primarily as a result of differences in timing in the receipt and payment of these expenses and because administrative expenses in the third quarter of 2003 included expenses incurred in negotiations involving BROG and the Trust undertaken to resolve certain joint interest auditing issues.

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

     The capital costs attributable to the Underlying Properties for the third quarter of 2004 were reported by BROG as approximately $3.5 million. BROG’s capital expenditure budget for the Underlying Properties for 2004 is estimated at $18.5 million of which approximately $7.1 million has been spent as of September 30, 2004; however, BROG reports that based on its actual capital requirements, its mix of projects and changes in the price of natural gas, the actual capital expenditures for 2004 could range from $15 million to $25 million. Capital expenditures were approximately $4.3 million for the third quarter of 2003. In 2003, approximately $20.6 million in capital expenditures were deducted in calculating Royalty income. In February 2004, BROG informed the Trustee that for 2004 it anticipates 441 projects, including the drilling of 103 new wells to be operated by BROG and 29 wells to be operated by third parties. Of the new BROG operated wells, 30 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining 73 are projected as coal seam wells completed in the Fruitland Coal formation. A total of 22 of the wells operated by third parties are projected to be conventional wells, and the remaining seven are projected to be coal seam wells. BROG projects approximately $11.7 million to be spent on the new wells, and $6.8 million to be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG has indicated that, principally as a result of the New Mexico Oil Conservation Division’s approval of reduced, 160-acre spacing in the Fruitland Coal formation, BROG’s budget for 2004 reflects a continued focus on that formation.

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

     BROG has informed the Trust that lease operating expenses and property taxes attributable to the Underlying Properties were $4,644,449 and $195,518 respectively, for the third quarter of 2004, as compared to $3,917,464 and $135,000 respectively, for the third quarter of 2003.

     BROG has reported to the Trustee that during the third quarter of 2004, three gross (0.005 net) conventional wells, seven gross (5.59 net) recompletions, one gross (.88 net) restimulation, eight gross (2.72 net) coal seam wells, one gross (.87 net) coal seam recompletion, and one gross (.007 net) miscellaneous coal seam project were completed on the Underlying Properties.

     Thirty-four gross (5.75 net) conventional wells, seven gross (3.12 net) recompletions, three gross (2.24 net) restimulations, five gross (1.73 net) payadds, 77 gross (7.68 net) coal seam wells, five gross (2.74 net) coal seam recompletions, and one gross (.06 net) miscellaneous coal seam project were in progress at September 30, 2004.

     There were 16 gross (2.94 net) coal seam wells, two gross (.92 net) recavitations, 11 gross (4.71 net) conventional wells, 11 gross (1.49 net) payadds, five gross (1.45 net) recompletions, and 11 gross (8.8 net) restimulations completed on the Underlying Properties as of September 30, 2003. Thirty-six gross (15.98 net) coal seam wells, four gross (.12 net) miscellaneous coal seam capital projects, one gross (.002 net) recavitation, 11 gross (1.16 net) coal seam recompletions, 47 gross (13.2 net) conventional wells, 12 gross (3.93 net) payadds, 17 gross (4.19 net) recompletions, and 10 gross (2.77 net) restimulations were in progress at September 30, 2003.

     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A payadd is the completion of an additional productive interval in an existing completed zone in a well.

     Royalty income for the quarter ended September 30, 2004 is associated with actual gas and oil production during May 2004 through July 2004 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended
	September 30,
	2004	2003
Gas:
Total sales (Mcf)	10,859,313	11,432,834
Mcf per day	118,036	124,270
Average price (per Mcf)	$5.25	$3.90
Oil:
Total sales (Bbls)	21,091	17,023
Bbls per day	229	185
Average price (per Bbl)	$35.53	$24.74

Gas and oil sales attributable to the Royalty for the quarters ended September 30, 2004 and 2003 were as follows:

	Three Months Ended
	September 30,
	2004	2003
Gas sales (Mcf)	6,859,527	6,819,487
Oil sales (Bbls)	13,296	10,161

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

     During the third quarter of 2004, average gas prices were $1.35 higher than the average prices reported during the third quarter of 2003. The average price per barrel of oil during the third quarter of 2004 was $10.79 per barrel higher than that received for the third quarter of 2003 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

     BROG has entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provide for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) for the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips Company (“ConocoPhillips”) pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG has prepared a form of request for proposal and has circulated it to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Unit Holders are referred to Note 6 of the Notes to Financial Statements in the Trust’s 2003 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

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

Nine Months Ended September 30, 2004 and 2003

     For the nine months ended September 30, 2004, the Trust received Royalty income of $81,379,357 and interest income of $38,992. There was no change in cash reserves. After deducting administrative expenses of $1,333,044, distributable income was $80,085,305 ($1.718245 per unit) for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, the Trust received Royalty income of $70,294,774 and interest income of $32,613. There was no change in cash reserves. After deducting administrative expenses of $1,389,073, distributable income was $68,938,314 ($1.479085 per unit) for the nine months ended September 30, 2003.

     The increase in distributable income from 2003 to 2004 resulted primarily from higher gas prices during the first nine months of 2004. Interest earnings for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003 were higher primarily due to greater funds being available for investment. General and administrative expenses were lower for the nine months ended September 30, 2004, as compared to the same period in 2003 primarily due to an initiative undertaken in 2003 to resolve certain outstanding joint interest audit issues with BROG and to differences in timing of the receipt and payment of these expenses.

     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2004 amounted to approximately $17.5 million. Capital expenditures were approximately $13.7 million for the first nine months of 2003. Lease operating expenses and property taxes attributable to the Underlying Properties totaled $13,258,390 and $445,018, respectively, for the first nine months of 2004 as compared to $11,741,872 and $406,250, respectively, for the first nine months of 2003.

     BROG has reported to the Trustee that during the nine months ended September 30, 2004, 21 gross (6.39 net) conventional wells, three gross (0.007 net) payadds, eight gross (6.03 net) recompletions, nine gross (5.95 net) restimulations, 34 gross (5.20 net) coal seam wells, two gross (1.69 net) coal seam recompletions, and two gross (0.05 net) miscellaneous coal seam capital projects were completed on the Underlying Properties.

     During the nine months ended September 30, 2003, 25 gross (13.81 net) conventional wells and three gross (.94 net) miscellaneous capital projects were completed on the Underlying Properties. Forty-nine gross (3.22 net) payadds and 29 gross (21.55 net) restimulations were completed during the first nine months of 2003.

     Royalty income for the nine months ended September 30, 2004 is associated with actual gas and oil production during November 2003 through July 2004 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended
	September 30,
	2004	2003
Gas:
Total sales (Mcf)	32,720,033	35,524,990
Mcf per day	119,416	122,802
Average price (per Mcf)	$4.60	$3.95
Oil:
Total Sales (Bbls)	59,655	57,511
Bbls per day	218	211
Average price (per Bbl)	$32.16	$26.00

     Gas and oil sales attributable to the Royalty for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended
	September 30,
	2004	2003
Gas sales (Mcf)	18,758,186	19,469,033
Oil sales (Bbls)	34,609	33,591

     During the first nine months of 2004, gas and oil prices were higher than during the first nine months of 2003. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

Calculation of Royalty Income

     Royalty income received by the Trust for the three months and nine months ended September 30, 2004 and 2003, respectively, was computed as shown in the following table:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004		2003	2004		2003
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$56,977,514		$44,569,835	$150,416,797		$132,316,877
Oil proceeds	749,444		421,151	1,918,288		1,495,298
Other	2,447,333	(1)	—	2,447,333	(1)	(1,202,368	)(2)

Total	60,174,291		44,990,986	154,782,418		132,609,807

Less production costs:
Severance tax – gas	5,571,441		4,154,859	14,838,895		12,833,373
Severance tax – oil	75,507		37,399	196,443		130,913
Lease operating expense and property tax	4,839,967		4,052,464	13,703,408		12,148,122
Other	—		—	42,763		41,850
Capital expenditures	3,455,618	(3)	4,303,175	17,495,100	(3)	13,729,184

Total	13,942,533		12,547,897	46,276,609		38,883,442

Less excess production costs and interest from prior year	—		—	—		—

Net profits	46,231,758		32,443,089	108,505,809		93,726,365
Net overriding royalty interest	75%		75%	75%		75%

Royalty income	$34,673,819		$24,332,317	$81,379,357		$70,294,774

(1)	In July 2004, an aggregate of $1,835,500 (the Trust’s 75% interest in the total $2,447,333 settlement) was included by BROG in calculating the Trust’s Royalty payment in connection with the settlement of certain joint interest audit issues.

(2)	In April 2003, as part of a settlement between BROG and the Mineral Management Service of the United States Department of the Interior relating to the Underlying Properties, $901,776 (the Trust’s 75% interest in the total $1,202,368 settlement) was deducted by BROG in calculating the Trust’s Royalty payment.

(3)	In July 2004, BROG adjusted the capital expenditures accrued for the Underlying Properties for the month of July by approximately $1 million, resulting in a corresponding increase in the Royalty income received by the Trust in July 2004.

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

     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense.

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

     The Trustee receives periodic updates from BROG regarding activities related to the Trust. Accordingly, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on BROG’s timely delivery of such information to the Trust. In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic reports, the Trust employs independent public accountants, joint interest auditors, marketing consultants, attorneys and petroleum engineers. These outside professionals advise the Trustee in its review and compilation of this information for inclusion in this Form 10-Q and the other periodic reports provided by the Trust to the Commission.

     The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2004, and has determined that, subject to BROG’s delivery of timely and accurate information to the Trust, such disclosure controls and procedures are effective. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

     During the quarter ended September 30, 2004, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

Item 6. Exhibits.

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.

31	Certification required by Rule 13a-14(a), dated November 8, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**

32	Certification required by Rule 13a-14(b), dated November 8, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.***

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXASBANK, AS TRUSTEE FOR
THE SAN JUAN BASIN ROYALTY TRUST

By	/s/ Lee Ann Anderson

Lee Ann Anderson
Vice President and Trust Officer

Date: November 8, 2004

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.

31	Certification required by Rule 13a-14(a), dated November 8, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**

32	Certification required by Rule 13a-14(b), dated November 8, 2004, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.***

**	Filed herewith

***	Furnished herewith