Form 10-K
period 2004-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2005-03-16
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(866) 809-4553
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Units of Beneficial Interest	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant as of June 30, 2004: $1,135,390,271.
      At March 16, 2004, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      “Units of Beneficial Interest” at page 1; “Description of the Properties” at page 4; “Trustee’s Discussion and Analysis” at pages 5-10; and “Statements of Assets, Liabilities and Trust Corpus,” “Statements of Distributable Income,” “Statements of Changes in Trust Corpus,” “Notes to Financial Statements,” and “Report of Independent Registered Public Accounting Firm” at page 12 et seq., in registrant’s Annual Report to Unit Holders for the year ended December 31, 2004, are incorporated herein by reference for Item 5 (Market for Registrant’s Units, Related Security Holder Matters and Issuer Purchases of Units), Item 7 (Trustee’s Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.

PART I
      Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the San Juan Basin Royalty Trust (the “Trust”) with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect Burlington Resources Oil & Gas Company LP’s (“BROG”), the working interest owner’s, current view with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by TexasBank, the Trustee of the Trust, and BROG and involve risks and uncertainties. These risks and uncertainties include volatility of oil and gas prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

Item 1.	Business
      The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “Indenture”). The Trustee of the Trust is TexasBank. The principal office of the Trust is located at 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116, Attention: Trust Department (telephone number (866) 809-4553). The Trust maintains a website at www.sjbrt.com. The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the Securities and Exchange Commission (the “SEC”) through its website as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC.
      On October 23, 1980, the stockholders of Southland Royalty approved and authorized that company’s conveyance of a 75% net overriding royalty interest (equivalent to a net profits interest) to the Trust for the benefit of the stockholders of Southland Royalty of record at the close of business on the date of the conveyance (the “Royalty”) carved out of that company’s oil and gas leasehold and royalty interests (the “Underlying Properties”) in properties located in the San Juan Basin of northwestern New Mexico. Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) the Royalty was transferred to the Trust on November 3, 1980, effective as to production from and after November 1, 1980 at 7:00 a.m.
      The Royalty was carved out of and now burdens the Underlying Properties as more particularly described under “Item 2. Properties” herein.
      The Royalty constitutes the principal asset of the Trust. The beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980, received one freely tradeable Unit for each share of the common stock of Southland Royalty then held. Holders of Units are referred to herein as “Unit Holders.” After the conveyance of the Royalty, Southland Royalty’s successor became BROG through a series of assignments and mergers.
      The function of the Trustee is to collect the net proceeds attributable to the Royalty (“Royalty Income”), to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit Holders. The Trust is not empowered to carry on any business activity and has no employees. All administrative functions are performed by the Trustee.

      The Trust received approximately $111.0 million, $92.0 million and $38.0 million in Royalty income from BROG in each of the fiscal years ended December 31, 2004, 2003 and 2002, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $109.0 million, $90.0 million and $36.0 million to Unit Holders in each of the fiscal years ended December 31, 2004, 2003 and 2002, respectively. The Trust’s corpus was approximately $26.6 million, $29.8 million and $33.7 million as of December 31, 2004, 2003 and 2002, respectively.
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
      Compliance with state and federal environmental protection laws could reduce the Royalty Income received by the Trust. Costs of complying with such laws and regulations affect the production costs incurred by BROG in operating the Underlying Properties and may also affect capital expenditures by BROG. The Trust has no information regarding any estimated capital expenditures by BROG specifically allocable to environmental control facilities in the current or succeeding fiscal years.
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
      Proceeds from production in the first month are generally received by BROG in the second month, the net proceeds attributable to the Royalty are paid by BROG to the Trustee in the third month, and distribution by the Trustee to the Unit Holders is made in the fourth month. Unit Holders of record as of the last business day of each month (the “monthly record date”) will be entitled to receive the calculated monthly distribution amount for such month on or before ten business days after the monthly record date. The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. The aggregate monthly distribution amount is the excess of (i) the net proceeds attributable to the Royalty paid to the Trustee, plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust, over (ii) the expenses and payments of liabilities of the Trust, plus any net increase in cash reserves for contingent liabilities.
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

      The Underlying Properties are primarily gas producing properties. Normally there is a greater demand for gas in the winter months than during the rest of the year. Otherwise, the Royalty Income is not subject to seasonal factors nor in any manner related to or dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.
      The exploration for and the production of gas and oil is a speculative business. The Trust has no means of ensuring continued income from the Royalty at the present level or otherwise. In addition, fluctuations in prices and supplies of gas and oil and the effect these fluctuations might have on royalty income to the Trust and on reserves net to the Trust cannot be accurately projected. The Trustee has no information with which to make any projections beyond information on economic conditions that is generally available to the public and thus is unwilling to make any such projections.
      BROG has the right to sell its interest in the Underlying Properties and has recommended to the Trust that certain Underlying Properties BROG believes are marginal be sold to third parties. BROG has asked the Trust to join in the proposed sale by conveying the Royalty burdening those properties. The properties BROG currently proposes to sell constitute less than 2% of the value of the Royalty. The Trustee is currently evaluating whether its joinder in the sale would be in the best interest of the Unit Holders. Any such sale would require approval of the Unit Holders. Depending upon the outcome of its evaluation of BROG’s request, the Trustee may call a special meeting of Unit Holders in 2005 to consider certain amendments to the Indenture, including an amendment that would allow the Trustee to sell up to a specified percentage of the value of the Royalty each year without obtaining the consent of Unit Holders.
Principal Trust Risk Factors
      Although risk factors are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks associated with an investment in Units in the Trust.

Oil and gas prices fluctuate due to a number of factors, and lower prices will reduce net proceeds to the Trust and distributions to Unit Holders.
      The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of gas and, to a lesser extent, oil. Oil and gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and BROG. Factors that contribute to price fluctuation include, among others:

•	political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of foreign oil and gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.
      Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.
      Lower oil and gas prices may reduce the amount of oil and gas that is economic to produce and reduce net profits to the Trust. The volatility of energy prices reduces the predictability of future cash distributions to Unit Holders.

Increased costs of production and development will result in decreased Trust distributions.
      Production and development costs attributable to the Underlying Properties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs, without concurrent increases in revenues, directly decrease or increase the amount received by the Trust for the Royalty.
      If development and production costs of the Underlying Properties exceed the proceeds of production from the Underlying Properties, the Trust will not receive net proceeds for the Underlying Properties until future proceeds from production exceed the total of the excess costs. Development activities may not generate sufficient additional revenue to repay the costs, however, the Trust is not obligated to repay the excess costs except through future production.

Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future revenues to be too high.
      The value of the Units of the Trust depends upon, among other things, the amount of reserves attributable to the Royalty and the estimated future value of the reserves. Estimating reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the Underlying Properties will vary from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating reserves. Those factors and assumptions include:

•	historical production from the area compared with production rates from similar producing areas;

•	the assumed effect of governmental regulation; and

•	assumptions about future commodity prices, production and development costs, severance and excise taxes, and capital expenditures.
Changes in these assumptions can materially change reserve estimates. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data.

The operators of the Underlying Properties are subject to extensive governmental regulation.
      Oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations.

Operating risks for the working interest owners of the Underlying Properties can adversely affect Trust distributions.
      Royalty Income payable to the Trust is derived from the production and sale of oil and gas, which operations are subject to risk inherent in such activities, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks and litigation concerning routine and extraordinary business activities and events. These risks could result in substantial losses which are deducted in calculating the net proceeds paid to the Trust due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations.

None of the Trustee, the Trust nor the Unit Holders control the operation or development of the Underlying Properties.
      Neither the Trustee nor the Unit Holders can influence or control the operation or future development of the Underlying Properties. The Underlying Properties are owned by BROG and BROG manages the majority of such properties and handles the calculation of the net proceeds attributable to the Royalty and the payment of Royalty Income to the Trust.

The Royalty can be sold and the Trust can be terminated.
      The Trust will be terminated and the Trustee must sell the Royalty if holders of at least 75% of the Units approve the sale or vote to terminate the Trust, or if the Trust’s gross revenue for each of two successive years is less than $1,000,000 per year. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the Unit Holders and Unit Holders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all Unit Holders.

Trust assets are depleting assets and, if BROG or other operators of the Underlying Properties do not perform additional development projects, the assets may deplete faster than expected.
      The Royalty Income payable to the Trust is derived from the sale of depleting assets. Accordingly, the portion of the distributions to Unit Holders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If BROG does not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust.

Unit Holders have limited voting rights.
      Voting rights as a Unit Holder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unit Holders or for an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate Trustee in accordance with the Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.

Item 2.	Properties
      The Royalty conveyed to the Trust was carved out of Southland Royalty’s (now BROG’s) working interests and royalty interests (the “Underlying Properties”) in certain properties situated in the San Juan Basin in northwestern New Mexico. See “Item 1. Business” for information on the conveyance of the Royalty to the Trust. References below to “gross” wells and acres are to the interests of all persons owning interests therein, while references to “net” are to the interests of BROG (from which the Royalty was carved) in such wells and acres.
      Unless otherwise indicated, the following information in this Item 2 is based upon data and information furnished to the Trustee by BROG.
Producing Acreage, Wells and Drilling
      The Underlying Properties consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico and 4,223 gross (1,240 net) economic wells, including dual completions. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation.
      The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.
      In February, 2004, BROG announced an estimated capital budget for the Underlying Properties of approximately $18.5 million. However, BROG advised the Trust that based on its actual capital requirements, its mix of projects and swings in the price of natural gas, the actual capital expenditures for 2004 could range from $15 million to $25 million. BROG’s capital plan for the Underlying Properties for 2004 estimated 441 projects, including the drilling of 103 new wells to be operated by BROG and 29 wells to be operated by third parties. In 2004, BROG actually participated in 364 projects, including 82 new wells operated by BROG and 32 wells operated by third parties. BROG has indicated that, principally as a result of the New Mexico Oil Conservation Division’s approval of reduced, 160-acre spacing in the Fruitland Coal formation, BROG’s budget for 2004 reflected a continued focus on that formation.
      The aggregate capital expenditures reported by BROG in calculating net proceeds payable to the Trust for 2004 include approximately $10.8 million attributable to the capital budgets for prior years. This occurs because projects within a given year’s budget may extend into subsequent years, with capital expenditures attributable to those projects used in calculating distributable income to the Trust in those subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator. Capital expenditures of approximately $11.5 million for 2004 budgeted projects were used in calculating net proceeds payable to the Trust in calendar year 2004, and approximately $3.3 million in capital expenditures from the 2004 budget were used in calculating net proceeds payable to the Trust for January and February 2005. Therefore, an additional approximately $3.6 million in capital expenditures for budgeted 2004 projects remains to be spent.
      During 2004, in calculating the Royalty Income payable to the Trust, BROG deducted approximately $22.3 million of capital expenditures for projects, including drilling and completion of 25 gross (6.49 net) conventional wells, recompletion of 11 gross (8.05 net) conventional wells, nine gross (5.95 net) restimulations, three gross (0.007 net) conventional payadds, 61 gross (6.10 net) coal seam wells, four gross (3.41 net) coal seam recompletions, and two gross (.05 net) miscellaneous coal seam capital projects and facilities maintenance. A payadd is the completion of an additional productive interval in an existing completed zone in a well.
      There were 57 gross (6.94 net) new conventional wells, recompletion of three gross (.89 net) conventional wells, four gross (2.24 net) conventional well restimulations, 13 gross (1.74 net) conventional payadds, 48 gross (4.74 net) coal seam wells, four gross (1.90 net) coal seam recompletions and six gross (.27 net) miscellaneous coal seam capital projects in progress as of December 31, 2004
      During 2003, in calculating the Royalty Income payable to the Trust, BROG deducted approximately $20.6 million of capital expenditures for projects, including drilling and completion of 44 gross (15.36 net) conventional wells, recompletion of two gross (.07 net) conventional wells, three gross (.94 net) miscellaneous capital projects, 29 gross (21.55 net) restimulations, 49 gross (3.22 net) conventional payadds, 53 gross (16.98 net) coal seam wells, nine gross (1.6 net) coal seam recompletions, two gross (.92 net) coal seam recavitations, one gross (.04 net) coal seam restimulation, and two gross (.88 net) miscellaneous coal seam capital projects and facilities maintenance. There were 32 gross (7.0 net) new conventional wells, recompletion of 15 gross (3.72 net) conventional wells, 22 gross (9.11 net) conventional well restimulations, 14 gross (3.65 net) conventional payadds, 54 gross (14.43 net) coal seam wells, six gross (1.62 net) coal seam recompletions, one gross (.002 net) recavitation, and six gross (.20 net) miscellaneous coal seam capital projects in progress as of December 31, 2003.
      BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2005 is estimated at $17 million. Approximately $12 million of that budget is allocable to new wells, with approximately 61% of those wells, at an aggregate cost of approximately $5.4 million, projected to be drilled to formations producing coal seam gas as distinguished from conventional gas, and $4.9 million is to be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG reports that based on its actual capital requirements, its mix of projects and swings in the price of natural gas, the actual capital expenditures for 2005 could range from $15 million to $25 million. BROG anticipates 401 projects, including the drilling of 71 new wells to be operated by BROG and 31 wells to be operated by third parties. Of the new BROG operated wells, 19 are projected to be conventional wells completed to the Pictured Cliffs, Mesaverde, and/or Dakota formations, and the remaining 52 are projected as coal seam gas wells to be completed in the Fruitland Coal formation. A total of 21 of the wells operated by third parties are projected to be conventional wells, and the remaining ten are to be coal seam wells. BROG has announced that the budget for 2005 reflects the commencement of a shift toward increased development of conventional gas and a winding down of its program for infill drilling in the Fruitland Coal formation.
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
      BROG indicates its budget for 2005 reflects continued significant development of conventional formations, including infill drilling to the Mesaverde and Dakota formations, development of the Fruitland Coal formation and multiple formation completions. A majority of the new wells for 2005 are projected to be drilled on certain of the Underlying Properties in which the fractional working interest included in the Underlying Properties is relatively low, but many of the recompletions and restimulations are scheduled on other properties included in the Underlying Properties in which such working interest is relatively high.
Oil and Gas Production
      The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2004, were as follows:

	2004		2003		2002

	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Production	25,324,435	44,832	25,922,650	43,123	19,584,056	40,215
Average Price	$4.68	$34.81	$3.93	$26.11	$2.32	$20.90
Pricing Information
      Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. Gas production from the Underlying Properties totaled 44,015,816 Mcf during 2004.
      On September 4, 1996, the Trustee announced a settlement of litigation filed by the Trustee against BROG. In the settlement, agreement was reached, among other things, regarding marketing arrangements for the sale of those gas, oil and natural gas liquids products from the Underlying Properties going forward as follows:

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
      See Note 5 of the Notes to Financial Statements in the Trust’s Annual Report to Unit Holders for the year ended December 31, 2004, for further discussion of this settlement and its impact on the Trust.

      BROG has entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provide for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips Company (“ConocoPhillips”) pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG then prepared a form of request for proposal and circulated it to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Effective April 1, 2005, BROG entered into two new contracts for the sale of all volumes of gas produced from the Underlying Properties and formerly sold to ConocoPhillips. These new contracts provide for (i) the sale of such gas to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. and Coral Energy Resources, L.P., respectively, (ii) the delivery of such gas at various delivery points through March 31, 2007, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of New Mexico. With respect to PNM Gas Services, neither BROG nor PNM Gas Services notified the other party of its desire to terminate the contract and, accordingly, the PNM Gas Services contract has been extended until March 31, 2006. See Note 6 of the Notes to Financial Statements in the Trust’s Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.
      Confidentiality agreements with purchasers of gas produced from the Underlying Properties prohibit public disclosure of certain terms and conditions of gas sales contracts with those entities, including specific pricing terms, gas receipt points. Such disclosure could compromise the ability to compete effectively in the marketplace for the sale of gas produced from the Underlying Properties.
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
      The independent petroleum engineers’ reports as to the proved oil and gas reserves as of December 31, 2002, 2003 and 2004, were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2001, to December 31, 2004, (in thousands):

	Crude	Natural
	Oil	Gas
	(Bbls)	(Mcf)

Reserves as of December 31, 2001	383	176,815

Revisions of previous estimates	86	60,402
Extensions, discoveries and other additions	19	17,833
Production	(40)	(19,584)

Reserves as of December 31, 2002	448	235,466

Revisions of previous estimates	(31)	17,045
Extensions, discoveries and other additions	8	14,021
Production	(43)	(25,923)

Reserves as of December 31, 2003	382	240,609

Revisions of previous estimates	102	26,415
Extensions, discoveries and other additions	20	15,236
Production	(45)	(25,324)

Reserves as of December 31, 2004	459	256,936

      Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002

Crude Oil (Bbls)	419	349	415
Natural Gas (Mcf)	235,272	218,266	209,665
      Generally, the calculation of oil and gas reserves takes into account a comparison of the value of the oil or gas to the cost of producing those minerals, in an attempt to cause minerals in the ground to be included in reserve estimates only to the extent that the anticipated costs of production will be exceeded by the anticipated sales revenue. Accordingly, an increase in sales price and/or a decrease in production cost can itself result in an increase in estimated reserves and declining prices and/or increasing costs can result in reserves reported at less than the physical volumes actually thought to exist. The Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are estimated by applying year-end prices of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves, less estimated future expenditures (based on current costs) of developing and producing the proved reserves, and assuming continuation of existing economic conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year-end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future net cash flows relating to proved oil and gas reserves.
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

      The 2004, 2003 and 2002 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves are as follows (in thousands):

	2004	2003	2002

Balance, January 1	$497,701	$411,882	$173,846
Revisions of prior-year estimates, change in prices and other	272,251	106,935	233,062
Extensions, discoveries and other additions	47,338	29,693	25,642
Accretion of discount	49,770	41,188	17,385
Royalty income	(111,043)	(91,997)	(38,053)

Balance, December 31	$756,017	$497,701	$411,882

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
      December average prices of $6.33 per Mcf of conventional gas, $4.82 per Mcf of coal seam gas and $38.79 per Bbl of oil were used at December 31, 2004, in determining future net revenue. The upward revision in reserve quantities for 2004 as compared to 2003 is due in part to higher oil and gas prices in December 2004 as compared to December 2003.
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
      The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2004, 2003 and 2002 (in thousands, except amounts per Unit):

	2004		2003		2002

	Estimated		Estimated		Estimated
	Future	Present	Future	Present	Future	Present
	Net	Value at	Net	Value at	Net	Value at
	Revenue	10%	Revenue	10%	Revenue	10%

Total Proved	$1,382,108	$756,017	$899,477	$497,701	$737,639	$411,882
Proved Developed	$1,264,556	$696,430	$818,782	$458,224	$661,634	$378,285
Total Proved Per Unit	$29.65	$16.22	$19.30	$10.68	$15.83	$8.84
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

Section 29 Tax Credit
      Sales of production from coal seam wells drilled prior to January 1, 1993, including those in which the Trust holds an interest, qualified for federal income tax credits through 2002, but not thereafter. Although Congress has, at various times since 2002 considered energy legislation, including provisions to reinstate the Section 29 credit in various ways and to various extents, whether such provisions will be enacted into law, and if so, the effect thereof on the Trust and the Unit Holders is, at present, unknown.

Passive Loss Rules
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
      As discussed herein under Part II, Item 9A (Controls and Procedures), due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-K and the other periodic reports filed by the Trust with the SEC. Although the Trustee receives periodic updates from BROG regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on BROG’s timely delivery of the information to the Trust.
      The Trust is not named as a party, nor are its assets subject, to any legal proceedings, however, BROG is involved in various legal proceedings, the outcome of which may impact the Trust. Should certain legal proceedings to which BROG is a party be decided in a manner adverse to BROG, the amount of Royalty income received by the Trust could materially decrease. The Trust has not received from BROG any estimate of the amount of any potential loss in such proceedings, or the portion of any such potential loss that might be allocated to the Royalty.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of Unit Holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2004.
PART II

Item 5.	Market For Registrant’s Units, Related Unit Holder Matters and Issuer Purchases of Units
      The information under “Units of Beneficial Interest” at page 1 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2004, is herein incorporated by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

Item 6.	Selected Financial Data

	2004	2003	2002	2001	2000

Royalty income	$111,042,767	$91,997,262	$38,053,281	$81,368,723	$60,044,773
Distributable income	109,390,735	90,357,837	36,417,967	80,126,202	59,188,932
Distributable income per Unit	2.346998	1.938644	0.781354	1.719123	1.269909
Distributions per Unit	2.346998	1.938644	0.781354	1.719123	1.269909
Total assets, December 31	36,814,866	36,905,104	37,972,696	38,051,369	47,659,746

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operation
      The “Description of the Properties” and “Trustee’s Discussion and Analysis” at pages 4 through 10 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2004, are herein incorporated by reference.

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
      The Financial Statements of the Trust and the notes thereto at page 12 et seq., of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2004, are herein incorporated by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      Within the two most recent fiscal years, there have been no changes in and disagreements with the Trust’s independent accountants.

Item 9A.	Controls and Procedures
      The Trust maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by BROG to the Trustee and its employees who participate in the preparation of the Trust’s periodic reports to allow timely decisions regarding disclosure. Due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-K and the other periodic reports filed by the Trust with the SEC.
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
      The Trustee receives periodic updates from BROG regarding activities related to the Trust. Accordingly, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on BROG’s timely delivery of such information to the Trust. In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic reports, the Trust employs independent public accountants, joint interest auditors, marketing consultants, attorneys and petroleum engineers. These outside professionals advise the Trustee in its review and compilation of this information for inclusion in this Form 10-K and the other periodic reports provided by the Trust to the SEC.

      The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2004, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
      During the quarter ended December 31, 2004, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
Trustee’s Report on Internal Control Over Financial Reporting
      TexasBank, in its capacity as trustee (the “Trustee”) of San Juan Basin Royalty Trust (the “Trust”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is a process designed under the supervision of the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust’s financial statements for external purposes in accordance with a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.
      As of December 31, 2004, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.
      Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on the Trustee’s assessment and on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.
Report of Independent Registered Public
Accounting Firm on Internal Control Over Financial Reporting
      We have audited the assessment of TexasBank (the “Trustee”), included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting, that San Juan Basin Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating the Trustee’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the trust’s modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with its modified cash basis of accounting, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2004 and 2003 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2004 of the Trust and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Weaver and Tidwell, L.L.P.

Weaver and Tidwell, L.L.P.
Fort Worth, Texas
March 15, 2005

Item 9B.	Other Information
      All information required to be disclosed by the Trust in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2004, has previously been reported on a Form 8-K.

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
Section 16(a) Beneficial Ownership Reporting Compliance
      The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2004.

Item 11.	Executive Compensation
      The Trust has no directors, executive officers or employees. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans.
      During the past three years the Trustee received total remuneration as follows:

		Capacities in
		Which	Cash
Name of Individual or Entity	Year	Served	Compensation

TexasBank	2004	Trustee	$259,472	(1)
TexasBank	2003	Trustee	$234,064	(1)
TexasBank(2)	2002	Trustee	$44,316
Bank One, N.A.(3)	2002	Trustee	$148,399

(1)	Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. As of January 1, 2003, the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

(2)	During 2002, TexasBank served as Trustee for the period September 30, 2002 through December 31, 2002.

(3)	During 2002, Bank One, N.A. served as Trustee for the period January 1, 2002 through September 30, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
      The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

      (a) Security Ownership of Certain Beneficial Owners. The following table sets forth, as of March 11, 2005, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

	Amount and
	Nature of
	Beneficial
Name and Address	Ownership	Percent of Class

Francis M. Reps, Investment Advisor(1) P.O. Box 5727 Bellingham, Washington 98227	2,345,000 Units	5.03%

(1)	This information was provided to the Trust in a Form 13F-HR for the quarter ended December 31, 2004, as filed with the SEC on January 6, 2005. Francis M. Reps, Investment Advisor has sole voting power over the Units it beneficially owns.
      (b) Security Ownership of Trustee. As of March 4, 2005, TexasBank beneficially owned 3,800 Units, or less than one percent of the Units. TexasBank has sole voting and dispository power over all of these Units.

Item 13.	Certain Relationships and Related Transactions
      The Trust has no directors or executive officers and is not empowered to carry on any business activity. Accordingly, there are no relationships or related transactions to which the Trust was a party that are required to be disclosed. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2004 and Item 12 for information concerning Units owned by the Trustee.

Item 14.	Principal Accountant Fees and Services
      The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2004 and 2003 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2004	2003

Audit Fees	$34,760	$29,730
Audit-Related Fees	-0-	—0-
Tax Fees	8,690	6,470
All Other Fees	-0-	—0-

Total	$43,450	$36,200

      Audit Fees consist of fees billed for professional services rendered for the audit of the Trust’s annual financial statements and internal control over financial reporting, review of the interim financial statements included in the Trust’s quarterly reports and services that are normally provided by Weaver and Tidwell, L.L.P. in connection with statutory and regulatory filings or engagements.
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
      The Trust has no directors or executive officers. Accordingly, the Trust does not have an audit committee and there are no audit committee pre-approval policies or procedures relating to services provided by the Trust’s independent accountants. Pursuant to the terms of the Indenture, the Trustee engages and approves all services rendered by the Trust’s independent accountants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      The following documents are filed as a part of this Annual Report on Form 10-K:
Financial Statements
      Included in Part II of this Annual Report on Form 10-K by reference to the Trust’s Annual Report to Unit Holders for the year ended December 31, 2004:

Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus
Statements of Distributable Income
Statements of Changes in Trust Corpus
Notes to Financial Statements
Financial Statement Schedules
      Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
Exhibits

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Forth Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2004.**
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 16, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**
32	Certification required by Rule 13a-14(b), dated March 16, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank on behalf of TexasBank, the Trustee of the Trust.***

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By: TEXASBANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

/s/ Lee Ann Anderson

By:	Lee Ann Anderson

Vice President and Trust Officer
Date: March 16, 2005
(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Forth Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2004.**
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 16, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**
32	Certification required by Rule 13a-14(b), dated March 16, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.***

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.