Form 10-Q
period 2005-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2005-05-10
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Number of Units of beneficial interest outstanding at May 10, 2005: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from accounting principles generally accepted in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, although TexasBank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 2005, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2005 and 2004. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and short-term investments	$14,033,190	$10,140,045
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $107,362,620 and $106,600,707 at March 31, 2005 and December 31, 2004, respectively)	25,912,908	26,674,821

	$39,946,098	$36,814,866

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$13,918,332	$10,025,187
Cash reserves	114,858	114,858
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	25,912,908	26,674,821

	$39,946,098	$36,814,866

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Royalty income	$39,242,287	$21,196,352
Interest income	28,437	8,692

	39,270,724	21,205,044

General and administrative expenditures	534,508	513,163

Distributable income	$38,736,216	$20,691,881

Distributable income per Unit (46,608,796 Units)	$0.831092	$0.443948

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Trust corpus, beginning of period	$26,674,821	$29,822,820
Amortization of net overriding royalty interest	(761,913)	(691,520)
Distributable income	38,736,216	20,691,881
Distributions declared	(38,736,216)	(20,691,881)

Total corpus, end of period	$25,912,908	$29,131,300

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

The San Juan Basin Royalty Trust (the “Trust”) was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

•	Royalty income recorded for a month is the amount computed and paid with respect to the Trust’s 75% net overriding royalty interest (the “Royalty”) in certain oil and gas leasehold and royalty interests (the “Underlying Properties”) by Burlington Resources Oil & Gas Company LP (“BROG”), the present owner of the Underlying Properties, to the Trustee for the Trust. Royalty income consists of the net proceeds received by BROG from the sale of production from the Underlying Properties less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. Any adjustments to the Royalty income received from BROG are recorded by the Trust when received and impact the distribution to Unit Holders for that month.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The conveyance which transferred the Royalty to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits before royalty income is again paid to the Trust.

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

Sales of production from coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits through 2002 but not thereafter. Although Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 29 credit in various ways and to various extents, whether such provisions will be enacted into law, and if so, the effect thereof on the Trust and the Unit Holders is, at present, unknown.

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

In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the Underlying Properties. The remainder of the imbalance has been addressed by a combination of volume adjustments and a $243,968 increase in revenue allocated by BROG to the Trust in July 2004.

5.	SETTLEMENTS

During 2004, commencing in July of that year, an aggregate of $3,314,808 was allocated to the Trust by BROG as part of the ongoing negotiation of joint interest audit exceptions, interest for resolved audit exceptions, and insurance proceeds for a business interruption claim.

In March, 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $833,851 was paid by BROG to the Trust in settlement of claims for interest on late payments of net proceeds and in settlement of certain other audit issues. Of that amount, $822,077 was allocated to the Trust as additional revenue and $11,774 was deducted from lease operating expenses allocated to the Trust.

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

Principal Trust Risk Factors

     Although risk factors are described elsewhere in this Quarterly Report on Form 10-Q, the following is a summary of the principal risks associated with an investment in Units in the Trust.

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

     Lower oil and gas prices may reduce the amount of oil and gas that is economic to produce and reduce royalty income paid to the Trust. The volatility of energy prices reduces the predictability of future cash distributions to Unit Holders.

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

     Operating risks for BROG and other operators of the Underlying Properties can adversely affect Trust distributions.

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

     Neither the Trustee nor the Unit Holders can influence or control the operation or future development of the Underlying Properties. The Underlying Properties are owned by BROG and BROG operates the majority of such properties and handles the calculation of the net proceeds attributable to the Royalty and the payment of Royalty income to the Trust.

     The Royalty can be sold and the Trust can be terminated in certain circumstances.

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

     Mineral properties are depleting assets and, if BROG or other operators of the Underlying Properties do not perform additional development projects, the properties may deplete faster than expected.

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

     The Royalty constitutes the principal asset of the Trust and the beneficial interests in the Trust are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became BROG.

     The function of the Trustee is to collect the income attributable to the Royalty, to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit Holders. The Trust is not empowered to carry on any business activity and has no employees, all administrative functions being performed by the Trustee.

Three Months Ended March 31, 2005 and 2004

     The Trust received royalty income of $39,242,287 and interest income of $28,437 during the first quarter of 2005. There was no change in cash reserves. After deducting administrative expenses of $534,508, distributable income for the quarter was $38,736,216 ($.831092 per Unit). In the first quarter of 2004, royalty income was $21,196,352, interest income was $8,692, there was no change in cash reserves, administrative expenses were $513,163 and distributable income was $20,691,881 ($.443948 per Unit). Based on 46,608,796 Units outstanding, the per Unit distributions during the first quarter of 2005 were as follows:

January	$.295960
February	.236512
March	.298620

Quarter Total	$.831092

     The royalty income distributed in the first quarter of 2005 was higher than that distributed in the first quarter of 2004, primarily due to an increase in the average gas price from $4.17 per Mcf for the first quarter of 2004 to $6.01 per Mcf for the first quarter of 2005. In addition, in March 2005, BROG included an aggregate of $833,851 in calculating the Trust’s March 2005 royalty payment. This represented the Trust’s 75% interest on late payment of gross proceeds and settlement of certain other audit exceptions. Interest earnings for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004, were higher, primarily due to an increase in funds available for investment pending distribution as well as an increase in interest rates. Administrative expenses were higher primarily as a result of differences in timing in the receipt and payment of these expenses, but also as a result of complying with the new internal control over financial reporting and other requirements of the Sarbanes-Oxley Act of 2002.

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

     The capital costs attributable to the Underlying Properties for the first quarter of 2005 were reported by BROG as approximately $5.94 million. BROG’s capital expenditure budget for the Underlying Properties for 2005 is estimated at $17 million of which approximately $659,000 has been spent; however, BROG reports that based on its actual capital requirements, its mix of projects and swings in the price of natural gas, the actual capital expenditures for 2005 could range from $15 million to $25 million. Capital expenditures were approximately $9.45 million for the first quarter of 2004. In 2004, approximately $22.3 million in capital expenditures were deducted in calculating Royalty income. In February 2005, BROG informed the Trustee that for 2005 it anticipates 401 projects, including the drilling of 71 new wells to be operated by BROG and 31 wells to be operated by third parties. Of the new BROG operated wells, 19 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining 52 are projected as coal seam wells completed in the Fruitland Coal formation. A total of 21 of the wells operated by third parties are projected to be conventional wells and the remaining ten are projected to be coal seam wells. BROG projects approximately $12 million to be spent on the new wells, and $5 million is to be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG has announced that the budget for 2005 reflects the commencement of a shift toward increased development of conventional gas and a winding down of its program for infill drilling in the Fruitland Coal formation.

     BROG indicates its budget for 2005 reflects continued, significant development of conventional formations, including infill drilling to the Mesaverde and Dakota formations, development of the Fruitland Coal formation and multiple formation completions. A majority of the new wells for 2005 are projected to be drilled on certain of the Underlying Properties in which the fractional working interest included in the Underlying Properties is relatively low, but many of the recompletions and restimulations are scheduled on other properties included in the Underlying Properties in which such working interest is relatively high.

     BROG has informed the Trustee that lease operating expenses and property taxes were $4,676,449 and $156,178, respectively, for the first quarter of 2005, as compared to $3,998,055 and $126,800, respectively, for the first quarter of 2004.

     BROG has reported to the Trustee that during the first quarter of 2005, three gross (0.12 net) coal seam miscellaneous projects, one gross (0.87 net) coal seam well and one gross (0.002 net) payadd were completed on the Underlying Properties.

     Two gross (0.08 net) coal seam miscellaneous projects, 38 gross (5.19 net) coal seam wells, three gross (1.03 net) coal seam recompletions, 65 gross (6.42 net) conventional wells, 11 gross (1.74 net)

payadds, one gross (0.75 net) recompletion, and four gross (2.24 net) restimulations were in progress at March 31, 2005.

     There were five gross (0.17 net) coal seam wells, one gross (0.82 net) coal seam recompletion, ten gross (6.33 net) conventional wells, three gross (0.007 net) payadds, one gross (0.44 net) recompletion, and four gross (3.37 net) restimulations completed on the Underlying Properties as of March 31, 2004. Three gross (0.12 net) coal seam miscellaneous projects, 78 gross (11.97 net) coal seam wells, ten gross (0.27 net) conventional wells, five gross (1.77 net) payadds, eight gross (5.86 net) recompletions, and 12 gross (8.06 net) restimulations were in progress at March 31, 2004.

     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional production interval in an existing completed zone in a well.

     Royalty income for the quarter ended March 31, 2005, is associated with actual gas and oil production during November 2004 through January 2005 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the quarters ended March 31, 2005 and 2004 were as follows:

	2005	2004
Gas:
Total sales (Mcf)	11,362,316	11,029,233
Mcf per day	123,503	119,883
Average price (per Mcf)	$6.01	$4.17

Oil:
Total sales (Bbls)	18,589	14,855
Bbls per day	202	161
Average price (per Bbl)	$42.89	$28.06

Gas and oil sales attributable to the Royalty for the quarters ended March 31, 2005 and 2004 were as follows:

Gas sales (Mcf)	7,033,761	5,505,696
Oil sales (Bbls)	11,541	7,327

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

     During the first quarter of 2005, average gas prices were $1.84 higher than the average prices reported during the first quarter of 2004. The average price per barrel of oil during the first quarter of 2005 was $14.83 per barrel higher than that received for the first quarter of 2004 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

     BROG entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provide for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on twelve months notice, and

(iii) the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips Company (“ConocoPhillips”) pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG then prepared a form of request for proposal and circulated it to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Effective as of April 1, 2005, BROG entered into two new contracts for the sale of all volumes of gas produced from the Underlying Properties and formerly sold to ConocoPhillips. These new contracts provide for (i) the sale of such gas to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. and Coral Energy Resources, L.P., respectively, (ii) the delivery of such gas at various delivery points through March 31, 2007, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of New Mexico. With respect to BROG’s contract with PNM Gas Services, BROG and PNM Gas Services have entered into a letter agreement dated January 31, 2005, pursuant to which the parties waive the right to terminate the underlying contract as of March 31, 2006, so that the term of that contract will continue until at least March 31, 2007, and from year-to-year thereafter until terminated by either party upon twelve months notice to the other. Unit Holders are referred to Note 6 of the Notes to Financial Statements in the Trust’s 2004 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.

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

Calculation of Royalty Income

     Royalty income received by the Trust for the three months ended March 31, 2005 and 2004, respectively, was computed as shown in the following table:

	2005		2004
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$68,336,883		$46,020,762
Oil proceeds	797,200		416,764

	69,134,083		46,437,526

Other	1,096,102	(1)	—

Total	70,230,185		46,437,526

Less production costs:
Severance tax – Gas	7,050,782		4,552,824
Severance tax – Oil	86,061		44,260
Lease operating expense and property tax	4,832,627	(1)	4,124,855
Other	—		—
Capital expenditures	5,937,666		9,453,785

Total	17,907,136		18,175,724

Less excess production and interest from prior year	—		—

Net profits	52,323,049		28,261,802
Net overriding royalty interest	75%		75%

Royalty income	$39,242,287		$21,196,352

(1) In March, 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $833,851 was included in BROG’s distribution to the Trust in payment of interest on late payments of gross proceeds and in settlement of certain other audit issues. Of that amount, $822,077 was allocated to the Trust as additional revenue and $11,774 was deducted from lease operating expenses allocated to the Trust.

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

Effects of Securities Regulation

     As a publicly-traded trust listed on the New York Stock Exchange (the “NYSE”), the Trust is and will continue to be subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934 (which contains many of the provisions of the Sarbanes-Oxley Act of 2002) and the rules and regulations of the NYSE. Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties. In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts, such as the Trust. In particular, the Sarbanes-Oxley Act of 2002 provides for the adoption by the Securities and Exchange Commission (the “Commission”) and NYSE of certain rules and regulations that may be impossible for the Trust to literally satisfy because of its nature as a pass-through trust. It is the Trustee’s intention to follow the Commission’s and NYSE’s rulemaking closely, attempt to comply with such rules and regulations and, where appropriate, request relief from these rules and regulations. However, if the Trust is unable to comply with such rules and regulations or to obtain appropriate relief, the Trust may be required to expend as yet unknown but potentially material costs to amend the Indenture that governs the Trust to allow for compliance with such rules and regulations. To date, the rules implementing the Sarbanes-Oxley Act of 2002 have generally made appropriate accommodation for passive entities such as the Trust.

Critical Accounting Policies

     In accordance with the Commission’s staff accounting bulletins and consistent with other royalty trusts, the financial statements of the Trust are prepared on the following basis:

•	Royalty income recorded for a month is the amount computed and paid pursuant to the Conveyance by BROG to the Trustee for the Trust.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from royalty income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The Conveyance which transferred the Royalty to the Trust provides that any excess of production costs applicable to the Underlying Properties over gross proceeds from such properties must be recovered from future net profits before Royalty income is again paid to the Trust.

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

     The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2005, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

     During the quarter ended March 31, 2005, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     As discussed above under Part I, Item 4 “Controls and Procedures,” due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the Commission. Although the Trustee receives periodic updates from BROG regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on BROG’s timely delivery of the information to the Trust.

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

Item 6. Exhibits.

(4	)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4	)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(4	)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31		Certification required by Rule 13a-14(a), dated May 10, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**

32		Certification required by Rule 13a-14(b), dated May 10, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXASBANK, AS TRUSTEE FOR THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson

Lee Ann Anderson
Vice President and Trust Officer

Date: May 10, 2005

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 10, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.