Form 10-Q
period 2005-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2005-08-09
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No   ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☑    No   ☐
Number of Units of beneficial interest outstanding at August 9, 2005: 46,608,796

SAN JUAN BASIN ROYALTY TRUST
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from accounting principles generally accepted in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, although TexasBank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 2005, and the distributable income and changes in trust corpus for the three-month periods and six-month periods ended June 30, 2005 and 2004. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and short-term investments	$12,334,766	$10,140,045
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $108,077,625 and $106,600,707 at June 30, 2005 and December 31, 2004, respectively)	25,197,903	26,674,821

	$37,532,669	$36,814,866

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$12,219,908	$10,025,187
Cash reserves	114,858	114,858
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	25,197,903	26,674,821

	$37,532,669	$36,814,866

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Royalty income	$35,295,797	$25,509,188	$74,538,084	$46,705,539
Interest income	36,920	11,822	65,357	20,514

	35,332,717	25,521,010	74,603,441	46,726,053

General and administrative expenditures	813,658	529,205	1,348,166	1,042,368

Distributable income	$34,519,059	$24,991,805	$73,255,275	$45,683,685

Distributable income per Unit (46,608,796 Units)	$.740612	$.536204	$1.571704	$.980152

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Trust corpus, beginning of period	$25,912,908	$29,131,300	$26,674,821	$29,822,820
Amortization of net overriding royalty interest	(715,005)	(792,390)	(1,476,918)	(1,483,910)
Distributable income	34,519,059	24,991,805	73,255,275	45,683,685
Distributions declared	(34,519,059)	(24,991,805)	(73,255,275)	(45,683,685)

Trust corpus, end of period	$25,197,903	$28,338,910	$25,197,903	$28,338,910

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

The San Juan Basin Royalty Trust (the “Trust”) was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:
•	Royalty income recorded for a month is the amount computed and paid with respect to the Trust’s 75% net overriding royalty interest (the “Royalty”) in certain oil and gas leasehold and royalty interests (the “Underlying Properties”) by Burlington Resources Oil & Gas Company LP (“BROG”), the present owner of the Underlying Properties, to the Trustee for the Trust. Royalty income consists of the proceeds received by BROG from the sale of production from the Underlying Properties less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by BROG for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty income paid to the Trust and the distribution to Unit Holders for that month.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The conveyance which transferred the Royalty to the Trust provides that any excess of development and production costs applicable to the Underlying Properties over gross proceeds from such properties must be recovered from future net proceeds before Royalty income is again paid to the Trust.
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

Sales of production from coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits through 2002 but not thereafter. Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 29 credit in various ways and to various extents. On July 29, 2005, Congress approved new energy legislation which, among other things, modifies the Section 29 credit in several respects, but does not extend the credit for production from coal seam wells. Once this legislation is enacted into law, the application, if any, of the revised Section 29 credit to the Trust and its Unit Holders is unclear.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. As a result of the Tax Reform Act of 1986, royalty income such as that derived through the Trust will generally be treated as portfolio income and will not reduce passive losses.

3.	CONTINGENCIES

See Part II, Item 1, “Legal Proceedings” concerning the status of litigation matters.

4.	SETTLEMENTS

In June 2000, the Trust and BROG entered into a partial settlement of claims relating to a gas imbalance with respect to production from mineral properties currently operated by BROG. Under the terms of the partial settlement BROG paid the Trust $3,490,000 to settle the imbalance insofar as it relates to some of the wells located on the Underlying Properties. The remainder of the imbalance has been addressed by a combination of volume adjustments and a $243,968 increase in revenue included in net proceeds paid to the Trust by BROG in July 2004.

During 2004, commencing in July of that year, an aggregate of $3,314,808 was included in calculating net proceeds paid to the Trust by BROG as part of the ongoing negotiation of joint interest audit exceptions, interest for resolved audit exceptions, and insurance proceeds for a business interruption claim.

In March 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $833,851 was included in calculating net proceeds paid to the Trust by BROG in settlement of claims for interest on late payments of net proceeds and in settlement of certain other audit issues. Of that amount, $822,077 was included in settlement of claims for additional revenue and $11,774 was included in settlement of claims concerning disputed lease operating expenses.

In May 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $988,392 was included in calculating net proceeds paid to the Trust by BROG in settlement of certain of those issues. Of that amount, $982,038 was included in net proceeds paid to the Trust by BROG in settlement of claims for additional revenue and $6,354 was included in net proceeds in settlement of claims concerning disputed lease operating expenses.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward—Looking Information
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
     Production and development costs attributable to the Underlying Properties are deducted in the calculation of net proceeds. Accordingly, higher or lower production and development costs, without concurrent increases in revenues, directly decrease or increase the share of net proceeds paid to the Trust as Royalty income.
     If development and production costs of the Underlying Properties exceed the proceeds of production from the Underlying Properties, such excess costs are carried forward and the Trust will not receive a share of net proceeds for the Underlying Properties until future net proceeds from production from such properties exceed the total of the excess costs. Development activities may not generate sufficient additional revenue to repay the costs; however, the Trust is not obligated to repay the excess costs except through future production.
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
     Royalty income payable to the Trust is derived from the production and sale of oil and gas, which operations are subject to risk inherent in such activities, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks and litigation concerning routine and extraordinary business activities and events. These risks could result in substantial losses which are deducted in calculating the net proceeds and thus reduce Royalty income paid to the Trust due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations.
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
     Mineral properties, such as the Underlying Properties, are depleting assets and, if BROG or other operators of the Underlying Properties do not perform additional development projects, the Royalty may deplete faster than expected.
     The Royalty income payable to the Trust is derived from the sale of production from depleting assets. Accordingly, the portion of the distributions to Unit Holders (to the extent of depletion taken) may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If BROG does not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust.
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
Three Months Ended June 30, 2005 and 2004
     The Trust received Royalty income of $35,295,797 and interest income of $36,920 during the second quarter of 2005. There was no change in cash reserves. After deducting administrative expenses of $813,658, distributable income for the quarter was $34,519,059 ($.740612 per Unit). In the second quarter of 2004, royalty income was $25,509,188, interest income was $11,822, there was no change in cash reserves, administrative expenses were $529,205 and distributable income was $24,991,805 ($.536204 per Unit). Based on 46,608,796 Units outstanding, the per Unit distributions during the second quarter of 2005 were as follows:

April	$.214535
May	.263897
June	.262180

Quarter Total	$.740612

     The Royalty income distributed in the second quarter of 2005 was higher than that distributed in the second quarter of 2004 primarily due to an increase in the average gas price from $4.38 per Mcf for the second quarter of 2004 to $5.43 per Mcf for the second quarter of 2005. In addition, in May 2005, BROG included an aggregate of $988,392 in calculating the Trust’s May 2005 royalty payment. This represented the Trust’s 75% interest in settlement of certain audit exceptions. Interest earnings for the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, were higher, primarily due to an increase in funds available for investment pending distribution as well as an increase in interest rates. Administrative expenses were higher primarily as a result of differences in timing in the receipt and payment of these expenses, but also as a result of complying with the new internal control over financial reporting and other requirements of the Sarbanes-Oxley Act of 2002.
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
     The capital costs attributable to the Underlying Properties for the second quarter of 2005 were reported by BROG as approximately $2.8 million. BROG’s capital expenditure budget for the Underlying Properties for 2005 is estimated at $17 million of which approximately $3.3 million has been spent as of June 30, 2005; however, BROG reports that based on its actual capital requirements, its mix of projects and swings in the price of natural gas, the actual capital expenditures for 2005 could range from $15 million to $25 million. Capital expenditures were approximately $4.6 million for the second quarter of 2004. In 2004, approximately $22.3 million in capital expenditures were deducted in calculating Royalty income. In February 2005, BROG informed the Trustee that for 2005 it anticipates 401 projects, including the drilling of 71 new wells to be operated by BROG and 31 wells to be operated by third parties. Of the new BROG operated wells, 19 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining 52 are projected as coal seam wells completed in the Fruitland Coal formation. A total of 21 of the wells operated by third parties are projected to be conventional wells and the remaining ten are projected to be coal seam wells. BROG projects approximately $12 million to be spent on the new wells, and $5 million is to be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG has announced that the budget for 2005 reflects the commencement of a shift toward increased development of conventional gas and a winding down of its program for infill drilling in the Fruitland Coal formation.
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
     BROG has informed the Trust that lease operating expenses and property taxes were $5,017,103 and $159,264, respectively, for the second quarter of 2005, as compared to $4,615,886 and $122,700, respectively, for the second quarter of 2004.
     BROG has reported to the Trustee that during the second quarter of 2005 four gross (.54 net) coal seam wells, two gross (.08 net) miscellaneous coal seam projects, 11 gross (.90 net) conventional wells, and one gross (.002 net) payadd were completed on the Underlying Properties.
     Fifty-five gross (7.91 net) coal seam wells, one gross (0.875 net) recavitation, four gross (1.47 net) coal seam recompletions, 63 gross (10.07 net) conventional wells, 11 gross (1.74 net) payadds, two gross (.75 net) conventional recompletions, and five gross (3.11 net) restimulations were in progress at June 30, 2005.

     There were 21 gross (2.31 net) coal seam wells, one gross (.04 net) miscellaneous coal seam project, eight gross (0.05 net) conventional wells and four gross (1.70 net) restimulations completed on the Underlying Properties as of June 30, 2004. Sixty-three gross (8.89 net) coal seam wells, four gross (1.89 net) recompletions, two gross (.08 net) miscellaneous coal seam projects, 29 gross (5.40 net) conventional wells, four gross (1.72 net) payadds, 11 gross (6.96 net) recompletions and four gross (3.11 net) restimulations were in progress at June 30, 2004.
     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.
     Royalty income for the quarter ended June 30, 2005 is associated with actual gas and oil production during February 2005 through April 2005 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended
	June 30,
	2005	2004
Gas:
Total sales (Mcf)	10,789,471	10,831,487
Mcf per day	121,230	120,350
Average price (per Mcf)	$5.43	$4.38

Oil:
Total sales (Bbls)	17,472	23,709
Bbls per day	196	263
Average price (per Bbl)	$47.79	$31.72
Gas and oil sales attributable to the Royalty for the quarters ended June 30, 2005 and 2004 were as follows:

	Three Months Ended
	June 30,
	2005	2004
Gas sales (Mcf)	6,887,037	6,392,963
Oil sales (Bbls)	11,155	13,986
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
     During the second quarter of 2005, average gas prices were $1.05 higher than the average prices reported during the second quarter of 2004. The average price per barrel of oil during the second quarter of 2005 was $16.07 per barrel higher than that received for the second quarter of 2004 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

     BROG previously entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provided for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips Company (“ConocoPhillips”) pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG then prepared a form of request for proposal and circulated it to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Effective as of April 1, 2005, BROG entered into two new contracts for the sale of all volumes of gas produced from the Underlying Properties and formerly sold to ConocoPhillips. These new contracts provide for (i) the sale of such gas to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc., and Coral Energy Resources, L.P., respectively, (ii) the delivery of such gas at various delivery points through March 31, 2007, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of New Mexico. With respect to BROG’s contract with PNM Gas Services, BROG and PNM Gas Services have entered into a letter agreement dated January 31, 2005, pursuant to which the parties waive the right to terminate the underlying contract as of March 31, 2006, so that the term of that contract will continue until at least March 31, 2007, and from year-to-year thereafter until terminated by either party upon twelve months notice to the other. Unit Holders are referred to Note 6 of the Notes to Financial Statements in the Trust’s 2004 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.
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
Six Months Ended June 30, 2005 and 2004
     For the six months ended June 30, 2005, the Trust received Royalty income of $74,538,084 and interest income of $65,357. There was no change in cash reserves. After deducting administrative expenses of $1,348,166, distributable income was $73,255,275 ($1.571704 per Unit) for the six months ended June 30, 2005. For the six months ended June 30, 2004, the Trust received Royalty income of $46,705,539 and interest income of $20,514. There was no change in cash reserves. After deducting administrative expenses of $1,042,368, distributable income was $45,683,685 ($.980152 per Unit) for the six months ended June 30, 2004.
     The increase in distributable income from 2004 to 2005 resulted primarily from higher gas prices during the first half of 2005. Interest earnings for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004 were higher primarily due to an increase in funds available for investment pending distribution as well as an increase in interest rates. General and administrative expenses were higher for the six months ended June 30, 2005, as compared to the same period in 2004 primarily as a result of differences in timing in the receipt and payment of these expenses, but also as a result of complying with the new internal control over financial reporting and other requirements of the Sarbanes-Oxley Act of 2002 and costs incurred in resolving certain outstanding joint interest audit issues.
     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 2005 amounted to approximately $8.7 million. Capital expenditures were approximately $14.0 million for the first six months of 2004. Lease operating expenses and property taxes totaled $9,693,551 and $315,442, respectively, for the first six months of 2005 as compared to $8,613,941 and $249,500, respectively, for the first six months of 2004.
     BROG has reported to the Trustee that during the six months ended June 30, 2005, 11 gross (.90 net) conventional wells, two gross (.004 net) payadds, five gross (1.41 net) coal seam wells, and five gross (.20 net) miscellaneous coal seam capital projects were completed on the Underlying Properties.
     There were 18 gross (6.38 net) conventional wells, three gross (0.007 net) payadds, one gross (0.44 net) recompletion, eight gross (5.07 net) restimulations, 26 gross (2.48 net) coal seam wells, one gross (0.82 net) coal seam recompletion and one gross (0.04 net) miscellaneous coal seam capital project completed on the Underlying Properties during the six months ended June 30, 2004.
     Royalty income for the six months ended June 30, 2005 is associated with actual gas and oil production during November 2004 through April 2005 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended
	June 30,
	2005	2004
Gas:
Total sales (Mcf)	22,151,787	21,860,720
Mcf per day	122,386	120,114
Average price (per Mcf)	$5.73	$4.27

Oil:
Total Sales (Bbls)	36,061	38,564
Bbls per day	199	212
Average price (per Bbl)	$45.26	$30.31

Gas and oil sales attributable to the Royalty for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended
	June 30,
	2005	2004
Gas sales (Mcf)	13,920,798	11,898,659
Oil sales (Bbls)	22,696	21,313
     During the first six months of 2005, gas and oil prices were higher than during the first six months of 2004. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

Calculation of Royalty Income
     Royalty income received by the Trust for the three months and six months ended June 30, 2005 and 2004, respectively, was computed as shown in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$58,627,002		$47,418,520		$126,963,885		$93,439,283
Oil proceeds	834,924		752,081		1,632,125		1,168,844
Other	1,309,384	(1)	—		2,405,486	(1)(2)	—

Total	60,771,310		48,170,601		131,001,496		94,608,127

Less production costs:
Severance tax — gas	5,616,749		4,714,629		12,667,531		9,267,453
Severance tax — oil	80,824		76,676		166,885		120,936
Lease operating expense and property tax	5,176,367	(1)	4,738,586		10,008,993	(1)(2)	8,863,441
Other	42,505		42,763		42,505		42,763
Capital expenditures	2,793,802		4,585,697	(3)	8,731,469		14,039,482	(3)

Total	13,710,247		14,158,351		31,617,383		32,334,075

Less excess production costs and interest from prior year	—		—		—		—

Net profits	47,061,063		34,012,250		99,384,113		62,274,052
Net overriding royalty interest	75%		75%		75%		75%

Royalty income	$35,295,797		$25,509,188		$74,538,084		$46,705,539

(1)	In May 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $988,392 was included in calculating net proceeds paid to the Trust by BROG in settlement of certain of those audit issues. Of that amount, $982,038 was included in net proceeds paid to the Trust by BROG in settlement of claims for additional revenue and $6,354 was included in net proceeds in settlement of claims concerning disputed lease operating expenses.

(2)	In March 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $833,851 was included in calculating net proceeds paid to the Trust by BROG in settlement of claims for interest on late payments of net proceeds and in settlement of certain other audit issues. Of that amount, $822,077 was included in settlement of claims for additional revenue and $11,774 was included in settlement of claims concerning disputed lease operating expenses.

(3)	In July 2004, BROG reduced the capital expenditures accrued for the Underlying Properties for the month of July by approximately $1 million, resulting in a corresponding increase in the Royalty income received by the Trust in July 2004. Such adjustment is not reflected in this table as it occurred after June 30, 2004.

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
Critical Accounting Policies
     In accordance with the Commission’s staff accounting bulletins and consistent with other royalty trusts, the financial statements of the Trust are prepared on the following basis:
•	Royalty income recorded for a month is the amount computed and paid pursuant to the Conveyance by BROG to the Trustee for the Trust. Royalty income consists of the proceeds received by BROG from the sale of production from the Underlying Properties less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by BROG for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty income paid to the Trust and the distribution to Unit Holders for that month.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from royalty income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The Conveyance which transferred the Royalty to the Trust provides that any excess of development and production costs applicable to the Underlying Properties over gross proceeds from such properties must be recovered from future net proceeds before Royalty income is again paid to the Trust.

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
     The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2005, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
     During the quarter ended June 30, 2005, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
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
Item 6. Exhibits.

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXASBANK, AS TRUSTEE FOR THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Trust Officer

Date: August 9, 2005
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description
4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.