Form 10-Q
period 2005-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2005-11-08
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of Units of beneficial interest outstanding at November 8, 2005: 46,608,796

SAN JUAN BASIN ROYALTY TRUST
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from accounting principles generally accepted in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, although TexasBank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 2005, and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2005 and 2004. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and short-term investments	$9,260,904	$10,140,045
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $108,717,540 and $106,600,707 at September 30, 2005 and December 31, 2004, respectively)	24,557,988	26,674,821

	$33,818,892	$36,814,866

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$9,146,046	$10,025,187
Cash reserves	114,858	114,858
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	24,557,988	26,674,821

	$33,818,892	$36,814,866

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Royalty income	$32,832,885	$34,673,819	$107,370,970	$81,379,357
Interest income	44,893	18,478	110,249	38,992

	32,877,778	34,692,297	107,481,219	81,418,349

General and administrative expenditures	585,828	290,676	1,933,994	1,333,044

Distributable income	$32,291,950	$34,401,621	$105,547,225	$80,085,305

Distributable income per Unit (46,608,796 Units)	$.692829	$.738093	$2.264533	$1.718245

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Trust corpus, beginning of period	$25,197,903	$28,338,910	$26,674,821	$29,822,820
Amortization of net overriding royalty interest	(639,915)	(850,220)	(2,116,833)	(2,334,130)
Distributable income	32,291,950	34,401,621	105,547,225	80,085,305
Distributions declared	(32,291,950)	(34,401,621)	(105,547,225)	(80,085,305)

Trust corpus, end of period	$24,557,988	$27,488,690	$24,557,988	$27,488,690

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
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
Sales of gas production from coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits under Section 29 of the Internal Revenue Code of 1986, as amended, through 2002, but not thereafter. Accordingly, under present law, the Trust’s production of gas from coal seam wells does not qualify for the Section 29 tax credit. Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 29 credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. Most recently, for example, on August 8, 2005, new energy tax legislation was enacted which, among other things, modifies the Section 29 credit in several respects, but does not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 29 may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders.
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

Business Overview
     The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “Indenture”). The Trustee of the Trust is TexasBank. On September 19, 2005, Compass Bancshares Inc. (“Compass”) announced the signing of a definitive agreement to acquire TexasBanc Holding Co. (“TexasBanc”), the parent company of the Trustee, in a combination that would create the fifth largest bank in Texas. Upon completion of the transaction, with combined total assets of approximately $31.1 billion and a market capitalization of $6.1 billion, Compass will rank as the 28th largest U.S. bank holding company, with operations in Texas, New Mexico, Florida, Colorado, Arizona and Alabama. The transaction, which is anticipated to be completed in January 2006, is subject to all required regulatory approvals, approval by TexasBanc shareholders and other customary conditions.
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
Three Months Ended September 30, 2005 and 2004
     The Trust received Royalty income of $32,832,885 and interest income of $44,893 during the third quarter of 2005. There was no change in cash reserves. After deducting administrative expenses of $585,828, distributable income for the quarter was $32,291,950 ($.692829 per Unit). In the third quarter of 2004, royalty income was $34,673,819, interest income was $18,478, there was no change in cash reserves, administrative expenses were $290,676 and distributable income was $34,401,621 ($.738093 per Unit). Based on 46,608,796 Units outstanding, the per Unit distributions during the third quarter of 2005 were as follows:

July	$.279524
August	.217075
September	.196230

Quarter Total	$.692829

     The Royalty income distributed in the third quarter of 2005 was lower than that distributed in the third quarter of 2004 primarily due to increased production costs and slightly decreased production volumes. In calculating the September 2005 distribution, BROG reduced volumes used in calculating the Royalty payable to the Trust due to accrual adjustments for February and March production. The primary reasons for reduced production for those months were weather-related shut-downs and unscheduled pipeline maintenance. The average gas price increased from $5.25 per Mcf for the third quarter of 2004 to $5.85 per Mcf for the third quarter of 2005. In addition, in July 2004, BROG included an aggregate of $1,835,500 in calculating the Trust’s July 2004 royalty income payment. This represented the Trust’s 75% interest in settlement of certain joint interest audit issues, including claims related to natural gas liquids, gas imbalances and interest on other settled claims. Also, in July 2004, BROG adjusted the capital expenditures accrued for the properties to which the Royalty relates by approximately $1 million, resulting in a corresponding increase in the Royalty income received by the Trust in July 2004. Interest earnings for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004, were higher, primarily due to an increase in funds available for investment pending distribution as well as an increase in interest rates. Administrative expenses were higher primarily as a result of differences in timing in the receipt and payment of these expenses, but also as a result of complying with the new internal control over financial reporting and other requirements of the Sarbanes-Oxley Act of 2002 and costs incurred in resolving certain outstanding audit issues.
     BROG has informed the Trustee that the New Mexico Oil and Gas Proceeds Withholding Tax Act (the “Withholding Tax Act”) requires remitters who pay certain oil and gas proceeds from production on New Mexico properties on or after October 1, 2003, to withhold income taxes from such proceeds in the case of certain nonresident recipients. The Trustee, on advice of New Mexico counsel, has observed that “net profits interests,” such as the Royalty, and other types of interests, the extent of which cannot be determined with respect to a specific share of the oil and gas production, are excluded from the withholding requirements of the Withholding Tax Act. Unit Holders are reminded to consult with their tax advisors regarding the applicability of New Mexico income tax to distributions received from the Trust by a Unit Holder.
     The capital costs attributable to the Underlying Properties for the third quarter of 2005 and deducted by BROG in calculating Royalty income were approximately $5.7 million. BROG’s capital expenditure budget for the Underlying Properties for 2005 is estimated at $17 million of which approximately $9.1 million has been spent as of September 30, 2005; however, BROG reports that based on its actual capital requirements, its mix of projects and swings in the price of natural gas, the actual capital expenditures for 2005 could range from $15 million to $25 million. Capital expenditures were approximately $3.5 million for the third quarter of 2004. In 2004, approximately $22.3 million in capital expenditures were deducted in calculating Royalty income. In February 2005, BROG informed the Trustee that the 2005 budget for the Underlying Properties anticipates 401 projects, including the drilling of 71 new wells to be operated by BROG and 31 wells to be operated by third parties. Of the new BROG operated wells, 19 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining 52 are projected as coal seam wells completed in the Fruitland Coal formation. A total of 21 of the wells operated by third parties are projected to be conventional wells and the remaining ten are projected to be coal seam wells. BROG projects approximately $12 million to be spent on the new wells, and $5 million is to be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG has announced that the budget for 2005 reflects the commencement of a shift toward increased development of conventional gas, including infill drilling to the Mesaverde and Dakota formations, and a winding down of its program for infill drilling in the Fruitland Coal formation.
     BROG has informed the Trust that lease operating expenses and property taxes were $6,115,517 and $184,056, respectively, for the third quarter of 2005, as compared to $4,644,449 and $195,518, respectively, for the third quarter of 2004.

     BROG has reported to the Trustee that during the third quarter of 2005, seven gross (1.09 net) coal seam wells, one gross (0.88 net) coal seam recavitation, two gross (0.61 net) coal seam recompletions, and 17 gross (3.20 net) conventional wells were completed on the Underlying Properties.
     Sixty-five gross (7.28 net) coal seam wells, two gross (0.86 net) coal seam recompletions, 55 gross (9.71 net) conventional wells, 11 gross (1.74 net) payadds, three gross (0.92 net) recompletions, and five gross (3.11 net) restimulations were in progress at September 30, 2005.
     There were three gross (0.005 net) conventional wells, seven gross (5.59 net) recompletions, one gross (0.88 net) restimulation, eight gross (2.72 net) coal seam wells, one gross (0.87 net) coal seam recompletion, and one gross (0.007 net) miscellaneous coal seam project completed on the Underlying Properties as of September 30, 2004. Thirty-four gross (5.75 net) conventional wells, seven gross (3.12 net) recompletions, three gross (2.24 net) restimulations, five gross (1.73 net) payadds, 77 gross (7.68 net) coal seam wells, five gross (2.74 net) coal seam recompletions, and one gross (0.06 net) miscellaneous coal seam project were in progress at September 30, 2004.
     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.
     Royalty income for the quarter ended September 30, 2005 is associated with actual gas and oil production during May 2005 through July 2005 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30,
	2005	2004
Gas:
Total sales (Mcf)	10,466,804	10,859,313
Mcf per day	113,770	118,036
Average price (per Mcf)	$5.85	$5.25

Oil:
Total sales (Bbls)	17,020	21,091
Bbls per day	185	229
Average price (per Bbl)	$49.70	$35.53
Gas and oil sales attributable to the Royalty for the quarters ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30,
	2005	2004
Gas sales (Mcf)	6,163,750	6,859,527
Oil sales (Bbls)	10,017	13,296
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
     During the third quarter of 2005, average gas prices were $.60 higher than the average prices reported during the third quarter of 2004. The average price per barrel of oil during the third quarter of 2005 was $14.17 per barrel higher than that received for the third quarter of 2004 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.
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
Nine Months Ended September 30, 2005 and 2004
     For the nine months ended September 30, 2005, the Trust received Royalty income of $107,370,970 and interest income of $110,249. There was no change in cash reserves. After deducting administrative expenses of $1,933,994, distributable income was $105,547,225 ($2.264533 per Unit) for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, the Trust received Royalty income of $81,379,357 and interest income of $38,992. There was no change in cash reserves. After deducting administrative expenses of $1,333,044, distributable income was $80,085,305 ($1.718245 per Unit) for the nine months ended September 30, 2004.
     The increase in distributable income from 2004 to 2005 resulted primarily from higher gas prices during the first nine months of 2005. Interest earnings for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004 were higher primarily due to an increase in funds available for investment pending distribution as well as an increase in interest rates. General and administrative expenses were higher for the nine months ended September 30, 2005, as compared to the same period in 2004 primarily as a result of differences in timing in the receipt and payment of these expenses, but also as a result of complying with the new internal control over financial reporting and other requirements of the Sarbanes-Oxley Act of 2002 and costs incurred in resolving certain outstanding joint interest audit issues.
     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2005 amounted to approximately $14.4 million. Capital expenditures were approximately $17.5 million for the first nine months of 2004. Lease operating expenses and property taxes totaled $15,809,068 and $499,498, respectively, for the first nine months of 2005 as compared to $13,258,390 and $445,018, respectively, for the first nine months of 2004.
     BROG has reported to the Trustee that during the nine months ended September 30, 2005, 28 gross (0.41 net) conventional wells, two gross (0.004 net) payadds, 12 gross (2.50 net) coal seam wells, one gross (0.88 net) coal seam recavitation, two gross (0.61 net) coal seam recompletions, and five gross (0.20 net) miscellaneous coal seam capital projects were completed on the Underlying Properties.
     There were 21 gross (6.39 net) conventional wells, three gross (0.007 net) payadds, eight gross (6.03 net) recompletions, nine gross (5.95 net) restimulations, 34 gross (5.20 net) coal seam wells, two gross (1.69 net) coal seam recompletions and two gross (0.05 net) miscellaneous coal seam capital projects completed on the Underlying Properties during the nine months ended September 30, 2004.
     Royalty income for the nine months ended September 30, 2005 is associated with actual gas and oil production during November 2004 through July 2005 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended
	September 30,
	2005	2004
Gas:
Total sales (Mcf)	32,618,591	32,720,033
Mcf per day	119,482	119,416
Average price (per Mcf)	$5.77	$4.60

Oil:
Total Sales (Bbls)	53,081	59,655
Bbls per day	194	218
Average price (per Bbl)	$46.68	$32.16
Gas and oil sales attributable to the Royalty for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended
	September 30,
	2005	2004
Gas sales (Mcf)	20,084,548	18,758,186
Oil sales (Bbls)	32,713	34,609

     During the first nine months of 2005, gas and oil prices were higher than during the first nine months of 2004. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

Calculation of Royalty Income
     Royalty income received by the Trust for the three months and nine months ended September 30, 2005 and 2004, respectively, was computed as shown in the following table:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004		2005		2004
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$61,276,528	$56,977,514		$188,240,413		$150,416,797
Oil proceeds	845,878	749,444		2,478,003		1,918,288
Other	—	2,447,333	(1)	2,405,486	(2)(3)	2,447,333	(1)

Total	62,122,406	60,174,291		193,123,902		154,782,418

Less production costs:
Severance tax – gas	6,296,781	5,571,441		18,964,311		14,838,895
Severance tax – oil	87,509	75,507		254,395		196,443
Lease operating expense and property tax	6,299,573	4,839,967		16,308,566	(2)(3)	13,703,408
Other	—	—		42,505		42,763
Capital expenditures	5,661,363	3,455,618	(4)	14,392,832		17,495,100	(4)

Total	18,345,226	13,942,533		49,962,609		46,276,609

Less excess production costs and interest from prior year	—	—		—		—

Net profits	43,777,180	46,231,758		143,161,293		108,505,809
Net overriding royalty interest	75%	75%		75%		75%

Royalty income	$32,832,885	$34,673,819		$107,370,970		$81,379,357

(1)	In July 2004, an aggregate of $1,835,500 (the Trust’s 75% interest in the total $2,447,333 settlement) was included by BROG in calculating the Trust’s Royalty payment in connection with the settlement of certain joint interest audit issues.

(2)	In March 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $833,851 was included in calculating net proceeds paid to the Trust by BROG in settlement of claims for interest on late payments of net proceeds and in settlement of certain other audit issues. Of that amount, $822,077 was included in settlement of claims for additional revenue and $11,774 was included in settlement of claims concerning disputed lease operating expenses.

(3)	In May 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $988,392 was included in calculating net proceeds paid to the Trust by BROG in settlement of certain of those audit issues. Of that amount, $982,038 was included in net proceeds paid to the Trust by BROG in settlement of claims for additional revenue and $6,354 was included in net proceeds in settlement of claims concerning disputed lease operating expenses.

(4)	In July 2004, BROG reduced the capital expenditures accrued for the Underlying Properties for the month of July by approximately $1 million, resulting in a corresponding increase in the Royalty income received by the Trust in July 2004.
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

     The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2005, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
     During the quarter ended September 30, 2005, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
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
     The Trust is not named as a party, nor are its assets subject, to any material pending legal proceedings, however, BROG is involved in various legal proceedings, the outcome of which may impact the Trust. Should certain legal proceedings to which BROG is a party be decided in a manner adverse to BROG, the amount of Royalty income received by the Trust could materially decrease. The Trust has not received from BROG any estimate of the amount of any potential loss in such proceedings, or the portion of any such potential loss that might be allocated to the Royalty.
Item 6. Exhibits.

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the

Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 8, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 8, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXASBANK, AS TRUSTEE FOR THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Trust Officer

Date: November 8, 2005
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description
4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 8, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 8, 2005, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.