Form 10-K
period 2005-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2006-03-15
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8032
San Juan Basin Royalty Trust
(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TexasBank, Trust Department 2525 Ridgmar Boulevard, Suite 100 Fort Worth, Texas	76116 (Zip Code)
(Address of principal executive offices)

(866) 809-4553
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).  Yes ☑     No ☐
Large Accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the Registrant as of June 30, 2005: $1,955,155,092.

At March 6, 2006, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

“Units of Beneficial Interest” at page 1; “Description of the Properties” at page 4; “Trustee’s Discussion and Analysis” at pages 5-10; and “Statements of Assets, Liabilities and Trust Corpus,” “Statements of Distributable Income,” “Statements of Changes in Trust Corpus,” “Notes to Financial Statements,” and “Report of Independent Registered Public Accounting Firm” at page 12 et seq., in registrant’s Annual Report to Unit Holders for the year ended December 31, 2005, are incorporated herein by reference for Item 5 (Market for Registrant’s Units, Related Security Holder Matters and Issuer Purchases of Units), Item 7 (Trustee’s Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.

PART I

Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the San Juan Basin Royalty Trust (the “Trust”) with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect Burlington Resources Oil & Gas Company LP’s (“BROG”), the working interest owner’s current view with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by TexasBank, the Trustee of the Trust, and BROG and involve risks and uncertainties. These risks and uncertainties include volatility of oil and gas prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

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

On September 19, 2005, Compass Bancshares Inc. (“Compass”) announced the signing of a definitive agreement to acquire TexasBanc Holding Co. (“TexasBanc”), the parent company of the Trustee, in a combination that would create the fifth largest bank in Texas. The transaction, which is anticipated to be completed during the first half of 2006, is subject to all required regulatory approvals, approval by TexasBanc shareholders and other customary conditions. On December 12, 2005, ConocoPhillips and Burlington Resources, Inc., BROG’s parent (“Burlington”), announced that they signed a definitive agreement under which ConocoPhillips would acquire Burlington. That transaction is subject to shareholder and regulatory approval and other customary terms and conditions. It is anticipated that the transaction will be completed during the first half of 2006. Assuming that both of the subject transactions are completed, Compass Bank, a subsidiary of Compass, would succeed TexasBank as Trustee under the terms of the Indenture and ConocoPhillips (or a subsidiary) would succeed Burlington as BROG’s parent.

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

The Trust received approximately $153.8 million, $111.0 million and $92.0 million in Royalty Income from BROG in each of the fiscal years ended December 31, 2005, 2004 and 2003, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $151.6 million, $109.0 million and $90.0 million to Unit Holders in each of the fiscal years ended December 31, 2005, 2004 and 2003, respectively. The Trust’s corpus was approximately $23.9 million, $26.7 million and $29.8 million as of December 31, 2005, 2004 and 2003, respectively.

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

BROG has the right to sell its interest in the Underlying Properties and has recommended to the Trust that certain Underlying Properties BROG believes are marginal be sold to third parties. BROG has asked the Trust to join in the proposed sale by conveying the Royalty burdening those properties. The properties BROG currently proposes to sell constitute less than 2% of the value of the Royalty. The Trustee is currently evaluating whether its joinder in the sale would be in the best interest of the Unit Holders. Any such sale would require Unit Holder approval of an amendment to the Indenture that would allow the Trustee to sell up to a specified percentage of the value of the Royalty each year without obtaining the consent of Unit Holders.

ITEM 1A.	RISK FACTORS

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

Mineral properties, such as the Underlying Properties are depleting assets and, if BROG or other operators of the Underlying Properties do not perform additional development projects, the assets may deplete faster than expected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Trust has not received any written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Producing Acreage, Wells and Drilling

The Underlying Properties consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico and 4,429 gross (1,277 net) economic wells, including dual completions. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

During 2005, in calculating Royalty Income, BROG deducted approximately $19.1 million of capital expenditures for projects, including drilling and completion of 38 gross (2.72 net) conventional wells, five gross (0.011 net) payadds, one gross (0.57 net) conventional restimulation, 25 gross (2.89 net) coal seam wells, one gross (0.99 net) coal seam recavitation, two gross (0.61 net) coal seam recompletions, and five gross (0.20 net) miscellaneous coal seam capital projects. A payadd is the completion of an additional productive interval in an existing completed zone in a well.

The aggregate capital expenditures reported by BROG in calculating Royalty Income for 2005 include approximately $6 million attributable to the capital budgets for prior years. This occurs because projects within a given year’s budget may extend into subsequent years, with capital expenditures attributable to those projects used in calculating distributable income to the Trust in those subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator. Capital expenditures of approximately $13.9 million for 2005 budgeted projects were used in calculating net proceeds payable to the Trust in calendar year 2005, and approximately $5.1 million in capital expenditures from the 2005 budget were used in calculating net proceeds payable to the Trust for January and February 2006. Therefore, an additional approximately $2.8 million in capital expenditures for budgeted 2005 projects remains to be spent.

There were 110 gross (19.08 net) conventional wells, eight gross (1.73 net) payadds, six gross (3.30 net) conventional recompletions, seven gross (5.04 net) conventional restimulations, 59 gross (10.06 net) coal seam wells, five gross (2.32 net) coal seam recompletions, and one gross (0.04 net) miscellaneous coal seam capital project in progress as of December 31, 2005.

During 2004, in calculating the Royalty Income payable to the Trust, BROG deducted approximately $22.3 million of capital expenditures for projects, including drilling and completion of 25 gross (6.49 net) conventional wells, recompletion of 11 gross (8.05 net) conventional wells, nine gross (5.95 net) restimulations, three gross (0.007 net) conventional payadds, 61 gross (6.10 net) coal seam wells, four gross (3.41 net) coal seam recompletions, and two gross (0.05 net) miscellaneous coal seam capital projects and facilities maintenance. There were 57 gross (6.94 net) new conventional wells, recompletion of three gross (0.89 net) conventional wells, four gross (2.24 net) conventional well restimulations, 13 gross (1.74 net) conventional payadds, 48 gross (4.74 net) coal seam wells, four gross (1.90 net) coal seam recompletions and six gross (0.27 net) miscellaneous coal seam capital projects in progress as of December 31, 2004.

BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2006 is estimated at $37.6 million. Approximately $33 million of that budget is allocable to 153 new wells, including 41 wells scheduled to be dually completed in the Mesaverde and Dakota formations at an aggregate projected cost of approximately $13.6 million. BROG indicates that 61 of the new wells, at an aggregate cost of approximately $16 million, are projected to be drilled to formations producing coal seam gas as distinguished from conventional gas, and $4.5 million is to be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, and the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2006 could range from $20 million to $45 million. BROG anticipates 451 projects, including the drilling of 103 new wells to be operated by BROG and 50 wells to be operated by third parties. Of the new BROG operated wells, 52 are projected to be conventional wells completed to the Pictured Cliffs, Mesaverde, and/or Dakota formations, and the remaining 51 are projected as coal seam gas wells to be completed in the Fruitland Coal formation. A total of 40 of the wells operated by third parties are projected to be conventional wells, and the remaining ten are to be coal seam wells. BROG has announced that the budget for 2006 reflects the continuation of a shift toward increased development of conventional gas and a reduction of its program for infill drilling in the Fruitland Coal formation.

In February 2002, BROG informed the Trust that the New Mexico Oil Conservation Division (the “OCD”) had approved plans for 80-acre infill drilling of the Dakota formation in the San Juan Basin. In July 2003, the OCD approved 160-acre density in the Fruitland Coal formation. Eighty-acre density has been permitted in the Mesaverde formation since 1997. BROG reports that while there are currently no increased density proposals before the OCD, BROG continues to evaluate the merits of additional increased density for each formation in the San Juan Basin.

Oil and Gas Production

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2005, were as follows:

	2005		2004		2003
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Production	26,600,644	43,142	25,324,435	44,832	25,922,650	43,123
Average Price	$6.27	$49.62	$4.68	$34.81	$3.93	$26.11

Pricing Information

Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. Gas production from the Underlying Properties totaled 42,867,162 Mcf during 2005.

On September 4, 1996, the Trustee announced a settlement of litigation filed by the Trustee against BROG (the “1996 Settlement”). In the 1996 Settlement, agreement was reached, among other things, regarding marketing arrangements for the sale of those gas, oil and natural gas liquids products from the Underlying Properties going forward as follows:

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

BROG previously entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties providing for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips Company (“ConocoPhillips”) pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG then prepared a form of request for proposal and circulated it to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Effective April 1, 2005, BROG entered into two new contracts for the sale of all volumes of gas produced from the Underlying Properties and formerly sold to ConocoPhillips. These new contracts provide for (i) the sale of such gas to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. and Coral Energy

Resources, L.P., respectively, (ii) the delivery of such gas at various delivery points through March 31, 2007, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of New Mexico. With respect to BROG’s contract with PNM Gas Services, BROG and PNM Gas Services have entered into a letter agreement dated January 31, 2005, pursuant to which the parties waive the right to terminate the underlying contract as of March 31, 2006, so that the term of that contract will continue until at least March 31, 2007, and from year-to-year thereafter until terminated by either party upon twelve months notice to the other.

Confidentiality agreements with purchasers of gas produced from the Underlying Properties prohibit public disclosure of certain terms and conditions of gas sales contracts with those entities, including specific pricing terms, gas receipt points. Such disclosure could compromise the ability to compete effectively in the marketplace for the sale of gas produced from the Underlying Properties.

Oil and Gas Reserves

The following are definitions adopted by the SEC and the Financial Accounting Standards Board which are applicable to terms used within this Annual Report on Form 10-K:

“Estimated future net revenues” are computed by applying current prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements and allowed by federal regulation) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. “Estimated future net revenues” are sometimes referred to in this Annual Report on Form 10-K as “estimated future net cash flows.”

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves as of December 31, 2003, 2004 and 2005, were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2002, to December 31, 2005, (in thousands):

	Crude	Natural
	Oil	Gas
	(Bbls)	(Mcf)

Reserves as of December 31, 2002	448	235,466

Revisions of previous estimates	(31)	17,045
Extensions, discoveries and other additions	8	14,021
Production	(43)	(25,923)

Reserves as of December 31, 2003	382	240,609

Revisions of previous estimates	102	26,415
Extensions, discoveries and other additions	20	15,236
Production	(45)	(25,324)

Reserves as of December 31, 2004	459	256,936

Revisions of previous estimates	15	14,401
Extensions, discoveries and other additions	23	17,023
Production	(43)	(26,601)

Reserves as of December 31, 2005	454	261,759

Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003

Crude Oil (Bbls)	395	419	349
Natural Gas (Mcf)	231,235	235,272	218,266

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

The 2005, 2004 and 2003 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves are as follows (in thousands):

	2005	2004	2003

Balance, January 1	$756,017	$497,701	$411,882
Revisions of prior-year estimates, change in prices and other	339,865	272,251	106,935
Extensions, discoveries and other additions	72,698	47,338	29,693
Accretion of discount	75,602	49,770	41,188
Royalty Income	(153,858)	(111,043)	(91,997)

Balance, December 31	$1,090,324	$756,017	$497,701

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

December average prices of $9.04 per Mcf of conventional gas, $7.05 per Mcf of coal seam gas and $54.17 per Bbl of oil were used at December 31, 2005, in determining future net revenue. The upward revision in reserve quantities for 2005 as compared to 2004 is due in part to higher oil and gas prices in December 2005 as compared to December 2004.

December average prices of $6.33 per Mcf of conventional gas, $4.82 per Mcf of coal seam gas and $38.79 per Bbl of oil were used at December 31, 2004, in determining future net revenue. The upward revision in reserve quantities for 2004 as compared to 2003 was due in part to higher oil and gas prices in December 2004 as compared to December 2003.

December average prices of $4.47 per Mcf of conventional gas, $3.31 per Mcf of coal seam gas and $28.12 per Bbl of oil were used at December 31, 2003, in determining future net revenue.

The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2005, 2004 and 2003 (in thousands, except amounts per Unit):

	2005		2004		2003
	Estimated	Present	Estimated	Present	Estimated	Present
	Future	Value	Future	Value	Future	Value
	Net	at	Net	at	Net	at
	Revenue	10%	Revenue	10%	Revenue	10%

Total Proved	$2,018,722	$1,090,324	$1,382,108	$756,017	$899,477	$497,701
Proved Developed	$1,785,597	$965,615	$1,264,556	$696,430	$818,782	$458,224
Total Proved Per Unit	$43.31	$23.39	$29.65	$16.22	$19.30	$10.68

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

On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP.  The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the cause styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation, BROG alleges that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also seeks to recover its attorneys’ fees. The Trust has filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed.

In addition to the litigation described above, BROG is involved in various legal proceedings, the outcome of which may impact the Trust. Should certain legal proceedings to which BROG is a party be decided in a manner adverse to BROG, the amount of Royalty Income received by the Trust could materially decrease. The Trust has not received from BROG any estimate of the amount of any potential loss in such proceedings, or the portion of any such potential loss that might be allocated to the Royalty.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Unit Holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The information under “Units of Beneficial Interest” at page 1 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2005, is herein incorporated by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001

Royalty Income	$153,858,264	$111,042,767	$91,997,262	$38,053,281	$81,368,723
Distributable income	151,560,081	109,390,735	90,357,837	36,417,967	80,126,202
Distributable income per Unit	3.251747	2.346998	1.938644	0.781354	1.719123
Distributions per Unit	3.251747	2.346998	1.938644	0.781354	1.719123
Total assets, December 31	43,054,656	36,814,866	36,905,104	37,972,696	38,051,369

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The “Description of the Properties” and “Trustee’s Discussion and Analysis” at pages 5 through 10 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2005, are herein incorporated by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and is prohibited from engaging in any business or commercial activity of any kind whatsoever, including borrowing transactions, other than the Trust’s ability to borrow money periodically as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unit Holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit Holders to any foreign currency related market risk. The Trust does not market the gas, oil and/or natural gas liquids from the Underlying Properties. BROG is responsible for such marketing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Trust and the notes thereto at page 12 et seq., of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2005, are herein incorporated by reference.

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

The Indenture does not require BROG to update or provide information to the Trust. Under the Conveyance transferring the Royalty to the Trust, BROG is obligated to provide the Trust with certain information concerning calculations of net proceeds owed to the Trust, among other information. Pursuant to the 1996 Settlement, BROG agreed to new, more formal financial reporting and audit procedures as compared to those provided in the Conveyance.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2005, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

During the quarter ended December 31, 2005, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

As of December 31, 2005, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on the Trustee’s assessment and on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.

Report of Independent Registered Public
Accounting Firm on Internal Control Over Financial Reporting

We have audited the assessment of TexasBank (the “Trustee”), included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting, that San Juan Basin Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2005 and 2004 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005 of the Trust and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/  Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas
March 10, 2006

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed by the Trust in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2005, has previously been reported on a Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans.

During the past three years the Trustee received total remuneration as follows:

		Capacities in	Cash
Name of Individual or Entity	Year	Which Served	Compensation(1)

TexasBank	2005	Trustee	$310,461
TexasBank	2004	Trustee	$259,472
TexasBank	2003	Trustee	$234,064

(1)	Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. As of January 1, 2003, the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

(a) Security Ownership of Certain Beneficial Owners.  As of March 6, 2006, no person was known to beneficially own more than 5% of the outstanding Units of the Trust.

(b) Security Ownership of Trustee.  As of March 6, 2006, TexasBank beneficially owned 2,380 Units, or less than one percent of the Units. TexasBank has sole voting and dispository power over all of these Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust has no directors or executive officers and is not empowered to carry on any business activity. Accordingly, there are no relationships or related transactions to which the Trust was a party that are required to be disclosed. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2005 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2005 and 2004 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2005	2004

Audit Fees	$76,065	$34,760
Audit-Related Fees	-0-	−0-
Tax Fees	8,085	8,690
All Other Fees	-0-	−0-

Total	$84,150	$43,450

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

Financial Statements

Included in Part II of this Annual Report on Form 10-K by reference to the Trust’s Annual Report to Unit Holders for the year ended December 31, 2005:

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

Exhibits

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2005.**
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 15, 2006, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**
32	Certification required by Rule 13a-14(b), dated March 15, 2006, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank on behalf of TexasBank, the Trustee of the Trust.***

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	TEXASBANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Trust Officer

Date: March 15, 2006

(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2005.**
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 15, 2006, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, the Trustee for the Trust.**
32	Certification required by Rule 13a-14(b), dated March 15, 2006, by Lee Ann Anderson, Vice President and Trust Officer of TexasBank, on behalf of TexasBank, the Trustee of the Trust.***

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, TexasBank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.