Form 10-Q
period 2006-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2006-05-05
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
or
☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
Commission File No. 1-8032
SAN JUAN BASIN ROYALTY TRUST
(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas (State or other jurisdiction of incorporation or organization)	75-6279898 (I.R.S. Employer Identification No.)
Compass Bank, Trust Department
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     Number of Units of beneficial interest outstanding at May 4, 2006: 46,608,796

SAN JUAN BASIN ROYALTY TRUST
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from accounting principles generally accepted in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, although Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 2006, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2006 and 2005. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and short-term investments	$15,551,034	$19,173,162
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $109,997,591 and $109,394,034 at March 31, 2006 and December 31, 2005, respectively)	23,277,937	23,881,494

	$38,828,971	$43,054,656

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$15,436,176	$19,058,304
Cash reserves	114,858	114,858
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	23,277,937	23,881,494

	$38,828,971	$43,054,656

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
Royalty income	$50,875,009	$39,242,287
Interest income	97,737	28,437

	50,972,746	39,270,724
General and administrative expenditures	482,550	534,508

Distributable income	$50,490,196	$38,736,216

Distributable income per Unit (46,608,796 Units)	$1.083276	$0.831092

     The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
Trust corpus, beginning of period	$23,881,494	$26,674,821
Amortization of net overriding royalty interest	(603,557)	(761,913)
Distributable income	50,490,196	38,736,216
Distributions declared	(50,490,196)	(38,736,216)

Total corpus, end of period	$23,277,937	$25,912,908

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

Sales of production from coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits through 2002 but not thereafter. Accordingly, under present law, the Trust’s production of gas from coal seam wells does not qualify for tax credit under Section 45 (formerly Section 29) of the Internal Revenue Code of 1986, as amended (the “Section 45 Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45 Tax Credit in various ways and to various extents but no legislation that would qualify the Trust’s current production for such credit has been enacted. Most recently, for example, on August 8, 2005, new energy tax legislation was enacted which, among other things, modifies the Section 45 Tax Credit on several respects, but does not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45 of the Internal Revenue Code of 1986, as amended, may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders.
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
3.     CONTINGENCIES
See Part II — Item 1, “Legal Proceedings” concerning the status of litigation matters.
4.     SETTLEMENTS AND LITIGATION
During 2004, an aggregate of $3,314,808 was included in calculating net proceeds paid to the Trust by BROG as part of the ongoing negotiation of joint interest audit exceptions, interest for resolved audit exceptions, and insurance proceeds for a business interruption claim.
In 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, an aggregate of $2,405,486 was included in calculating net proceeds BROG paid to the Trust in settlement of certain of those audit issues.
In February 2006, as part of the ongoing negotiations between the Trust and BROG, $393,923 was included in BROG’s distribution to the Trust in payment of interest due on late payment of gross proceeds.
On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the cause styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation, BROG alleged that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also sought to recover its attorneys’ fees. The Trust filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed. At the conclusion of a hearing conducted on April 20, 2006, the Court entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award. The Order and the anticipated final judgment on the Arbitration Award are subject to appeal.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
     Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (the “Commission”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect BROG’s current view with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by Compass Bank, the Trustee of the Trust, and BROG and involve risks and uncertainties. These risks and uncertainties include volatility of oil and gas prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.
Business Overview
     The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “Indenture”). The Trustee of the Trust is Compass Bank (as a result of the merger discussed below).
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
     On March 24, 2006 Compass Bancshares Inc., the parent company of Compass Bank, completed its acquisition of TexasBanc Holding Co., the parent company of TexasBank. On that same date, TexasBank merged with Compass Bank, and as a result, Compass Bank succeeded TexasBank as Trustee under the terms of the Indenture.
     The Royalty constitutes the principal asset of the Trust and the beneficial interests in the Trust are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became BROG. On March 31, 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., BROG’s parent and the name of that acquiring subsidiary was changed to Burlington Resources, Inc. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn, is the parent of BROG.
     The function of the Trustee is to collect the income attributable to the Royalty, to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit Holders. The Trust is not empowered to carry on any business activity and has no employees, all administrative functions being performed by the Trustee.
Three Months Ended March 31, 2006 and 2005
     The Trust received Royalty income of $50,875,009 and interest income of $97,737 during the first quarter of 2006. There was no change in cash reserves. After deducting administrative expenses of $482,550, distributable income for the quarter was $50,490,196 ($1.083276 per Unit). In the first quarter of 2005, Royalty income was $39,242,287, interest income was $28,437, there was no change in cash reserves, administrative expenses were $534,508 and distributable income was $38,736,216 ($.831092 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2006 were as follows:

January.	$.414455
February.	.337635
March.	.331186

Quarter Total	$1.083276

     The Royalty income distributed in the first quarter of 2006 was higher than that distributed in the first quarter of 2005 primarily due to an increase in the average gas price from $6.01 per Mcf for the first quarter of 2005 to $8.44 per Mcf for the first quarter of 2006. In March 2005, BROG included an aggregate of $833,851 in calculating the Trust’s March 2005 Royalty payment. This represented the Trust’s 75% interest on late payment of gross proceeds and settlement of certain other audit exceptions. Interest earnings for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, were higher, primarily due to an increase in funds available for investment pending distribution as well as an increase in interest rates. Administrative expenses were lower primarily as a result of differences in timing in the receipt and payment of these expenses.
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
     The capital costs attributable to the Underlying Properties for the first quarter of 2006 and deducted by BROG in calculating Royalty income were approximately $11.2 million. BROG’s capital expenditure budget for the Underlying Properties for 2006 is estimated at $37.6 million of which approximately $1.17 million has been spent as of March 31, 2006; however, BROG reports that based on its actual capital requirements, the pace of regulatory approvals, and the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2006 could range from $20 million to $45 million. Capital expenditures were approximately $5.94 million for the first quarter of 2005. In 2005, approximately $19.1 million in capital expenditures were deducted in calculating Royalty income. In February 2006, BROG informed the Trustee that the 2006 budget for the Underlying Properties anticipates 451 projects, including the drilling of 103 new wells to be operated by BROG and 50 wells to be operated by third parties. Of the new BROG operated wells, 52 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining 51 are projected as coal seam wells to be completed in the Fruitland Coal formation. A total of 40 of the wells operated by third parties are projected to be conventional wells and the remaining ten are projected to be coal seam wells. BROG projects approximately $33 million will be spent on the new wells, and $4.6 million will be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG has announced that the budget for 2006 reflects the continuation of a shift toward increased development of conventional gas.
     BROG has informed the Trustee that lease operating expenses and property taxes were $4,960,655 and $196,866, respectively, for the first quarter of 2006, as compared to $4,676,449 and $156,178, respectively, for the first quarter of 2005.
     BROG has reported to the Trustee that during the first quarter of 2006, one gross (0.04 net) miscellaneous coal seam project, three gross (0.23 net) coal seam wells, two gross (0.08 net) coal seam payadds, four gross (0.03 net) conventional wells, one gross (0.0008 net) payadd, and one gross (0.84 net) restimulation were completed on the Underlying Properties.
     Fifty-two gross (18.35 net) coal seam wells, eight gross (4.90 net) coal seam recompletions, two gross (0.004 net) coal seam restimulations, 139 gross (31.60 net) conventional wells, three gross (0.23 net) payadds, nine gross (5.20 net) recompletions, and seven gross (5.04 net) restimulations were in progress at March 31, 2006.
     There were three gross (0.12 net) coal seam miscellaneous projects, one gross (0.87 net) coal seam well and one gross (0.002 net) payadd completed on the Underlying Properties as of March 31, 2005. Two gross (0.08 net) coal seam miscellaneous projects, 38 gross (5.19 net) coal seam wells, three gross (1.03 net) coal seam recompletions, 65 gross (6.42 net) conventional wells, 11 gross (1.74 net) payadds, one gross (0.75 net) recompletion, and four gross (2.24 net) restimulations were in progress at March 31, 2005.
     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.

     Royalty income for the quarter ended March 31, 2006 is associated with actual gas and oil production during November 2005 through January 2006 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Gas:
Total sales (Mcf)	10,830,512	11,362,316
Mcf per day	117,723	123,503
Average price (per Mcf)	$8.44	$6.01

Oil:
Total sales (Bbls)	18,598	18,589

	2006	2005
Bbls per day	202	202
Average price (per Bbl)	$56.54	$42.89
     Gas and oil sales attributable to the Royalty for the quarters ended March 31, 2006 and 2005 were as follows:

	2006	2005
Gas sales (Mcf)	6,532,486	7,033,761
Oil sales (Bbls)	11,153	11,541
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
     During the first quarter of 2006, average gas prices were $2.43 higher than the average prices reported during the first quarter of 2005. The average price per barrel of oil during the first quarter of 2006 was $13.65 per barrel higher than that received for the first quarter of 2005 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.
     BROG previously entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provided for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services (“PNM”), respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG then prepared a form of request for proposal and circulated it to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Effective as of April 1, 2005, BROG entered into two new contracts for the sale of all volumes of gas produced from the Underlying Properties and formerly sold to ConocoPhillips. These new contracts provide for (i) the sale of such gas to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. (“ChevronTexaco”), and Coral Energy Resources, L.P. (“Coral”), respectively, (ii) the delivery of such gas at various delivery points through March 31, 2007, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of New Mexico. With respect to BROG’s contract with PNM, BROG and PNM entered into a letter agreement dated January 31, 2005, pursuant to which the parties waived the right to terminate the underlying contract as of March 31, 2006, so that the term of that contract will continue until at least March 31, 2007, and from year-to-year thereafter until terminated by either party upon twelve months notice to the other. Neither BROG nor any of ChevronTexaco, Coral nor PNM gave notice to terminate the three contracts described above for the sale of all volumes of gas produced from the Underlying Properties and, accordingly, the terms of those contracts have been extended through March 31, 2008.
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

Calculation of Royalty Income
     Royalty income received by the Trust for the three months ended March 31, 2006 and 2005, respectively, was computed as shown in the following table:

	2006		2005
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$91,455,578		$68,336,883
Oil proceeds	1,051,494		797,200

	92,507,072		69,134,083
Other	525,230	(1)	1,096,102	(2)

Total	93,032,302		70,230,185

Less production costs:
Severance tax — Gas	8,778,228		7,050,782
Severance tax — Oil	104,921		86,061
Lease operating expense and property tax	5,157,521		4,832,627	(2)
Other	—		—
Capital expenditures	11,158,287		5,937,666

Total	25,198,957		17,907,136

Less excess production and interest from prior year	—		—

Net profits	67,833,345		52,323,049
Net overriding royalty interest	75%		75%

Royalty income	$50,875,009		$39,242,287

(1)	In February 2006, as part of the ongoing negotiations between the Trust and BROG, $393,923 was included in BROG’s distribution to the Trust in payment of interest due on late payment of gross proceeds.

(2)	In March, 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $833,851 was included in BROG’s distribution to the Trust in payment of interest on late payments of gross proceeds and in settlement of certain other audit issues. Of that amount, $822,077 was allocated to the Trust as additional revenue and $11,774 was deducted from lease operating expenses allocated to the Trust .
Contractual Obligations
     Under the Indenture governing the Trust, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually, provided that the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

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
     The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2006, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
     During the quarter ended March 31, 2006, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
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
     On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the cause styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation, BROG alleged that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also sought to recover its attorneys’ fees. The Trust filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed. At the conclusion of a hearing conducted on April 20, 2006, the Court entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award. The Order and the anticipated final judgment on the Arbitration Award are subject to appeal.
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
Item 6. Exhibits.

(4	)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4	)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(4	)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31		Certification required by Rule 13a-14(a), dated May 5, 2006, by Lee Ann Anderson, Vice President and Trust Officer of Compass Bank, the Trustee for the Trust.**
32		Certification required by Rule 13a-14(b), dated May 5, 2006, by Lee Ann Anderson, Vice President and Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE FOR THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Trust Officer

Date: May 5, 2006
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description
(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated May 5, 2006, by Lee Ann Anderson, Vice President and Trust Officer of Compass Bank, the Trustee for the Trust.**
32	Certification required by Rule 13a-14(b), dated May 5, 2006, by Lee Ann Anderson, Vice President and Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.