Form 10-Q
period 2006-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2006-08-09
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of Units of beneficial interest outstanding at August 9, 2006: 46,608,796

SAN JUAN BASIN ROYALTY TRUST
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from accounting principles generally accepted in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, although Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 2006, and the distributable income and changes in trust corpus for the three-month periods and six-month periods ended June 30, 2006 and 2005. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and short-term investments	$8,736,380	$19,173,162
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $110,472,041 and $109,394,034 at June 30, 2006 and December 31, 2005, respectively)	22,803,487	23,881,494

	$31,539,867	$43,054,656

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$8,621,522	$19,058,304
Cash reserves	114,858	114,858
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	22,803,487	23,881,494

	$31,539,867	$43,054,656

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Royalty income	$28,532,236	$35,295,797	$79,013,322	$74,538,084
Interest income	43,023	36,920	534,683	65,357

	28,575,259	35,332,717	79,548,005	74,603,441

General and administrative expenditures	642,612	813,658	1,125,162	1,348,166

Distributable income	$27,932,647	$34,519,059	$78,422,843	$73,255,275

Distributable income per Unit (46,608,796 Units)	$.599299	$.740612	$1.682576	$1.571704

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Trust corpus, beginning of period	$23,277,937	$25,912,908	$23,881,494	$26,674,821
Amortization of net overriding royalty interest	(474,450)	(715,005)	(1,078,007)	(1,476,918)
Distributable income	27,932,647	34,519,059	78,422,843	73,255,275
Distributions declared	(27,932,647)	(34,519,059)	(78,422,843)	(73,255,275)

Trust corpus, end of period	22,803,487	25,197,903	22,803,487	25,197,903

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

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

The Trust’s financial statements for the quarterly period ended June 30, 2006 reflect the reclassification of $393,923 reported for the quarterly period ended March 31, 2006 as Royalty income to interest income.

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

In 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, an aggregate of $2,405,486 was included in calculating net proceeds paid to the Trust in settlement of certain of those audit issues.

In February 2006, as part of the ongoing negotiations between the Trust and BROG, $393,923 was included in BROG’s distribution to the Trust in payment of interest due on late payment of gross proceeds.

On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the case styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation, BROG alleged that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also sought to recover its attorneys’ fees. The Trust filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed. At the conclusion of a hearing conducted on April 20, 2006, the Court entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 24, 2006, BROG filed a Notice of Appeal indicating its desire to appeal from the Order and any final judgment confirming the Arbitration Award and on or about June 5, 2006, filed a Motion for New Trial in the District Court of Harris County urging substantially similar arguments made at the hearing. The Trust has responded to the Motion for New Trial and has served BROG with post-judgment discovery requests.

5.	SUBSEQUENT EVENTS

BROG’s distribution to the Trust for July 2006 included an aggregate of $1,534,182 representing a portion of the Arbitration Award referred to in Note 4, plus accrued interest. The balance of the Arbitration Award is pending the appeal process.
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

     The Royalty constitutes the principal asset of the Trust and the beneficial interests in the Trust are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became BROG. On March 31, 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., BROG’s parent. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn, is the parent of BROG.
     The function of the Trustee is to collect the income attributable to the Royalty, to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit Holders. The Trust is not empowered to carry on any business activity and has no employees, all administrative functions being performed by the Trustee.
Three Months Ended June 30, 2006 and 2005
     The Trust received Royalty income of $28,532,236 and interest income of $43,023 during the second quarter of 2006. There was no change in cash reserves. After deducting administrative expenses of $642,612, distributable income for the quarter was $27,932,647 ($.599299 per Unit). In the second quarter of 2005, royalty income was $35,295,797, interest income was $36,920, there was no change in cash reserves, administrative expenses were $813,658 and distributable income was $34,519,059 ($.740612 per Unit). Based on 46,608,796 Units outstanding, the per Unit distributions during the second quarter of 2006 were as follows:

April	$.181302
May	.233021
June	.184976

Quarter Total	$.599299

     The Royalty income distributed in the second quarter of 2006 was lower than that distributed in the second quarter of 2005. Although the average gas price increased from $5.43 per Mcf for the second quarter of 2005 to $5.97 per Mcf for the second quarter of 2006, gas production decreased in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. Production and development costs for the second quarter of 2006 were approximately $9 million higher than production costs for the second quarter of 2005 primarily as a result of the implementation of projects included in the increased capital budget announced by BROG for 2006 and resulting increases in capital expenditures. Interest earnings for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005, were higher, primarily due to an increase in interest rates. Administrative expenses were higher in 2005 primarily as a result of differences in timing in the receipt and payment of these expenses and costs relating to the arbitration proceeding described below.
     The capital costs attributable to the Underlying Properties for the second quarter of 2006 and deducted by BROG in calculating Royalty income were approximately $11 million. BROG’s capital expenditure budget for the Underlying Properties for 2006 is estimated at $37.6 million of which approximately $8.7 million had been spent as of June 30, 2006; however, BROG reports that based on its actual capital requirements, the pace of regulatory approvals, and the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2006 could range from $20 million to $45 million. Capital expenditures were approximately $2.8 million for the second quarter of 2005. In 2005, approximately $19.1 million in capital expenditures were deducted in calculating Royalty income. In

February 2006, BROG informed the Trustee that the 2006 budget for the Underlying Properties anticipates 451 projects, including the drilling of 103 new wells to be operated by BROG and 50 wells to be operated by third parties. Of the new BROG-operated wells, 52 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining 51 are projected as coal seam wells completed in the Fruitland Coal formation. A total of 40 of the wells operated by third parties are projected to be conventional wells and the remaining ten are projected to be coal seam wells. BROG projects approximately $33 million will be spent on the new wells, and $4.6 million will be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG has announced that the budget for 2006 reflects the continuation of a shift toward increased development of conventional gas.
     BROG has informed the Trustee that lease operating expenses and property taxes were $5,656,464 and $201,018, respectively, for the second quarter of 2006, as compared to $5,017,103 and $159,264, respectively, for the second quarter of 2005.
     BROG has reported to the Trustee that during the second quarter of 2006, nine gross (2.44 net) coal seam wells, one gross (0.45 net) coal seam recompletion, 41 gross (7.94 net) conventional wells, one gross (0.002 net) payadd, and one gross (0.84 net) restimulation were completed on the Underlying Properties.
     One gross (0.04 net) miscellaneous coal seam project, 51 gross (19.87 net) coal seam wells, six gross (0.25 net) coal seam payadds, six gross (3.60 net) coal seam recompletions, two gross (0.004 net) coal seam restimulations, four gross (0.02 net) miscellaneous conventional projects, 143 (36.57 net) conventional wells, 11 gross (0.25 net) payadds, seven gross (3.49 net) recompletions, and six gross (4.20 net) restimulations were in progress at June 30, 2006.
     There were four gross (0.54 net) coal seam wells, two gross (0.08 net) miscellaneous coal seam projects, 11 gross (0.90 net) conventional wells, and one gross (0.002 net) payadd completed on the Underlying Properties as of June 30, 2005. Fifty-five gross (7.91 net) coal seam wells, one gross (0.875 net) recavitation, four gross (1.47 net) coal seam recompletions, 63 gross (10.07 net) conventional wells, 11 gross (1.74 net) payadds, two gross (0.75 net) conventional recompletions, and five gross (3.11 net) restimulations were in progress at June 30, 2005.
     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.
     Royalty income for the quarter ended June 30, 2006 is associated with actual gas and oil production during February 2006 through April 2006 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended
	June 30,
	2006	2005
Gas:
Total sales (Mcf)	9,972,654	10,789,471
Mcf per day	112,052	121,230
Average price (per Mcf)	$5.97	$5.43

Oil:
Total sales (Bbls)	20,213	17,472
Bbls per day	227	196
Average price (per Bbl)	$60.57	$47.79

Gas and oil sales attributable to the Royalty for the quarters ended June 30, 2006 and 2005 were as follows:

	Three Months Ended
	June 30,
	2006	2005
Gas sales (Mcf)	5,200,329	6,887,037
Oil sales (Bbls)	10,549	11,155
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
     During the second quarter of 2006, average gas prices were $0.54 higher than the average prices reported during the second quarter of 2005. The average price per barrel of oil during the second quarter of 2006 was $12.78 per barrel higher than that received for the second quarter of 2005 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.
     BROG previously entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provided for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on twelve months’ notice, and (iii) the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing, L.L.C. were assumed by ConocoPhillips pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG then prepared a form of request for proposal and circulated it to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Effective as of April 1, 2005, BROG entered into two new contracts for the sale of all volumes of gas produced from the Underlying Properties and formerly sold to ConocoPhillips. These new contracts provide for (i) the sale of such gas to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. (“ChevronTexaco”), and Coral Energy Resources, L.P. (“Coral”), respectively, (ii) the delivery of such gas at various delivery points through March 31, 2007, and from year-to-year thereafter until terminated by either party on twelve months’ notice, and (iii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of New Mexico. With respect to BROG’s contract with PNM Gas Services, BROG and PNM Gas Services entered into a letter agreement dated January 31, 2005, pursuant to which the parties waived the right to terminate the underlying contract as of March 31, 2006, so that the term of that contract will continue until at least March 31, 2007, and from year-to-year thereafter until terminated by either party upon twelve months’ notice to the other. Neither BROG nor any of ChevronTexaco, Coral nor PNM gave notice to terminate the three contracts described above for the sale of all volumes of gas produced from the Underlying Properties and, accordingly, the terms of those contracts have been extended through March 31, 2008. Unit Holders are referred to Note 5 of the Notes to Financial Statements in the Trust’s 2005 Annual Report for further information concerning the marketing of gas produced from the Underlying Properties.
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
Six Months Ended June 30, 2006 and 2005
     For the six months ended June 30, 2006, the Trust received Royalty income of $79,013,322 and interest income of $534,683. There was no change in cash reserves. After deducting administrative expenses of $1,125,162, distributable income was $78,422,843 ($1.682576 per Unit) for the six months ended June 30, 2006. For the six months ended June 30, 2005, the Trust received Royalty income of $74,538,084 and interest income of $65,357. There was no change in cash reserves. After deducting administrative expenses of $1,348,166, distributable income was $73,255,275 ($1.571704 per Unit) for the six months ended June 30, 2005.
     The increase in distributable income from 2005 to 2006 resulted primarily from higher gas prices during the first half of 2006. Interest earnings for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005 were higher primarily due to interest paid to the Trust in February 2006 in settlement of audit issues relating to the late payment of gross proceeds, but also due to an increase in funds available for investment pending distribution as well as an increase in interest rates. General and administrative expenses were higher for the six months ended June 30, 2005, as compared to the same period in 2006 primarily as a result of differences in timing in the receipt and payment of these expenses, but also as a result of expenses incurred in 2005 in the resolution of certain revenue and expense audit issues.
     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 2006 amounted to approximately $22.1 million. Capital expenditures were approximately $8.7 million for the first six months of 2005. Lease operating expenses and property taxes totaled $10,617,120 and $397,884, respectively, for the first six months of 2006 as compared to $9,693,551 and $315,442, respectively, for the first six months of 2005.
     BROG has reported to the Trustee that during the six months ended June 30, 2006, one gross (0.04 net) miscellaneous coal seam project, 12 gross (2.67 net) coal seam wells, two gross (0.08 net) coal seam payadds, one gross (0.45 net) coal seam recompletion, 45 gross (7.97 net) conventional wells, two gross (0.003 net) payadds, and two gross (1.68 net) restimulations were completed on the Underlying Properties.
     There were 11 gross (.90 net) conventional wells, two gross (.004 net) payadds, five gross (1.41 net) coal seam wells, and five gross (.20 net) miscellaneous coal seam capital projects completed on the Underlying Properties during the six months ended June 30, 2005.
     Royalty income for the six months ended June 30, 2006 is associated with actual gas and oil production during November 2005 through April 2006 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended
	June 30,
	2006	2005
Gas:
Total sales (Mcf)	20,803,166	22,151,787
Mcf per day	114,935	122,386
Average price (per Mcf)	$7.26	$5.73

Oil:
Total Sales (Bbls)	38,811	36,061
Bbls per day	214	199
Average price (per Bbl)	$58.64	$45.26
Gas and oil sales attributable to the Royalty for the six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended
	June 30,
	2006	2005
Gas sales (Mcf).	11,732,815	13,920,798
Oil sales (Bbls)	21,702	22,696
     During the first six months of 2006, gas and oil prices were higher than during the first six months of 2005. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

Calculation of Royalty Income
     Royalty income received by the Trust for the three months and six months ended June 30, 2006 and 2005, respectively, was computed as shown in the following table:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005		2006	2005
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$59,545,094	$58,627,002		$151,000,672	$126,963,885
Oil proceeds	1,224,315	834,924		2,275,810	1,632,125
Other	—	1,309,384	(1)	—	2,405,486	(1)(2)

Total	60,769,409	60,771,310		153,276,482	131,001,496

Less production costs:
Severance tax — gas	5,751,215	5,616,749		14,529,443	12,667,531
Severance tax — oil	121,625	80,824		226,546	166,885
Lease operating expense and property tax	5,857,482	5,176,367	(1)	11,015,004	10,008,993	(1)(2)
Other	42,968	42,505		42,968	42,505
Capital expenditures	10,953,138	2,793,802		22,111,424	8,731,469

Total	22,726,428	13,710,247		47,925,385	31,617,383

Less excess production costs and interest from prior year	—	—		—	—

Net profits	38,042,981	47,061,063		105,351,097	99,384,113
Net overriding royalty interest	75%	75%		75%	75%

Royalty income	$28,532,236	$35,295,797		$79,013,322	$74,538,084

(1)	In May 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $988,392 was included in BROG’s distribution to the Trust in settlement of certain of those audit issues. Of that amount, $982,038 was allocated to the Trust as additional revenue and $6,354 was deducted from lease operating expenses allocated to the Trust.

(2)	In March 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $833,851 was included in BROG’s distribution to the Trust in payment of interest on late payments of gross proceeds and in settlement of certain other audit issues. Of that amount, $822,077 was allocated to the Trust as additional revenue and $11,774 was deducted from lease operating expenses allocated to the Trust.
Contractual Obligations
     Under the Indenture governing the Trust, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually, provided that the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually after December 31, 2003 to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).
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
     The Trust’s financial statements for the quarterly period ended June 30, 2006 reflect the reclassification of $393,923 reported for the quarterly period ended March 31, 2006 as Royalty income to interest income.
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
     The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2006, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
     During the quarter ended June 30, 2006, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     As discussed above under Part I — Item 4 “Controls and Procedures,” due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the Commission. Although the Trustee receives periodic updates from BROG regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on BROG’s timely delivery of the information to the Trust.
     On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the case styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation, BROG alleged that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also sought to recover its attorneys’ fees. The Trust filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed. At the conclusion of a hearing conducted on April 20, 2006, the Court entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 24, 2006, BROG filed a Notice of Appeal indicating its desire to appeal from the Order and any final judgment confirming the Arbitration Award and on or about June 5, 2006, filed a Motion for New Trial in the District Court of Harris County urging substantially similar arguments made at the hearing. The Trust has responded to the Motion for New Trial and has served BROG with post-judgment discovery requests.
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
Item 2. Exhibits.
(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Compass Bank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2006, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2006, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE FOR THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: August 9, 2006
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2006, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2006, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.