Form 10-Q
period 2006-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2006-11-08
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of Units of beneficial interest outstanding at November 7, 2006: 46,608,796

SAN JUAN BASIN ROYALTY TRUST
PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from accounting principles generally accepted in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, although Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 2006, and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2006 and 2005. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and short-term investments	$10,656,319	$19,173,162
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $110,981,666 and $109,394,034 at September 30, 2006 and December 31, 2005, respectively)	22,293,862	23,881,494

	$32,950,181	$43,054,656

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$10,541,461	$19,058,304
Cash reserves	114,858	114,858
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	22,293,862	23,881,494

	$32,950,181	$43,054,656

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Royalty income	$30,779,508	$32,832,885	$109,792,831	$107,370,970
Interest income	601,349	44,893	1,136,032	110,249

	31,380,857	32,877,778	110,928,863	107,481,219

General and administrative expenditures	293,291	585,828	1,418,453	1,933,994

Distributable income	$31,087,566	$32,291,950	$109,510,410	$105,547,225

Distributable income per Unit (46,608,796 Units)	$.666989	$.692829	$2.349564	$2.264533

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Trust corpus, beginning of period	$22,803,487	$25,197,903	$23,881,494	$26,674,821
Amortization of net overriding royalty interest	(509,625)	(639,915)	(1,587,632)	(2,116,833)
Distributable income	31,087,566	32,291,950	109,510,410	105,547,225
Distributions declared	(31,087,566)	(32,291,950)	(109,510,410)	(105,547,225)

Trust corpus, end of period	$22,293,862	$24,557,988	$22,293,862	$24,557,988

     The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

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

Sales of production from coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits through 2002 but not thereafter. Accordingly, under present law, the Trust’s production of gas from coal seam wells does not qualify for tax credit under Section 45 (formerly Section 29) of the Internal Revenue Code of 1986, as amended (the “Section 45 Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45 Tax Credit in various ways and to various extents but no legislation that would qualify the Trust’s current production for such credit has been enacted. Most recently, for example, on August 8, 2005, new energy tax legislation was enacted which, among other things, modified the Section 45 Tax Credit in several respects, but did not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45 of the Internal Revenue Code of 1986, as amended, may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. As a result of the Tax Reform Act of 1986, royalty income such as that derived through the Trust will generally be treated as portfolio income and will not reduce passive losses.

3.	CONTINGENCIES

See Part II — Item 1 “Legal Proceedings” concerning the status of litigation matters.

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

On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the case styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation, BROG alleged that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also sought to recover its attorneys’ fees. The Trust filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed. At the conclusion of a hearing conducted on April 20, 2006, the Court entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 22, 2006, BROG filed a Notice of Appeal indicating its desire to appeal from the Order and any final judgment confirming the Arbitration Award and on July 5, 2006, filed a Motion for New Trial in the District Court of Harris County urging substantially similar arguments made at the hearing. The Trust responded to the Motion for New Trial and served BROG with post-judgment discovery requests. BROG’s Motion for New Trial was overruled on August 4, 2006. BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,370 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812. The balance of the Arbitration Award is pending BROG’s appeal, which has been assigned No. 01-06-00485-CV in the First Court of Appeals in Houston, Texas. On August 24, 2006, BROG filed its Supersedeas Bond to secure payment of the balance of the Arbitration Award, plus interest, if the appeal is dismissed or BROG does not perform the adverse judgment which becomes final on appeal. BROG’s brief in the Court of Appeals is due November 29, 2006. It is anticipated that the Trust’s brief will be due January 29, 2007 and BROG’s reply brief will be due February 19, 2007.

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
     On March 24, 2006 Compass Bancshares Inc., the parent company of Compass Bank, completed its acquisition of TexasBanc Holding Co., the parent company of TexasBank, the prior trustee of the Trust. On that same date, TexasBank merged with Compass Bank, and as a result, Compass Bank succeeded TexasBank as Trustee under the terms of the Indenture.

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
Three Months Ended September 30, 2006 and 2005
     The Trust received Royalty income of $30,779,508 and interest income of $601,349 during the third quarter of 2006. There was no change in cash reserves. After deducting administrative expenses of $293,291, distributable income for the quarter was $31,087,566 ($.666989 per Unit). In the third quarter of 2005, royalty income was $32,832,885, interest income was $44,893, there was no change in cash reserves, administrative expenses were $585,828 and distributable income was $32,291,950 ($.692829 per Unit). Based on 46,608,796 Units outstanding, the per Unit distributions during the third quarter of 2006 were as follows:

July	$.222023
August	.218797
September	.226169

Quarter Total	$.666989

     The Royalty income distributed in the third quarter of 2006 was lower than that distributed in the third quarter of 2005. The average gas price decreased from $5.85 per Mcf for the third quarter of 2005 to $5.79 per Mcf for the third quarter of 2006, and gas production decreased in the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. Production and development costs for the third quarter of 2006 were approximately $3 million higher than production costs for the third quarter of 2005 primarily as a result of the implementation of projects included in the increased capital budget announced by BROG for 2006 and resulting increases in capital expenditures. Interest earnings for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, were higher, primarily due to additional interest received in July as part of the partial payment of the Arbitration Award described below in Part II – Item 1 “Legal Proceedings.” Administrative expenses were higher in 2005 primarily as a result of differences in timing in the receipt and payment of these expenses and costs relating to obtaining the Arbitration Award.
     The capital costs attributable to the Underlying Properties for the third quarter of 2006 and deducted by BROG in calculating Royalty income were approximately $8.6 million.

BROG’s capital expenditure budget for the Underlying Properties for 2006 is estimated at $37.6 million of which approximately $16.9 million had been spent as of September 30, 2006; however, BROG reports that based on its actual capital requirements, the pace of regulatory approvals, and the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2006 could range from $20 million to $45 million. Capital expenditures were approximately $5.7 million for the third quarter of 2005. In 2005, approximately $19.1 million in capital expenditures were deducted in calculating Royalty income. In February 2006, BROG informed the Trustee that the 2006 budget for the Underlying Properties anticipates 451 projects, including the drilling of 103 new wells to be operated by BROG and 50 wells to be operated by third parties. Of the new BROG-operated wells, 52 are projected to be conventional wells completed in the Pictured Cliffs, Mesaverde and/or Dakota formations, and the remaining 51 are projected as coal seam wells completed in the Fruitland Coal formation. A total of 40 of the wells operated by third parties are projected to be conventional wells and the remaining ten are projected to be coal seam wells. BROG projects approximately $33 million will be spent on the new wells, and $4.6 million will be expended in working over existing wells and in the maintenance and improvement of production facilities. BROG has announced that the budget for 2006 reflects the continuation of a shift toward increased development of conventional gas.
     BROG has informed the Trustee that lease operating expenses and property taxes were $6,592,348 and $208,050, respectively, for the third quarter of 2006, as compared to $6,115,517 and $184,056, respectively, for the third quarter of 2005.
     BROG has reported to the Trustee that during the third quarter of 2006, 13 gross (3.23 net) coal seam wells, one gross (0.04 net) coal seam miscellaneous project, one gross (0.04 net) coal seam payadd, one gross (0.03 net) coal seam recompletion, 46 gross (5.64 net) conventional wells, two gross (1.74 net) recompletions, and one gross (0.82 net) restimulation were completed on the Underlying Properties.
     Forty-six gross (20.56 net) coal seam wells, five gross (0.21 net) coal seam payadds, five gross (3.57 net) coal seam recompletions, two gross (0.004 net) coal seam restimulations, 135 gross (34.81 net) conventional wells, four gross (0.02 net) conventional miscellaneous projects, seven gross (3.49 net) recompletions, and six (4.02 net) restimulations were in progress at September 30, 2006.
     There were seven gross (1.09 net) coal seam wells, one gross (0.88 net) coal seam recavitation, two gross (0.61 net) coal seam recompletions, and 17 gross (3.20 net) conventional wells completed on the Underlying Properties as of September 30, 2005. Sixty-five gross (7.28 net) coal seam wells, two gross (0.86 net) coal seam recompletions, 55 gross (9.71 net) conventional wells, 11 gross (1.74 net) payadds, three gross (0.92 net) recompletions, and five gross (3.11 net) restimulations were in progress at September 30, 2005.
     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.

     Royalty income for the quarter ended September 30, 2006 is associated with actual gas and oil production during May 2006 through July 2006 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended
	September 30,
	2006	2005
Gas:
Total sales (Mcf)	10,314,842	10,466,804
Mcf per day	112,118	113,770
Average price (per Mcf)	$5.79	$5.85

Oil:
Total sales (Bbls)	20,635	17,020
Bbls per day	224	185
Average price (per Bbl)	$66.65	$49.70
Gas and oil sales attributable to the Royalty for the quarters ended September 30, 2006 and 2005 were as follows:

	Three Months Ended
	September 30,
	2006	2005
Gas sales (Mcf)	5,585,866	6,163,750
Oil sales (Bbls)	11,206	10,017
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
     During the third quarter of 2006, average gas prices were $0.06 lower than the average prices reported during the third quarter of 2005. The average price per barrel of oil during the third quarter of 2006 was $16.95 per barrel higher than that received for the third quarter of 2005 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

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
Nine Months Ended September 30, 2006 and 2005
     For the nine months ended September 30, 2006, the Trust received Royalty income of $109,792,831 and interest income of $1,136,032. There was no change in cash reserves. After deducting administrative expenses of $1,418,453, distributable income was $109,510,410 ($2.349564 per Unit) for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, the Trust received Royalty income of $107,370,970 and interest income of $110,249. There was no change in cash reserves. After deducting administrative expenses of $1,933,994, distributable income was $105,547,225 ($2.264533 per Unit) for the nine months ended September 30, 2005.

     The increase in distributable income from 2005 to 2006 resulted primarily from higher gas prices during the first half of 2006. Interest earnings for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005 were higher primarily due to interest paid to the Trust in February 2006 in settlement of audit issues relating to the late payment of gross proceeds, to accrued interest paid to the Trust in July 2006 as a portion of the Arbitration Award, and also due to an increase in funds available for investment pending distribution as well as an increase in interest rates. General and administrative expenses were higher for the nine months ended September 30, 2005, as compared to the same period in 2006 primarily as a result of differences in timing in the receipt and payment of these expenses, but also as a result of expenses incurred in 2005 in the resolution of certain revenue and expense audit issues.
     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2006 amounted to approximately $30.8 million. Capital expenditures were approximately $14.4 million for the first nine months of 2005. Lease operating expenses and property taxes totaled $17,209,468 and $605,934, respectively, for the first nine months of 2006 as compared to $15,809,068 and $499,498, respectively, for the first nine months of 2005.
     BROG has reported to the Trustee that during the nine months ended September 30, 2006, 25 gross (5.90 net) coal seam wells, two gross (0.08 net) coal seam miscellaneous projects, three gross (0.12 net) coal seam payadds, two gross (0.48 net) coal seam recompletions, 91 gross (13.61 net) conventional wells, two gross (0.003 net) payadds, two gross (1.74 net) recompletions, and three gross (2.50 net) restimulations were completed on the Underlying Properties.
     There were 28 gross (0.41 net) conventional wells, two gross (0.004 net) payadds, 12 gross (2.50 net) coal seam wells, one gross (0.88 net) coal seam recavitation, two gross (0.61 net) coal seam recompletions, and five gross (0.20 net) miscellaneous coal seam capital projects completed on the Underlying Properties during the nine months ended September 30, 2005.
     Royalty income for the nine months ended September 30, 2006 is associated with actual gas and oil production during November 2005 through July 2006 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended
	September 30,
	2006	2005
Gas:
Total sales (Mcf)	31,118,008	32,618,591
Mcf per day	113,985	119,482
Average price (per Mcf)	$6.77	$5.77

Oil:
Total Sales (Bbls)	59,446	53,081
Bbls per day	218	194
Average price (per Bbl)	$61.42	$46.68
Gas and oil sales attributable to the Royalty for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended
	September 30,
	2006	2005
Gas sales (Mcf)	17,318,681	20,084,548
Oil sales (Bbls)	32,908	32,713
     During the first nine months of 2006, average gas and oil prices were higher than during the first nine months of 2005. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

Calculation of Royalty Income
     Royalty income received by the Trust for the three months and nine months ended September 30, 2006 and 2005, respectively, was computed as shown in the following table:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006		2005	2006		2005
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$59,729,249		$61,276,528	$210,729,922		$188,240,413
Oil proceeds	1,375,288		845,878	3,651,097		2,478,003
Other	1,325,826	(1)	—	1,325,826	(1)	2,405,486	(2)(3)

Total	62,430,363		62,122,406	215,706,845		193,123,902

Less production costs:
Severance tax – gas	5,803,814		6,296,781	20,333,258		18,964,311
Severance tax – oil	139,490		87,509	366,035		254,395
Lease operating expense and property tax	6,800,398		6,299,573	17,815,402		16,308,566	(2)(3)
Other	—		—	42,968		42,505
Capital expenditures	8,647,317		5,661,363	30,758,741		14,392,832

Total	21,391,019		18,345,226	69,316,404		49,962,609

Less excess production costs and interest from prior year	—		—	—		—

Net profits	41,039,344		43,777,180	146,390,441		143,161,293
Net overriding royalty interest	75%		75%	75%		75%

Royalty income	$30,779,508		$32,832,885	$109,792,831		$107,370,970

(1)	BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award referred to in Note 4 of the Notes to Condensed Financial Statements, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,370 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812.

(2)	In March 2005, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $833,851 was included in calculating net proceeds paid to the Trust by BROG in settlement of claims for interest on late payments of net proceeds and in settlement of certain other audit issues. Of that amount, $822,077 was included in settlement of claims for additional revenue and $11,774 was included in settlement of claims concerning disputed lease operating expenses.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and is prohibited from engaging in business transactions, other than the Trust’s ability to borrow money periodically as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust. The amount of any such borrowings is unlikely to be material to the Trust. The Trust is also permitted to hold short-term investments acquired with funds held by the Trust pending distribution to Unit Holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust is not permitted to engage in transactions in foreign currencies which could expose the Trust or Unit Holders to any foreign currency related market risk. The Trust is not permitted to market the gas, oil and/or natural gas liquids from the Underlying Properties. BROG is responsible for such marketing.
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
     The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2006, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
     During the quarter ended September 30, 2006 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     As discussed above under Part I – Item 4 “Controls and Procedures,” due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the Commission. Although the Trustee receives periodic updates from BROG regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on BROG’s timely delivery of the information to the Trust.

     On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the case styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation, BROG alleged that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also sought to recover its attorneys’ fees. The Trust filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed. At the conclusion of a hearing conducted on April 20, 2006, the Court entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 22, 2006, BROG filed a Notice of Appeal indicating its desire to appeal from the Order and any final judgment confirming the Arbitration Award and on July 5, 2006, filed a Motion for New Trial in the District Court of Harris County urging substantially similar arguments made at the hearing. The Trust responded to the Motion for New Trial and served BROG with post-judgment discovery requests. BROG’s Motion for New Trial was overruled on August 4, 2006. BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,370 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812. The balance of the Arbitration Award is pending BROG’s appeal, which has been assigned No. 01-06-00485-CV in the First Court of Appeals in Houston, Texas. On August 24, 2006, BROG filed its Supersedeas Bond to secure payment of the balance of the Arbitration Award, plus interest, if the appeal is dismissed or BROG does not perform the adverse judgment which becomes final on appeal. BROG’s brief in the Court of Appeals is due November 29, 2006. It is anticipated that the Trust’s brief will be due January 29, 2007 and BROG’s reply brief will be due February 19, 2007.
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
Item 6. Exhibits.
4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 8, 2006, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 8, 2006, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE FOR THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: November 8, 2006
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 8, 2006, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 8, 2006, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.