Form 10-K
period 2006-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2007-03-01
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8032
San Juan Basin Royalty Trust
(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas (State or other jurisdiction of incorporation or organization)	75-6279898 (I.R.S. Employer Identification No.)
Compass Bank 2525 Ridgmar Boulevard, Suite 100 Fort Worth, Texas (Address of principal executive offices)	76116 (Zip Code)
(866) 809-4553

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act:
Large Accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2006: $1,814,849,777.

At February 26, 2007, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

“Units of Beneficial Interest” at page 2; “Description of the Properties” at page 5; “Trustee’s Discussion and Analysis” at pages 5 through 11; and “Statements of Assets, Liabilities and Trust Corpus,” “Statements of Distributable Income,” “Statements of Changes in Trust Corpus,” “Notes to Financial Statements,” and “Report of Independent Registered Public Accounting Firm” at page 13 et seq., in registrant’s Annual Report to Unit Holders for the year ended December 31, 2006, are incorporated herein by reference for Item 5 (Market for Registrant’s Units, Related Security Holder Matters and Issuer Purchases of Units), Item 7 (Trustee’s Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.

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

On February 16, 2007, Compass Bancshares, Inc. announced the signing of a definitive agreement to be acquired by Banco Bilbao Vizcaya Argentaria, S.A (“BBVA”). Under the terms of that agreement, Compass Bancshares, Inc. would become a wholly-owned subsidiary of BBVA. The transaction is expected to close in the second half of 2007 and is subject to the approval of shareholders of BBVA and Compass Bancshares, Inc. as well as to regulatory approval and customary closing conditions.

The Royalty was carved out of and now burdens the Underlying Properties as more particularly described under “Item 2. Properties” herein.

The Royalty constitutes the principal asset of the Trust. The beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980 received one freely tradeable Unit for each share of the common stock of Southland Royalty then held. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became BROG. On March 31, 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., BROG’s parent. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn, is the parent of BROG.

The function of the Trustee is to collect the net proceeds attributable to the Royalty (“Royalty Income”), to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit Holders. The Trust is not empowered to carry on any business activity and has no employees. All administrative functions are performed by the Trustee.

The Trust received approximately $136.3 million, $153.9 million and $111.0 million in Royalty Income from BROG in each of the fiscal years ended December 31, 2006, 2005 and 2004, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $135.9 million, $151.6 million and $109.4 million to Unit Holders in each of the fiscal years ended December 31, 2006, 2005 and 2004, respectively. The Trust’s corpus was approximately $21.8 million, $23.9 million and $26.7 million as of December 31, 2006, 2005 and 2004, respectively.

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

BROG has the right to sell its interest in the Underlying Properties and has recommended to the Trust that certain Underlying Properties BROG believes are marginal be sold to third parties. BROG has asked the Trust to join in the proposed sale by conveying the Royalty burdening those properties. The properties BROG proposed to sell constitute less than 2% of the value of the Royalty. The Trustee is currently evaluating whether its joinder in such a sale would be in the best interest of the Unit Holders. Any such sale would require Unit Holder approval of an amendment to the Indenture that would allow the Trustee to sell up to a specified percentage of the value of the Royalty each year without obtaining the consent of Unit Holders.

ITEM 1A.	RISK FACTORS

Although risk factors are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks associated with an investment in Units of the Trust.

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

Voting rights as a Unit Holder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unit Holders or for an annual or other periodic re-election of the Trustee. Unlike corporations, which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate Trustee in accordance with the Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.

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

Producing Acreage, Wells and Drilling

The Underlying Properties consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico and 4,616 gross (1,286 net) economic wells, including dual completions. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

During 2006, in calculating Royalty Income, BROG deducted $39.2 million of capital expenditures for projects, including drilling and completion of 115 gross (24.14 net) conventional wells, two gross (0.003 net) payadds, two gross (1.74 net) recompletions, three gross (2.50 net) restimulations, 44 gross (14.63 net) coal seam wells, seven gross (0.28 net) coal seam payadds, two gross (0.048 net) coal seam recompletions, and two gross (0.08 net) coal seam miscellaneous capital projects. A payadd is the completion of an additional productive interval in an existing completed zone in a well.

The aggregate capital expenditures deducted by BROG in calculating Royalty Income for 2006 include approximately $12.2 million attributable to the capital budgets for prior years. This occurs because projects within a given year’s budget may extend into subsequent years, with capital expenditures attributable to those projects used in calculating distributable income to the Trust in those subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator. Capital expenditures of approximately $24.8 million for 2006 budgeted projects were deducted in calculating net proceeds payable to the Trust in calendar year 2006, and approximately $7.1 million in capital expenditures from the 2006 budget were deducted in calculating net proceeds payable to the Trust for January and February 2007. Therefore, an additional approximately $5.7 million in capital expenditures for budgeted 2006 projects remains to be spent.

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

BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2007 is estimated at $28.0 million. Approximately $24.0 million of that budget is allocable to 112 new wells, including 33 wells scheduled to be dually completed in the Mesaverde and Dakota formations and ten wells scheduled to be dually completed in the Fruitland Coal and Pictured Cliffs formations. BROG indicates that a total of 34 of the new wells, at an aggregate cost of approximately $11.4 million, are projected to be drilled to formations producing coal seam gas. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, and the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2007 could range from $20.0 million to $50.0 million. BROG anticipates 416 projects, including the drilling of 67 new wells to be operated by BROG and 45 wells to be operated by third parties. Of the new BROG operated wells, 48 are projected to be conventional wells completed or dually completed to the Pictured Cliffs, Mesaverde, and/or Dakota formations, seven are scheduled to be dually completed to both conventional and coal seam formations, and the remaining 12 are projected to be completed in the Fruitland Coal formation. A total of 30 of the wells operated by third parties are projected to be conventional wells, and the remaining 15 are to be coal seam wells, with five of the 15 projected coal seam wells to be dually completed in the Fruitland Coal and Pictured Cliffs formations. The budget for 2007 reflects the continuation of a shift toward increased development of conventional gas and a reduction of its program for infill drilling in the Fruitland Coal formation.

In February 2002, BROG informed the Trust that the New Mexico Oil Conservation Division (the “OCD”) had approved plans for 80-acre infill drilling of the Dakota formation in the San Juan Basin. In July 2003, the OCD approved 160-acre density in the Fruitland Coal formation. Eighty-acre density has been permitted in the Mesaverde formation since 1997.

Oil and Gas Production

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2006, were as follows:

	2006		2005		2004
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Production	22,475,405	40,702	26,600,644	43,142	25,324,435	44,832
Average Price	$6.55	$61.30	$6.27	$49.62	$4.68	$34.81

Pricing Information

Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. Gas production from the Underlying Properties totaled 40,900,570 Mcf during 2006.

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves as of December 31, 2004, 2005 and 2006, were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2003, to December 31, 2006, (in thousands):

	Crude	Natural
	Oil	Gas
	(Bbls)	(Mcf)

Reserves as of December 31, 2003	382	240,609

Revisions of previous estimates	102	26,415
Extensions, discoveries and other additions	20	15,236
Production	(45)	(25,324)

Reserves as of December 31, 2004	459	256,936

Revisions of previous estimates	15	14,401
Extensions, discoveries and other additions	23	17,023
Production	(43)	(26,601)

Reserves as of December 31, 2005	454	261,759

Revisions of previous estimates	(33)	(27,467)
Extensions, discoveries and other additions	20	8,644
Production	(41)	(22,475)

Reserves as of December 31, 2006	400	220,461

Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Crude Oil (Bbls)	357	395	419
Natural Gas (Mcf)	197,466	231,235	235,272

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

The 2006, 2005 and 2004 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves are as follows (in thousands):

	2006	2005	2004

Balance, January 1	$1,090,324	$756,017	$497,701
Revisions of prior-year estimates, change in prices and other	(345,237)	339,865	272,251
Extensions, discoveries and other additions	28,520	72,698	47,338
Accretion of discount	109,032	75,602	49,770
Royalty Income	(136,312)	(153,858)	(111,043)

Balance, December 31	$746,327	$1,090,324	$756,017

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

December average prices of $7.09 per Mcf of conventional gas, $5.48 per Mcf of coal seam gas and $58.65 per Bbl of oil were used at December 31, 2006, in determining future net revenue. The downward revision in reserve quantities for 2006 is due primarily to lower gas prices in December 2006 as compared to December 2005.

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

The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2006, 2005 and 2004 (in thousands, except amounts per Unit):

	2006		2005		2004
	Estimated	Present	Estimated	Present	Estimated	Present
	Future	Value	Future	Value	Future	Value
	Net	at	Net	at	Net	at
	Revenue	10%	Revenue	10%	Revenue	10%

Total Proved	$1,337,575	$746,327	$2,018,722	$1,090,324	$1,382,108	$756,017
Proved Developed	$1,198,784	$677,276	$1,785,597	$965,615	$1,264,556	$696,430
Total Proved Per Unit	$28.70	$16.01	$43.31	$23.39	$29.65	$16.22

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

Section 45 Tax Credit

Sales of gas production from certain coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits under Section 29 (now Section 45K) of the Internal Revenue Code of 1986, as amended (the “Code”), through 2002 but not thereafter. Accordingly, under present law, the Trust’s production and sale of gas from coal seam wells does not qualify for tax credit under Section 45K of the Code (the “Section 45K Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45K Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. For example, on August 8, 2005, new energy tax legislation was enacted which, among other things, modified the Section 45K Tax Credit in several respects, but did not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders.

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

As discussed herein under Part II, Item 9A (Controls and Procedures), due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Annual Report on Form 10-K and the other periodic reports filed by the Trust with the SEC. Although the Trustee receives periodic updates from BROG regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on BROG’s timely delivery of the information to the Trust.

On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP.  The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the case styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation, BROG alleged that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also sought to recover its attorneys’ fees. The Trust filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed. On April 20, 2006, the Court entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 22, 2006, BROG filed a Notice of Appeal indicating its desire to appeal the Order and any final judgment confirming the Arbitration Award and on July 5, 2006, filed a Motion for New Trial in the District Court of Harris County, Texas, urging substantially similar arguments made at the hearing. The Trust responded to the Motion for New Trial and served BROG with post-judgment discovery requests. BROG’s Motion for New Trial was overruled on August 4, 2006. BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,270 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812. The balance of the Arbitration Award is pending BROG’s appeal, which has been assigned No. 01-06-00485-CV in the First Court of Appeals in Houston, Texas. On August 24, 2006, BROG filed its Supersedeas Bond to secure payment of the balance of the Arbitration Award, plus interest, if the appeal is dismissed or BROG does not perform the adverse judgment which becomes final on appeal. BROG filed its Brief of Appellant in the First Court of Appeals on November 29, 2006. The Trust filed its Brief of Appellee on January 29, 2007. BROG was entitled to file its reply brief on or before February 20, 2007, but on February 16, 2007, BROG filed a motion requesting an extension through March 22, 2007. Once all briefs are filed, the parties will await either a ruling on their respective requests to present oral arguments or a ruling on the merits based solely on the briefs. No reliable estimate can be given as to when the First Court of Appeals will act and it should be noted that the ruling of that Court on the merits of the appeal will itself be subject to possible discretionary review by the Texas Supreme Court.

In addition to the legal proceedings described above, BROG is involved in various legal proceedings, the outcome of which may impact the Trust. Should certain legal proceedings to which BROG is a party be decided in a manner adverse to BROG, the amount of Royalty Income received by the Trust could materially decrease. The Trust has not received from BROG any estimate of the amount of any potential loss in such proceedings, or the portion of any such potential loss that might be allocated to the Royalty.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Unit Holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The information under “Units of Beneficial Interest” at page 2 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2006, is herein incorporated by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002

Royalty Income	$136,311,892	$153,858,264	$111,042,767	$91,997,262	$38,053,281
Distributable income	135,867,325	151,560,081	109,390,735	90,357,837	36,417,967
Distributable income per Unit	2.915055	3.251747	2.346998	1.938644	0.781354
Distributions per Unit	2.915055	3.251747	2.346998	1.938644	0.781354
Total assets, December 31	26,481,276	43,054,656	36,814,866	36,905,104	37,972,696

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The “Description of the Properties” and “Trustee’s Discussion and Analysis” at pages 5 through 11 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2006, are herein incorporated by reference.

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

The Financial Statements of the Trust and the notes thereto at page 13 et seq., of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2006, are herein incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the two most recent fiscal years, there have been no changes in and disagreements with the Trust’s independent accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

The Trust maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by BROG to the Trustee and its employees who participate in the preparation of the Trust’s periodic reports to allow timely decisions regarding disclosure. Due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Annual Report on Form 10-K and the other periodic reports filed by the Trust with the SEC.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2006, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act) to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

During the quarter ended December 31, 2005, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

Trustee’s Report on Internal Control Over Financial Reporting

Compass Bank, in its capacity as trustee (the “Trustee”) of San Juan Basin Royalty Trust (the “Trust”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is a process designed under the supervision of the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust’s financial statements for external purposes in accordance with a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

As of December 31, 2006, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on the Trustee’s assessment and on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.

Report of Independent Registered Public
Accounting Firm on Internal Control Over Financial Reporting

We have audited the assessment of Compass Bank (the “Trustee”), included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting, that San Juan Basin Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2006 and 2005 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2006 of the Trust and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas
February 28, 2007

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed by the Trust in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2006, has previously been reported on a Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans.

During the past three years the Trustee received total remuneration as follows:

Name of Individual		Capacities in	Cash
or Entity	Year	Which Served	Compensation(1)

Compass Bank(2)	2006	Trustee	$249,924
TexasBank	2005	Trustee	$310,461
TexasBank	2004	Trustee	$259,472

(1)	Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. As of January 1, 2003, the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

(2)	On March 24, 2006 Compass Bancshares Inc., the parent company of Compass Bank, completed its acquisition of TexasBanc Holding Co., the parent company of TexasBank, the prior trustee of the Trust. On that same date, TexasBank merged with Compass Bank, and as a result, Compass Bank succeeded TexasBank as Trustee under the terms of the Indenture. On February 16, 2007, Compass Bancshares, Inc. announced the signing of a definitive agreement to be acquired by Banco Bilbao Vizcaya Argentaria, S.A (“BBVA”). Under the terms of that agreement, Compass Bancshares, Inc. would become a wholly-owned subsidiary of BBVA. The transaction is expected to close in the second half of 2007 and is subject to the approval of shareholders of BBVA and Compass Bancshares, Inc. as well as to regulatory approval and customary closing conditions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

(a) Security Ownership of Certain Beneficial Owners.  As of February 26, 2007, no person was known to beneficially own more than 5% of the outstanding Units of the Trust.

(b) Security Ownership of Trustee.  As of February 26, 2007, Compass Bank beneficially owned 14,450 Units, or less than one percent of the Units. Compass Bank has sole voting power over all of these Units and has the sole power to dispose of 1,500 of these Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust has no directors or executive officers and is not empowered to carry on any business activity. Accordingly, there are no relationships or related transactions to which the Trust was a party that are required to be disclosed. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2006 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended

December 31, 2006 and 2005 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2006	2005

Audit Fees	$71,125	$76,065
Audit-Related Fees	-0-	-0-
Tax Fees	5,475	8,085
All Other Fees	-0-	-0-

Total	$76,600	$84,150

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

The following documents are filed as a part of this Annual Report on Form 10-K:

Financial Statements

Included in Part II of this Annual Report on Form 10-K by reference to the Trust’s Annual Report to Unit Holders for the year ended December 31, 2006:

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

Exhibits

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules).**
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2006.**
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 1, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated March 1, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: March 1, 2007
(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules).**
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2006.**
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 1, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated March 1, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.