Form 10-Q
period 2007-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2007-05-10
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
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
Compass Bank
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
          Number of Units of beneficial interest outstanding at May 10, 2007: 46,608,796

SAN JUAN BASIN ROYALTY TRUST
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from accounting principles generally accepted in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, although Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at March 31, 2007, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2007 and 2006. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and short-term investments	$5,525,326	$4,657,886
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $111,826,852 and $111,452,138 at March 31, 2007 and December 31, 2006, respectively)	21,448,676	21,823,390

	$26,974,002	$26,481,276

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$5,410,468	$4,543,028
Cash reserves	114,858	114,858
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	21,448,676	21,823,390

	$26,974,002	$26,481,276

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Royalty income	$23,948,749	$50,481,086
Interest income	624,781	491,660

	24,573,530	50,972,746

General and administrative expenditures	565,648	482,550

Distributable income	$24,007,882	$50,490,196

Distributable income per Unit (46,608,796 Units)	$0.515094	$1.083276

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Trust corpus, beginning of period	$21,823,390	$23,881,494
Amortization of net overriding royalty interest	(374,714)	(603,557)
Distributable income	24,007,882	50,490,196
Distributions declared	(24,007,882)	(50,490,196)

Total corpus, end of period	$21,448,676	$23,277,937

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

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
The Trust’s financial statements for the quarterly period ended June 30, 2006 reflect the reclassification to interest income of $393,923 previously reported as Royalty income for the quarterly period ended March 31, 2006.

The financial statements of the Trust differ from financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of an expense. The basis of accounting used by the Trust is widely used by royalty trusts for financial purposes.

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

The Royalty constitutes an “economic interest” in oil and gas properties for federal income tax purposes. Unit Holders must report their share of the revenues of the Trust as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. The Royalty is treated as a single property for depletion purposes. The Trust has on file technical advice memoranda issued by the Internal Revenue Service confirming such tax treatment.

Sales of gas production from certain coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits under Section 29 (now Section 45K) of the Internal Revenue Code of 1986, as amended (the “Code”), through 2002, but not thereafter. Accordingly, under present law, the Trust’s production and sale of gas from coal seam wells does not qualify for tax credit under Section 45K of the Code (the “Section 45K Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45K Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. For example, on August 8, 2005, new energy tax legislation was enacted which, among other things, modified the Section 45K Tax Credit in several respects, but did not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. As a result of the Tax Reform Act of 1986, Royalty income such as that derived through the Trust will generally be treated as portfolio income and will not be subject to reduction by a Unit Holder’s passive losses.

3.	CONTINGENCIES

See Part II — Item 1, “Legal Proceedings” concerning the status of litigation matters.

4.	SETTLEMENTS AND LITIGATION

As part of a settlement between BROG and the Mineral Management Service of the United States Department of the Interior, $901,776 was deducted from the Trust’s April 2003 royalty payment. This represents the Trust’s 75% interest of the total settlement. The Trust reviewed the propriety of this deduction with its consultants and it became one of the issues submitted to the arbitration described below in this Note 4.

During 2006, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, an aggregate of $1,981,933 was included in calculating net proceeds paid to the Trust, together with interest of $1,124,063, in settlement of certain of those audit issues.

During the first quarter of 2007, in connection with the resolution of certain audit exceptions, $576,052 was paid to the Trust by BROG as interest on the late payment of gross proceeds.

On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the cause styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation,

BROG alleged that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also sought to recover its attorneys’ fees. The Trust filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed. On April 20, 2006, the Court entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 22, 2006, BROG filed a Notice of Appeal indicating its desire to appeal the Order and any final judgment confirming the Arbitration Award and on July 5, 2006, filed a Motion for New Trial in the District Court of Harris County, Texas, urging substantially similar arguments made at the hearing. The Trust responded to the Motion for New Trial and served BROG with post-judgment discovery requests. BROG’s Motion for New Trial was overruled on August 4, 2006. BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,270 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812. The balance of the Arbitration Award is pending BROG’s appeal, which has been assigned No. 01-06-00485-CV in the First Court of Appeals in Houston, Texas. On August 24, 2006, BROG filed its Supersedeas Bond to secure payment of the balance of the Arbitration Award, plus interest, if the appeal is dismissed or BROG does not perform the adverse judgment which becomes final on appeal. The briefs of the parties have been filed in the First Court of Appeals and oral arguments were heard on April 24, 2007. The parties will prepare and file letter briefs in support of the positions argued on April 24, 2007 and will then await a ruling on the merits of the appeal. No reliable estimate can be given as to when the First Court of Appeals will act and it should be noted that the ruling of the Court on the merits of the appeal will itself be subject to possible discretionary review by the Texas Supreme Court.

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

     The Royalty constitutes the principal asset of the Trust. The beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980 received one freely tradable Unit for each share of the common stock of Southland Royalty then held. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became BROG. On March 31, 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., BROG’s parent. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn, is the parent of BROG.
     The function of the Trustee is to collect the income attributable to the Royalty, to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit Holders. The Trust is not empowered to carry on any business activity and has no employees, all administrative functions being performed by the Trustee.
Three Months Ended March 31, 2007 and 2006
     The Trust received Royalty income of $23,948,749 and interest income of $624,781 during the first quarter of 2007. There was no change in cash reserves. After deducting administrative expenses of $565,648, distributable income for the quarter was $24,007,882 ($.515094 per Unit). In the first quarter of 2006, Royalty income was $50,481,086, interest income was $491,660, there was no change in cash reserves, administrative expenses were $482,550 and distributable income was $50,490,196 ($1.083276 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2007 were as follows:

January	$.181827
February	.217184
March	.116083

Quarter Total	$.515094

     The Royalty income distributed in the first quarter of 2007 was lower than that distributed in the first quarter of 2006. The average gas price decreased from $8.44 per Mcf for the first quarter of 2006 to $6.04 per Mcf for the first quarter of 2007, and gas volumes decreased in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. BROG has informed the Trust that the decrease in reported volumes was due in part to the natural production decline curve and in part to the correction in the first quarter of 2007 for overaccruals of gas production allocated to the Trust in 2006. Production costs for the first quarter of 2007 were approximately $2.1 million lower than those for the first quarter of 2006, principally as a result of lower natural gas severance taxes. Interest income for the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006, was higher, primarily due to additional interest paid to the Trust by BROG in January and February of 2007 as a result of the granting of certain audit exceptions. Administrative expenses were higher in 2007 primarily as a result of differences in timing in the receipt and payment of these expenses.
     The capital costs attributable to the Underlying Properties for the first quarter of 2007 and deducted by BROG in calculating Royalty income were approximately $10.9 million. BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2007 is estimated at $28.0 million. Approximately $24.0 million of that budget is allocable to 112 new wells, including 33 wells scheduled to be dually completed in the Mesaverde and Dakota formations and ten wells scheduled to be dually completed in the Fruitland Coal and Pictured Cliffs formations. BROG indicates that a total of 34 of the new wells, at an aggregate cost of approximately $11.4 million, are projected to be drilled to formations producing coal seam gas. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, and the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2007 could range from $20.0 million to $50.0 million. BROG anticipates 416 projects, including the drilling of 67 new wells to be operated by BROG and 45 wells to be operated by third parties. Of the new BROG operated wells, 48 are projected to be conventional wells completed or dually completed to the Pictured Cliffs, Mesaverde, and/or Dakota formations, seven are scheduled to be dually completed to both conventional and coal seam formations, and the remaining 12 are projected to be completed in the Fruitland Coal formation. A total of 30 of the wells operated by third parties are projected to be conventional wells, and the remaining 15 are to be coal seam wells, with five of the 15 projected coal seam wells to be dually completed in the Fruitland Coal and Pictured Cliffs formations. The budget for 2007 reflects the continuation of a shift toward increased development of conventional gas and a reduction of BROG’s program for infill drilling in the Fruitland Coal formation.
     BROG has informed the Trust that lease operating expenses and property taxes were $6,414,898 and $322,178, respectively, for the first quarter of 2007, as compared to $4,960,655 and $196,866, respectively, for the first quarter of 2006. Lease operating expenses were higher in the first quarter of 2007 primarily due to increased production activity as well as an increase in overhead rates. Property taxes were higher in the first quarter of 2007 due to an adjustment of $101,242 made in January 2007 for the under accrual of property taxes during 2006, as well as an increase in tax accruals for 2007 of approximately $8,000 per month.
     BROG has reported to the Trust that during the first quarter of 2007, 15 gross (9.31 net) coal seam wells and 10 gross (6.02 net) conventional wells were completed on the Underlying Properties.
     Two gross (0.82 net) coal seam wells, one gross (.64 net) coal seam payadd, one gross (0.34 net) coal seam recompletion, 11 gross (5.83 net) conventional wells, 16 gross (10.20 net) payadds, seven gross (1.15 net) recompletions, and 34 gross (21.55 net) restimulations were in progress at March 31, 2007.
     There were three gross (0.23 net) coal seam wells, one gross (0.04 net) miscellaneous coal seam project, two gross (0.08 net) coal seam payadds, four gross (0.03 net) conventional wells, one gross (0.0008 net) payadd, and one gross (0.84 net) restimulation completed on the Underlying Properties as of March 31, 2006. Fifty-two gross (18.35 net) coal seam wells, eight gross (4.90 net) coal seam recompletions, two gross (0.004 net) coal seam restimulations, 139 gross (31.60 net) conventional wells, three gross (0.23 net) payadds, nine gross (5.20 net) recompletions, and seven gross (5.04 net) restimulations were in progress at March 31, 2006.
     There were 4,616 gross (1,286 net) producing wells being operated subject to the Royalty as of December 31, 2006. Unit Holders will be provided a copy of the list of those wells upon written request to the Trustee.
     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.

     Royalty income for the quarter ended March 31, 2007 is associated with actual gas and oil production during November 2006 through January 2007 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Gas:
Total sales (Mcf)	8,943,584	10,830,512
Mcf per day	97,213	117,723
Average price (per Mcf)	$6.04	$8.44

Oil:
Total sales (Bbls)	18,382	18,598
Bbls per day	200	202
Average price (per Bbl)	$54.76	$56.54
     Gas and oil sales attributable to the Royalty for the quarters ended March 31, 2007 and 2006 were as follows:

	2007	2006
Gas sales (Mcf)	4,278,905	6,532,486
Oil sales (Bbls)	8,908	11,153
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
     During the first quarter of 2007, average gas prices were $2.40 per Mcf lower than the average prices reported during the first quarter of 2006. The average price per barrel of oil during the first quarter of 2007 was $1.78 per barrel lower than that received for the first quarter of 2006 due to decreases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.
     BROG previously entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provided for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services (“PNM”), respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG then prepared a form of request for proposal and circulated it to a number of potential purchasers, including

ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Effective as of April 1, 2005, BROG entered into two new contracts for the sale of all volumes of gas produced from the Underlying Properties and formerly sold to ConocoPhillips. These new contracts provide for (i) the sale of such gas to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. (“ChevronTexaco”), and Coral Energy Resources, L.P. (“Coral”), respectively, (ii) the delivery of such gas at various delivery points through March 31, 2007, and from year-to-year thereafter until terminated by either party on twelve months notice, and (iii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of New Mexico. With respect to BROG’s contract with PNM, BROG and PNM entered into a letter agreement dated January 31, 2005, pursuant to which the term of that contract was adjusted to coincide with the contracts with ChevronTexaco and Coral. Neither BROG nor any of ChevronTexaco, Coral nor PNM gave notice by March 31, 2007 to terminate the three contracts described above for the sale of all volumes of gas produced from the Underlying Properties and, accordingly, the terms of those contracts have been extended at least through March 31, 2009.
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

Calculation of Royalty Income
     Royalty income received by the Trust for the three months ended March 31, 2007 and 2006, respectively, was computed as shown in the following table:

	2007	2006
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$53,976,801	$91,455,578
Oil proceeds	1,006,513	1,051,494

Total	54,983,314	92,507,072

Less production costs:
Severance tax – Gas	5,288,138	8,778,228
Severance tax – Oil	91,501	104,921
Lease operating expense and property tax	6,737,076	5,157,521
Other	—	—
Capital expenditures	10,934,934	11,158,287

Total	23,051,649	25,198,957

Less excess production and interest from prior year	—	—

Net profits	31,931,665	67,308,115

Net overriding royalty interest	75%	75%

Royalty income	$23,948,749	$50,481,086

Contractual Obligations
     Under the Indenture governing the Trust, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually, provided that the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics, since December 31, 2003).
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
     The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2007, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
     During the quarter ended March 31, 2007, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
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

     On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the cause styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation, BROG alleged that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also sought to recover its attorneys’ fees. The Trust filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed. On April 20, 2006, the Court entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 22, 2006, BROG filed a Notice of Appeal indicating its desire to appeal the Order and any final judgment confirming the Arbitration Award and on July 5, 2006, filed a Motion for New Trial in the District Court of Harris County, Texas, urging substantially similar arguments made at the hearing. The Trust responded to the Motion for New Trial and served BROG with post-judgment discovery requests. BROG’s Motion for New Trial was overruled on August 4, 2006. BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,270 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812. The balance of the Arbitration Award is pending BROG’s appeal, which has been assigned No. 01-06-00485-CV in the First Court of Appeals in Houston, Texas. On August 24, 2006, BROG filed its Supersedeas Bond to secure payment of the balance of the Arbitration Award, plus interest, if the appeal is dismissed or BROG does not perform the adverse judgment which becomes final on appeal. The briefs of the parties have been filed in the First Court of Appeals and oral arguments were heard on April 24, 2007. The parties will prepare and file letter briefs in support of the positions argued on April 24, 2007 and will then await a ruling on the merits of the appeal. No reliable estimate can be given as to when the First Court of Appeals will act and it should be noted that the ruling of the Court on the merits of the appeal will itself be subject to possible discretionary review by the Texas Supreme Court.
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
Item 6. Exhibits.
(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2006, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 10, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2007 by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: May 10, 2007
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2006, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 10, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2007 by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.