Form 10-Q
period 2007-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2007-08-09
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
Yes ☐ No ☑
Number of Units of beneficial interest outstanding at August 9, 2007: 46,608,796

SAN JUAN BASIN ROYALTY TRUST
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from accounting principles generally accepted in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, although Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at June 30, 2007, and the distributable income and changes in trust corpus for the three-month periods and six-month periods ended June 30, 2007 and 2006. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and short-term investments	$9,687,726	$4,657,886
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $112,271,408 and $111,452,138 at June 30, 2007 and December 31, 2006, respectively)	21,004,120	21,823,390

	$30,691,846	$26,481,276

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$9,572,868	$4,543,028
Cash reserves	114,858	114,858
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	21,004,120	21,823,390

	$30,691,846	$26,481,276

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Royalty income	$26,288,314	$28,532,236	$50,237,063	$79,013,322
Interest income	89,032	43,023	713,813	534,683

Total Revenue	26,377,346	28,575,259	50,950,876	79,548,005
General and administrative expenditures	581,795	642,612	1,147,442	1,125,162

Distributable income	$25,795,551	$27,932,647	$49,803,434	$78,422,843

Distributable income per Unit (46,608,796 Units)	$.553449	$.599299	$1.068543	$1.682576

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Trust corpus, beginning of period	$21,448,676	$23,277,937	$21,823,390	$23,881,494
Amortization of net overriding royalty interest	(444,556)	(474,450)	(819,270)	(1,078,007)
Distributable income	25,795,551	27,932,647	49,803,434	78,422,843
Distributions declared	(25,795,551)	(27,932,647)	(49,803,434)	(78,422,843)

Trust corpus, end of period	$21,004,120	$22,803,487	$21,004,120	$22,803,487

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
The Trust’s financial statements for the six month period ended June 30, 2006 reflect the reclassification to interest income of $393,923 previously reported as Royalty income for the quarterly period ended March 31, 2006.
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
On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the cause styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation, BROG alleged that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also sought to recover its attorneys’ fees. The Trust filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed. On April 20, 2006, the Court entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 22, 2006, BROG filed a Notice of Appeal indicating its desire to appeal the Order and any final judgment confirming the Arbitration Award and on July 5, 2006, filed a Motion for New Trial in the District Court of Harris County, Texas, urging substantially similar arguments made at the hearing. The Trust responded to the Motion for New Trial and served BROG with post-judgment discovery requests. BROG’s Motion for New Trial was overruled on August 4, 2006. BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,270 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812. The balance of the Arbitration Award is pending BROG’s appeal, which has been assigned causee No. 01-06-00485-CV in the First Court of Appeals in Houston, Texas. On August 24, 2006, BROG filed its Supersedeas Bond to secure payment of the balance of the Arbitration Award, plus interest, if the appeal is dismissed or BROG does not perform the adverse judgment which becomes final on appeal. The briefs of the parties have been filed in the First Court of Appeals and oral arguments were heard on April 24, 2007. The parties have prepared and filed letter briefs in support of the positions argued on April 24, 2007 and now await a ruling on the merits of the appeal. No reliable estimate can be given as to when the First Court of Appeals will act and it should be noted that the ruling of the Court on the merits of the appeal will itself be subject to possible discretionary review by the Texas Supreme Court.
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
     The Royalty constitutes the principal asset of the Trust. The beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of record of Southland Royalty at the close of business on November 3, 1980 received one freely tradable Unit for each share of the common stock of Southland Royalty then held. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became BROG. On March 31, 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., BROG’s parent. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn, is the parent of BROG.
     The function of the Trustee is to collect the income attributable to the Royalty, to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit Holders. The Trust is not empowered to carry on any business activity and has no employees, all administrative functions being performed by the Trustee.
Three Months Ended June 30, 2007 and 2006
     The Trust received Royalty income of $26,288,314 and interest income of $89,032 during the second quarter of 2007. There was no change in cash reserves. After deducting administrative expenses of $581,795, distributable income for the quarter was $25,795,551 ($.553449 per Unit). In the second quarter of 2006, Royalty income was $28,532,236, interest income was $43,023, administrative expenses were $642,612 and distributable income was $27,932,647 ($.599299 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2007 were as follows:

April	$.150565
May	.197496
June	.205388

Quarter Total	$.553449

     The Royalty income distributed in the second quarter of 2007 was lower than that distributed in the second quarter of 2006. The average gas price increased from $5.97 per Mcf for the second quarter of 2006 to $6.38 per Mcf for the second quarter of 2007. However, gas volumes decreased in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. BROG has informed the Trust that the decrease in reported volumes was due in part to the natural production decline curve and in part to the adjustment in April and May 2007 for over accruals of gas production allocated to the Trust in 2006. Production costs for the second quarter of 2007 were approximately $1.8 million lower than those for the second quarter of 2006, principally as a result of lower capital costs. Interest income for the quarter ended June 30, 2007, as compared to the quarter ended June 30, 2006, was higher, primarily due to interest paid in connection with the granting of certain audit exceptions. Administrative expenses were lower in 2007 primarily as a result of differences in timing in the receipt and payment of these expenses.
     The capital costs attributable to the Underlying Properties for the second quarter of 2007 and deducted by BROG in calculating Royalty income were approximately $8.2 million. BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2007 is estimated at $28 million. Approximately $24 million of that budget is allocable to 112 new wells, including 33 wells scheduled to be dually completed in the Mesaverde and Dakota formations and ten wells scheduled to be dually completed in the Fruitland Coal and Pictured Cliffs formations. BROG indicates that a total of 34 of the new wells, at an aggregate cost of approximately $11.4 million, are projected to be drilled to formations producing coal seam gas. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, and the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2007 could range from $20 million to $50 million. BROG anticipates 416 projects, including the drilling of 67 new wells to be operated by BROG and 45 wells to be operated by third parties. Of the new BROG operated wells, 48 are projected to be conventional wells completed or dually completed to the Pictured Cliffs, Mesaverde, and/or Dakota formations, seven are scheduled to be dually completed to both conventional and coal seam formations, and the remaining 12 are projected to be completed in the Fruitland Coal formation. A total of 30 of the wells operated by third parties are projected to be conventional wells, and the remaining 15 are to be coal seam wells, with five of the 15 projected coal seam wells to be dually completed in the Fruitland Coal and Pictured Cliffs formations. The budget for 2007 reflects the continuation of a shift toward increased development of conventional gas and a reduction of BROG’s program for infill drilling in the Fruitland Coal formation.
     BROG has informed the Trust that lease operating expenses and property taxes were $7,197,023 and $229,577, respectively, for the second quarter of 2007, as compared to $5,656,464 and $201,018, respectively, for the second quarter of 2006. Lease operating expenses were higher in the second quarter of 2007 primarily due to increased activity, an increase in overhead rates, higher compression and salt water disposal costs, and an internal system change within BROG which caused the payment of certain invoices received by it in the first quarter to be delayed until the second quarter. Property taxes were higher in the second quarter of 2007 primarily due to an increase in tax accruals for 2007.
     BROG has reported to the Trust that during the second quarter of 2007, three gross (0.53 net) coal seam wells and 11 gross (1.86 net) conventional wells were completed on the Underlying Properties.
     Two gross (1.23 net) coal seam wells, two gross (0.96 net) coal seam recompletions, 25 gross (3.74 net) conventional wells, four gross (1.49 net) recompletions, and 16 gross (10.12 net) restimulations were in progress at June 30, 2007.
     There were nine gross (2.44 net) coal seam wells, one gross (0.45 net) coal seam recompletion, 41 gross (7.94 net) conventional wells, one gross (0.002 net) payadd, and one gross (0.84 net) restimulation completed on the Underlying Properties during the quarter ended June 30, 2006. One gross (0.04 net) miscellaneous coal seam project, 51 gross (19.87 net) coal seam wells, six gross (0.25 net) coal seam payadds, six gross (3.60 net) coal seam recompletions, two gross (0.004 net) coal seam restimulations, four gross (0.02 net) miscellaneous conventional projects, 143 (36.57 net) conventional wells, 11 gross (0.25 net) payadds, seven gross (3.49 net) recompletions, and six gross (4.20 net) restimulations were in progress at June 30, 2006.
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
     Royalty income for the quarter ended June 30, 2007 is associated with actual gas and oil production during February 2007 through April 2007 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30,
	2007	2006
Gas:
Total sales (Mcf)	8,636,056	9,972,654
Mcf per day	97,034	112,052
Average price (per Mcf)	$6.38	$5.97

Oil:
Total sales (Bbls)	15,854	20,213
Bbls per day	178	227
Average price (per Bbl)	$57.98	$60.57
Gas and oil sales attributable to the Royalty for the quarters ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30,
	2007	2006
Gas sales (Mcf)	4,490,936	5,200,329
Oil sales (Bbls)	7,787	10,549
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
     During the second quarter of 2007, average gas prices were $0.41 higher than the average prices reported during the second quarter of 2006. The average price per barrel of oil during the second quarter of 2007 was $2.59 per barrel lower than that received for the second quarter of 2006 due to decreases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.
     BROG previously entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provided for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services, respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on 12 months’ notice, and (iii) the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of northwestern New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips Company (“ConocoPhillips”) pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG then prepared a form of request for proposal and circulated it to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Effective as of April 1, 2005, BROG entered into two new contracts for the sale of all volumes of gas produced from the Underlying Properties and formerly sold to ConocoPhillips. These new contracts provide for (i) the sale of such gas to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. (“ChevronTexaco”), and Coral Energy Resources, L.P. (“Coral”), respectively, (ii) the delivery of such gas at various delivery points through March 31, 2007, and from year-to-year thereafter until terminated by either party on 12 months’ notice, and (iii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. With respect to BROG’s contract with PNM Gas Services, BROG and PNM Gas Services entered into a letter agreement dated January 31, 2005, pursuant to which the term of that contract was adjusted to coincide with the contracts with ChevronTexaco and Coral. Neither BROG nor any of ChevronTexaco, Coral nor PNM gave notice by March 31, 2007 to terminate the three contracts described above for the sale of all volumes of gas produced from the Underlying Properties and, accordingly, the terms of those contracts have been extended at least through March 31, 2009.
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
Six Months Ended June 30, 2007 and 2006
     For the six months ended June 30, 2007, the Trust received Royalty income of $50,237,063 and interest income of $713,813. There was no change in cash reserves. After deducting administrative expenses of $1,147,442, distributable income was $49,803,434 ($1.068543 per Unit) for the six months ended June 30, 2007. For the six months ended June 30, 2006, the Trust received Royalty income of $79,013,322 and interest income of $534,683. There was no change in cash reserves. After deducting administrative expenses of $1,125,162, distributable income was $78,422,843 ($1.682576 per Unit) for the six months ended June 30, 2006.
     The decrease in distributable income from 2006 to 2007 resulted primarily from lower production as well as lower gas prices during the first half of 2007. Interest earnings for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006 were higher primarily due to interest paid to the Trust in settlement of audit issues relating to the late payment of gross proceeds but also due to an increase in interest rates. General and administrative expenses were lower for the six months ended June 30, 2006, as compared to the same period in 2007 primarily as a result of differences in timing in the receipt and payment of the expenses.

     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 2007 amounted to approximately $19.1 million. Capital expenditures were approximately $22.1 million for the first six months of 2006. Lease operating expenses and property taxes totaled $13,611,921 and $551,755, respectively, for the first six months of 2007 as compared to $10,617,120 and $397,884, respectively, for the first six months of 2006.
     BROG has reported to the Trustee that during the six months ended June 30, 2007, 18 gross (9.84 net) coal seam wells and 21 gross (7.88 net) conventional wells were completed on the Underlying Properties.
     There were 12 gross (2.67 net) coal seam wells, one gross (0.04 net) miscellaneous coal seam project, two gross (0.08 net) coal seam payadds, one gross (0.45 net) coal seam recompletion, 45 gross (7.97 net) conventional wells, two gross (0.003 net) payadds, and two gross (1.68 net) restimulations completed on the Underlying Properties during the six months ended June 30, 2006.
     Royalty income for the six months ended June 30, 2007 is associated with actual gas and oil production during November 2006 through April 2007 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended
	June 30,
	2007	2006
Gas:
Total sales (Mcf)	17,579,640	20,803,166
Mcf per day	97,125	114,935
Average price (per Mcf)	$6.20	$7.26

Oil:
Total Sales (Bbls)	34,236	38,811
Bbls per day	189	214
Average price (per Bbl)	$56.25	$58.64
Gas and oil sales attributable to the Royalty for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended
	June 30,
	2007	2006

Gas sales (Mcf)	8,769,841	11,732,815
Oil sales (Bbls)	16,695	21,702
     During the first six months of 2007, gas and oil prices were lower than during the first six months of 2006. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

Calculation of Royalty Income
     Royalty income received by the Trust for the three months and six months ended June 30, 2007 and 2006, respectively, was computed as shown in the following table:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007		2006	2007		2006
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$55,057,162		$59,545,094	$109,033,964		$151,000,672
Oil proceeds	919,136		1,224,315	1,925,649		2,275,810
Other	45,066	(1)	—	45,066	(1)	—

Total	56,021,364		60,769,409	111,004,679		153,276,482

Less production costs:
Severance tax — gas	5,241,940		5,751,215	10,530,079		14,529,443
Severance tax — oil	89,897		121,625	181,398		226,546
Lease operating expense and property tax	7,426,600		5,857,482	14,163,676		11,015,004
Other	—		42,968	—		42,968
Capital expenditures	8,211,842		10,953,138	19,146,776		22,111,424

Total	20,970,279		22,726,428	44,021,929		47,925,385

Less excess production costs and interest from prior year	—		—	—		—

Net profits	35,051,085		38,042,981	66,982,750		105,351,097
Net overriding royalty interest	75%		75%	75%		75%

Royalty income	$26,288,314		$28,532,236	$50,237,063		$79,013,322

(1)	In May, 2007, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $45,006 was allocated to the Trust as additional revenue.
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
Effects of Securities Regulation
     As a publicly-traded trust listed on the New York Stock Exchange (the “NYSE”), the Trust is and will continue to be subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934 (which contains many of the provisions of the Sarbanes—Oxley Act of

2002) and the rules and regulations of the NYSE. Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties. In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts, such as the Trust. In particular, the Sarbanes-Oxley Act of 2002 provides for the adoption by the Securities and Exchange Commission (the “Commission”) and NYSE of certain rules and regulations that may be impossible for the Trust to literally satisfy because of its nature as a pass-through trust. It is the Trustee’s intention to follow the Commission’s and NYSE’s rulemaking closely, attempt to comply with such rules and regulations and, where appropriate, request relief from these rules and regulations. However, if the Trust is unable to comply with such rules and regulations or to obtain appropriate relief, the Trust may be required to expend as yet unknown but potentially material costs to amend the Indenture that governs the Trust to allow for compliance with such rules and regulations. To date, the rules implementing the Sarbanes—Oxley Act of 2002 have generally made appropriate accommodation for passive entities such as the Trust.
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
     The Trust’s financial statements for the six month period ended June 30, 2006 reflect the reclassification of $393,923 reported for the quarterly period ended March 31, 2006 as Royalty income to interest income.
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
     The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2007, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
     During the quarter ended June 30, 2007, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
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
     On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed its Original Petition to Vacate or to Modify or Correct Arbitration Award in the cause styled Burlington Resources Oil & Gas Company LP vs. San Juan Basin Royalty Trust, No. 2005-74370, in the District Court of Harris County, Texas, 281st Judicial District. In this litigation, BROG alleged that the award in favor of the Trust should be vacated or modified because one of the issues decided was beyond the scope of the matters agreed to be arbitrated, the award was issued in manifest disregard of applicable law, and a portion of the award is barred by limitations. BROG also sought to recover its attorneys’ fees. The Trust filed an answer and counterclaim in the litigation filed by BROG denying those allegations and asking that the arbitrator’s award be confirmed. On April 20, 2006, the Court entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 22, 2006, BROG filed a Notice of Appeal indicating its desire to appeal the Order and any final judgment confirming the Arbitration Award and on July 5, 2006, filed a Motion for New Trial in the District Court of Harris County, Texas, urging substantially similar arguments made at the hearing. The Trust responded to the Motion for New Trial and served BROG with post-judgment discovery requests. BROG’s Motion for New Trial was overruled on August 4, 2006. BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,270 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812. The balance of the Arbitration Award is pending BROG’s appeal, which has been assigned cause No. 01-06-00485-CV in the First Court of Appeals in Houston, Texas. On August 24, 2006, BROG filed its Supersedeas Bond to secure payment of the balance of the Arbitration Award, plus interest, if the appeal is dismissed or BROG does not perform the adverse judgment which becomes final on appeal. The briefs of the parties have been filed in the First Court of Appeals and oral arguments were heard on April 24, 2007. The parties have prepared and filed letter briefs in support of the positions argued on April 24, 2007 and now await a ruling on the merits of the appeal. No reliable estimate can be given as to when the First Court of Appeals will act and it should be noted that the ruling of the Court on the merits of the appeal will itself be subject to possible discretionary review by the Texas Supreme Court.
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
Item 2. Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2006, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: August 9, 2007
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2006, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.