Form 10-Q
period 2007-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2007-11-09
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
Yes ☐ No ☑
Number of Units of beneficial interest outstanding at November 8, 2007: 46,608,796

SAN JUAN BASIN ROYALTY TRUST
PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from accounting principles generally accepted in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, although Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to present fairly the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust at September 30, 2007, and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2007 and 2006. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and short-term investments	$11,324,437	$4,657,886
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $112,876,957 and $111,452,138 at September 30, 2007 and December 31, 2006, respectively)	20,398,572	21,823,390

	$31,723,009	$26,481,276

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$11,209,579	$4,543,028
Cash reserves	114,858	114,858
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	20,398,572	21,823,390

	$31,723,009	$26,481,276

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Royalty income	$37,086,982	$30,779,508	$87,324,045	$109,792,831
Interest income	561,866	601,349	1,275,679	1,136,032

	37,648,848	31,380,857	88,599,724	110,928,863

General and administrative expenditures	263,629	293,291	1,411,072	1,418,453

Distributable income	$37,385,219	$31,087,566	$87,188,652	$109,510,410

Distributable income per Unit (46,608,796 Units)	$.802107	$.666989	$1.870650	$2.349564

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Trust corpus, beginning of period	$21,004,120	$22,803,487	$21,823,390	$23,881,494
Amortization of net overriding royalty interest	(605,548)	(509,625)	(1,424,818)	(1,587,632)
Distributable income	37,385,219	31,087,566	87,188,652	109,510,410
Distributions declared	(37,385,219)	(31,087,566)	(87,188,652)	(109,510,410)

Trust corpus, end of period	$20,398,572	$22,293,862	$20,398,572	$22,293,862

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
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
The Trust’s financial statements for 2006 reflect the reclassification to interest income of $393,923 previously reported as Royalty income for the quarterly period ended March 31, 2006.

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

On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed a lawsuit in the state District Court of Harris County, Texas alleging that the award in favor of the Trust should be vacated or modified. BROG also sought to recover its attorneys’ fees. On April 20, 2006, the state District Court of Harris County, Texas entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 22, 2006, BROG filed a Notice of Appeal indicating its desire to appeal the Order and any final judgment confirming the Arbitration Award and on July 5, 2006, filed a Motion for New Trial in the state District Court of Harris County, Texas, urging substantially similar arguments made at the hearing. BROG’s Motion for New Trial was overruled on August 4, 2006. BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,270 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812. BROG’s appeal was assigned cause No. 01-06-00485-CV in the First Court of Appeals in Houston, Texas. On August 16, 2007, the First Court of Appeals issued an opinion reversing the judgment of the trial court and vacating the Arbitration Award as it relates to the unpaid balance. On October 1, 2007, the Trust filed its Petition for Review, which has been assigned cause No. 07-0794 in the Supreme Court of Texas. Accordingly, the balance of the Arbitration Award is pending the Trust’s appeal. BROG filed its Response to Petition for Review on November 1, 2007. The Texas Supreme Court may or may not request additional briefing and oral argument. No estimate can be given at this time as to either the date the appellate process will be completed or the eventual outcome.

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
     On March 24, 2006 Compass Bancshares Inc., the parent company of Compass Bank, completed its acquisition of TexasBanc Holding Co., the parent company of TexasBank, the prior trustee of the Trust. On that same date, TexasBank merged with Compass Bank and, as a result, Compass Bank succeeded TexasBank as Trustee under the terms of the Indenture.

     On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria (“BBVA”) and is now a wholly-owned subsidiary of BBVA.
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
Three Months Ended September 30, 2007 and 2006
     The Trust received Royalty income of $37,086,982 and interest income of $561,866 during the third quarter of 2007. There was no change in cash reserves. After deducting administrative expenses of $263,629, distributable income for the quarter was $37,385,219 ($.802107 per Unit). In the third quarter of 2006, royalty income was $30,779,508, interest income was $601,349, there was no change in cash reserves, administrative expenses were $293,291 and distributable income was $31,087,566 ($.666989 per Unit). Based on 46,608,796 Units outstanding, the per Unit distributions during the third quarter of 2007 were as follows:

July	$.305275
August	.256328
September	.240504

Quarter Total	$.802107

     The Royalty income distributed in the third quarter of 2007 was higher than that distributed in the third quarter of 2006. The average gas price increased from $5.79 per Mcf for the third quarter of 2006 to $6.55 per Mcf for the third quarter of 2007. However, gas volumes decreased in the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. BROG has informed the Trust that the decrease in reported volumes was due primarily to the natural production decline curve. Production and development costs for the third quarter of 2007 were approximately $4.6 million lower than production costs for the third quarter of 2006 principally as a result of lower capital costs. Interest earnings for the quarter ended September 30, 2007, as compared to the quarter ended September 30, 2006, were lower, primarily due to differing interest amounts paid in connection with the granting of certain audit exceptions. Administrative expenses were lower in 2007 primarily as a result of differences in timing in the receipt and payment of these expenses.

     The capital costs attributable to the Underlying Properties for the third quarter of 2007 and deducted by BROG in calculating Royalty income were approximately $3.2 million. BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2007 is estimated at $28 million. Approximately $24 million of that budget is allocable to 112 new wells, including 33 wells scheduled to be dually completed in the Mesaverde and Dakota formations and ten wells scheduled to be dually completed in the Fruitland Coal and Pictured Cliffs formations. BROG indicates that a total of 34 of the new wells, at an aggregate cost of approximately $11.4 million, are projected to be drilled to formations producing coal seam gas. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, and the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2007 could range from $20 million to $50 million. BROG anticipates 416 projects, including the drilling of 67 new wells to be operated by BROG and 45 wells to be operated by third parties. Of the new BROG operated wells, 48 are projected to be conventional wells completed or dually completed to the Pictured Cliffs, Mesaverde, and/or Dakota formations, seven are scheduled to be dually completed to both conventional and coal seam formations, and the remaining 12 are projected to be completed in the Fruitland Coal formation. A total of 30 of the wells operated by third parties are projected to be conventional wells, and the remaining 15 are to be coal seam wells, with five of the 15 projected coal seam wells to be dually completed in the Fruitland Coal and Pictured Cliffs formations. The budget for 2007 reflects the continuation of a shift toward increased development of conventional gas and a reduction of BROG’s program for infill drilling in the Fruitland Coal formation.
     BROG has informed the Trustee that lease operating expenses and property taxes were $7,209,240 and $229,547, respectively, for the third quarter of 2007, as compared to $6,592,348 and $208,050, respectively, for the third quarter of 2006.
     BROG has reported to the Trustee that during the third quarter of 2007, 17 gross (0.19 net) conventional wells were completed on the Underlying Properties and eight gross (0.13 net) conventional wells and six gross (2.99 net) coal seam wells were in progress at September 30, 2007.
     Thirteen gross (3.23 net) coal seam wells, one gross (0.04 net) coal seam miscellaneous project, one gross (0.04 net) coal seam payadd, one gross (0.03 net) coal seam recompletion, 46 gross (5.64 net) conventional wells, two gross (1.74 net) recompletions, and one gross (0.82 net) restimulation were completed on the Underlying Properties as of September 30, 2006.
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

     Royalty income for the quarter ended September 30, 2007 is associated with actual gas and oil production during May 2007 through July 2007 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30,
	2007	2006
Gas:
Total sales (Mcf)	9,954,324	10,314,842
Mcf per day	108,199	112,118
Average price (per Mcf)	$6.55	$5.79

Oil:
Total sales (Bbls)	16,936	20,635
Bbls per day	184	224
Average price (per Bbl)	$64.16	$66.65
Gas and oil sales attributable to the Royalty for the quarters ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30,
	2007	2006
Gas sales (Mcf)	6,117,289	5,585,866
Oil sales (Bbls)	10,379	11,206
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
     During the third quarter of 2007, average gas prices were $0.76 higher than the average prices reported during the third quarter of 2006. The average price per barrel of oil during the third quarter of 2007 was $2.49 per barrel lower than that received for the third quarter of 2006 due to decreases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.

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
Nine Months Ended September 30, 2007 and 2006
     For the nine months ended September 30, 2007, the Trust received Royalty income of $87,324,045 and interest income of $1,275,679. There was no change in cash reserves. After deducting administrative expenses of $1,411,072, distributable income was $87,188,652 ($1.870650 per Unit) for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the Trust received Royalty income of $109,792,831 and interest income of $1,136,032. There was no change in cash reserves. After deducting administrative expenses of $1,418,453, distributable income was $109,510,410 ($2.349564 per Unit) for the nine months ended September 30, 2006.
     The decrease in distributable income from 2007 compared to 2006 resulted primarily from decreased production as well as lower gas prices during the first half of 2007. Interest earnings for the nine months ended September 30, 2007, as compared to the nine months ended

September 30, 2006 were higher primarily due to differing interest amounts paid to the Trust in connection with the granting of certain audit exceptions, but also due to an increase in interest rates. General and administrative expenses were lower for the nine months ended September 30, 2007, as compared to the same period in 2006 primarily as a result of differences in timing in the receipt and payment of these expenses.
     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2007 amounted to approximately $22.3 million. Capital expenditures were approximately $30.8 million for the first nine months of 2006. Lease operating expenses and property taxes totaled $20,821,161 and $781,302, respectively, for the first nine months of 2007 as compared to $17,209,468 and $605,934, respectively, for the first nine months of 2006.
     BROG has reported to the Trustee that during the nine months ended September 30, 2007, 38 gross (8.07 net) conventional wells and 18 gross (9.84 net) coal seam wells were completed on the Underlying Properties.
     There were 25 gross (5.90 net) coal seam wells, two gross (0.08 net) coal seam miscellaneous projects, three gross (0.12 net) coal seam payadds, two gross (0.48 net) coal seam recompletions, 91 gross (13.61 net) conventional wells, two gross (0.003 net) payadds, two gross (1.74 net) recompletions, and three gross (2.50 net) restimulations completed on the Underlying Properties during the nine months ended September 30, 2006.
     Royalty income for the nine months ended September 30, 2007 is associated with actual gas and oil production during November 2006 through July 2007 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended
	September 30,
	2007	2006
Gas:
Total sales (Mcf)	27,533,964	31,118,008
Mcf per day	100,857	113,985
Average price (per Mcf)	$6.33	$6.77

Oil:
Total Sales (Bbls)	51,172	59,446
Bbls per day	187	218
Average price (per Bbl)	$58.87	$61.42

Gas and oil sales attributable to the Royalty for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended
	September 30,
	2007	2006
Gas sales (Mcf)	14,887,130	17,318,681
Oil sales (Bbls)	27,074	32,908
     During the first nine months of 2007, average gas and oil prices were lower than during the first nine months of 2006. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

Calculation of Royalty Income
     Royalty income received by the Trust for the three months and nine months ended September 30, 2007 and 2006, respectively, was computed as shown in the following table:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006		2007		2006
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$65,197,892	$59,729,249		$174,231,856		$210,729,922
Oil proceeds	1,086,618	1,375,288		3,012,266		3,651,097
Other	—	1,325,826	(1)	45,066	(2)	1,325,826	(1)

Total	66,284,510	62,430,363		177,289,188		215,706,845

Less production costs:
Severance tax – gas	6,085,096	5,803,814		16,615,175		20,333,258
Severance tax – oil	109,607	139,490		291,005		366,035
Lease operating expense and property tax	7,438,787	6,800,398		21,602,463		17,815,402
Other	—	—		—		42,968
Capital expenditures	3,201,710	8,647,317		22,348,485		30,758,741

Total	16,835,200	21,391,019		60,857,128		69,316,404

Less excess production costs and interest from prior year	—	—		—		—

Net profits	49,449,310	41,039,344		116,432,060		146,390,441
Net overriding royalty interest	75%	75%		75%		75%

Royalty income	$37,086,982	$30,779,508		$87,324,045		$109,792,831

(1)	BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award referred to in Note 4 of the Notes to Condensed Financial Statements, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,370 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812.

(2)	In May 2007, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $45,066 was allocated to the Trust as additional revenue.
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
     The Trust’s financial statements for 2006 reflect the reclassification of $393,923 reported for the quarterly period ended March 31, 2006 as Royalty income to interest income.
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
     The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2007, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
     During the quarter ended September 30, 2007 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.
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
     On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed a lawsuit in the state District Court of Harris County, Texas alleging that the award in favor of the Trust should be vacated or modified. BROG also sought to recover its attorneys’ fees. On April 20, 2006, the state District Court of Harris County, Texas entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 22, 2006, BROG filed a Notice of Appeal indicating its desire to appeal the Order and any final judgment confirming the Arbitration Award and on July 5, 2006, filed a Motion for New Trial in the state District Court of Harris County, Texas, urging substantially similar arguments made at the hearing. BROG’s Motion for New Trial was overruled on August 4, 2006. BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,270 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812. BROG’s appeal was assigned cause No. 01-06-00485-CV in the First Court of Appeals in Houston, Texas. On August 16, 2007, the First Court of Appeals issued an opinion reversing the judgment of the trial court and vacating the Arbitration Award as it relates to the unpaid balance. On October 1, 2007, the Trust filed its Petition for Review, which has been assigned cause No. 07-0794 in the Supreme Court of Texas. Accordingly, the balance of the Arbitration Award is pending the Trust’s appeal. BROG filed its Response to Petition for Review on November 1, 2007. The Texas Supreme Court may or may not request additional briefing and oral argument. No estimate can be given at this time as to either the date the appellate process will be completed or the eventual outcome.
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
Item 6. Exhibits.

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2006, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the

Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 9, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 9, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: November 9, 2007
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2006, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 9, 2007, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 9, 2007 by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.