Form 10-K
period 2007-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2008-02-29
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8032
San Juan Basin Royalty Trust
(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Compass Bank	76116
2525 Ridgmar Boulevard, Suite 100	(Zip Code)
Fort Worth, Texas
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2007: $1,482,120,022.

At February 28, 2008, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

“Units of Beneficial Interest” at page 2; “Description of the Properties” at page 5; “Trustee’s Discussion and Analysis” at pages 5 through 11; and “Statements of Assets, Liabilities and Trust Corpus,” “Statements of Distributable Income,” “Statements of Changes in Trust Corpus,” “Notes to Financial Statements,” and “Report of Independent Registered Public Accounting Firm” at page 13 et seq., in registrant’s Annual Report to Unit Holders for the year ended December 31, 2007, are incorporated herein by reference for Item 5 (Market for Registrant’s Units, Related Security Holder Matters and Issuer Purchases of Units), Item 7 (Trustee’s Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.

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

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “First Restated Indenture”) and, effective as of December 12, 2007, the First Restated Indenture was amended and restated (the First Restated Indenture, as amended and restated, the “Indenture”). The Trustee of the Trust is Compass Bank (as a result of the merger discussed below). The principal office of the Trust is located at 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116, Attention: Trust Department (telephone number (866) 809-4553). The Trust maintains a website at www.sjbrt.com. The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the Securities and Exchange Commission (the “SEC”) through its website as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC.

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

On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and is now a wholly-owned subsidiary of BBVA.

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

The Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116, telephone number 1-866-809-4553, email address: sjt@compassbank.com, is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT. The tax information is generally posted by the Trustee at www.sjbrt.com.

The Trust received approximately $113.8 million, $136.3 million and $153.9 million in Royalty Income from BROG in each of the fiscal years ended December 31, 2007, 2006 and 2005, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $113.2 million, $135.9 million and $151.6 million to Unit Holders in each of the fiscal years ended December 31, 2007, 2006 and 2005, respectively. The Trust’s corpus was approximately $19.9 million, $21.8 million and $23.9 million as of December 31, 2007, 2006 and 2005, respectively.

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

Certain of the Underlying Properties are operated by BROG with the obligation to conduct its operations in accordance with reasonable and prudent business judgment and good oil and gas field practices. As operator, BROG has the right to abandon any well when, in its opinion, such well ceases to produce or is not capable of producing oil and gas in paying quantities. BROG also is responsible, subject to the terms of an agreement with the Trust, for marketing the production from such properties, either under existing sales contracts or under future arrangements, at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. Additionally, BROG has the obligation to maintain books and records sufficient to determine the amounts payable to the Trustee.

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

Cash being held by the Trustee as a reserve for liabilities or contingencies (which reserves may be established by the Trustee in its discretion) or pending distribution is placed, in the Trustee’s discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, certificates of deposit of banks having capital, surplus and undivided profits in excess of $50,000,000, or money market funds that have been rated at least AAm by Standard & Poor’s and at least Aa by Moody’s, subject, in each case, to certain other qualifying conditions.

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of gas and, to a lesser extent, oil. Oil and gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and BROG. Factors that contribute to price fluctuation include, among others:

•	political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of foreign oil and gas, including liquefied natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.

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

Royalty Income payable to the Trust is derived from the sale of natural gas and oil production following the gathering and processing of those minerals, which operations are subject to risk inherent in such activities, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks and litigation concerning routine and extraordinary business activities and events. These risks could result in substantial losses which are deducted in calculating the net proceeds paid to the Trust due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations.

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

During the period of time that is not less than 180 days before the end of the Trust’s fiscal year to which this Annual Report on Form 10-K relates, the Trust did not receive any written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Producing Acreage, Wells and Drilling

The Underlying Properties consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico and 3,823 gross (1,111 net) wells, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (5.50 net) are oil wells and the balance are gas wells. BROG reports that approximately 739 of the wells are multiple completion wells resulting in a total of 4,599 completions. The Trust has inquired of BROG whether the acreage is developed or undeveloped. BROG has informed the Trust that all of the subject acreage is held by production, and even though it has not been fully developed in every formation, BROG has classified all of such acreage as developed. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

During 2007, in calculating Royalty Income, BROG deducted $27.4 million of capital expenditures for projects, including drilling and completion of 45 gross (21.47 net) conventional wells and 21 gross (15.31 net) coal seam wells. There were ten gross (0.35 net) conventional wells and nine gross (4.52 net) coal seam wells in progress as of December 31, 2007. All of the wells were development wells.

The aggregate capital expenditures deducted by BROG in calculating Royalty Income for 2007 include approximately $16.8 million attributable to the capital budgets for prior years. This occurs because projects within a given year’s budget may extend into subsequent years, with capital expenditures attributable to those projects used in calculating distributable income to the Trust in those subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

Capital expenditures of approximately $10.6 million for 2007 budgeted projects were used in calculating net proceeds payable to the Trust in calendar year 2007. The $10.6 million covered 140 projects, including the drilling of 79 new wells operated by BROG and one new well operated by a third party. New drilling activity was at an aggregate cost of approximately $7.8 million. The balance of the expenditures was attributable to the workover of existing wells and the maintenance and improvement of production facilities. BROG reports that an additional approximately $5 million in capital expenditures for budgeted 2007 projects is estimated to be spent in 2008.

During 2006, in calculating Royalty Income, BROG deducted approximately $39.2 million of capital expenditures for projects, including drilling a completion of 115 gross (24.14 net) conventional wells, two gross (0.003 net) payadds, two gross (1.74 net) recompletions, three gross (2.50 net) restimulations, 44 gross (14.63 net) coal seam wells, seven gross (0.28 net) coal seam payadds, two gross (0.48 net) coal seam recompletions, and two gross (0.08 net) coal seam miscellaneous capital projects. There were 100 gross (26.27 net) conventional wells, 14 gross (0.39 net) payadds, seven gross (3.49 net) recompletions, six gross (4.02 net) restimulations, four gross (0.02 net) miscellaneous capital projects, 28 gross (11.79 net) coal seam wells, one gross (0.04 net) coal seam payadd, five gross (3.57 net) coal seam recompletions, and two gross (0.004 net) coal seam restimulations in progress as of December 31, 2006. All of the wells were development wells. A payadd is the completion of an additional productive interval in an existing completed zone in a well.

During 2005, in calculating Royalty Income, BROG deducted approximately $19.1 million of capital expenditures for projects, including drilling and completion of 38 gross (2.72 net) conventional wells, five gross (0.011 net) payadds, one gross (0.57 net) conventional restimulation, 25 gross (2.89 net) coal seam wells, one gross (0.99 net) coal seam recavitation, two gross (0.61 net) coal seam recompletions, and five gross (0.20 net) miscellaneous coal seam capital projects. There were 110 gross (19.08 net) conventional wells, eight gross (1.73 net) payadds, six gross (3.30 net) conventional recompletions, seven gross (5.04 net) conventional restimulations, 59 gross (10.06 net) coal seam wells, five gross (2.32 net) coal seam recompletions, and one gross (0.04 net) miscellaneous coal seam capital project in progress as of December 31, 2005. All of the wells were development wells.

BROG has informed the Trust that it has revised the 2008 budget for capital expenditures for the Underlying Properties to $24.4 million, an increase from the $18.3 million that was previously disclosed in the Trust’s press release dated February 19, 2008. Approximately 35% of the planned expenditures will be on Fruitland Coal formation projects with the remainder to be spent on conventional projects. In addition, BROG estimates that during 2008 it will incur capital expenses in the amount of approximately $5 million attributable to the capital budgets for 2007 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2008 could range from $15 million to $50 million.

BROG anticipates 361 projects in 2008 at an aggregate cost of $24.4 million. Approximately $19.7 million of that budget is allocable to 70 new wells, including 37 wells scheduled to be dually completed in the Mesaverde and Dakota formations at an aggregate projected cost of approximately $9.4 million, and four wells to be completed to the Dakota formation at an aggregate cost of approximately $2.3 million. BROG indicates that 16 of the new wells, at an aggregate cost of approximately $7.3 million, are projected to be drilled to formations producing coal seam gas. BROG also mentioned that the possible implementation of new rules restricting the use of open reserve pits could reduce the number of projects due to increased compliance costs. Of the $5 million attributable to the budgets for prior years, approximately $2 million is allocable to new wells to be operated by BROG; an estimated $1 million is allocable to new wells to be operated by others; and the $2 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects.

In February 2002, BROG informed the Trust that the New Mexico Oil Conservation Division (the “OCD”) had approved plans for 80-acre infill drilling of the Dakota formation in the San Juan Basin. In July 2003, the OCD approved 160-acre density in the Fruitland Coal formation. Eighty-acre density has been permitted in the Mesaverde formation since 1997. In January 2008, BROG reported to the Trust that it will participate in a study involving a total of 16 test wells to be completed to the Mesaverde and/or Dakota formations, with some of the test wells to be drilled on a 40-acre spacing basis and others on a 20-acre spacing. In addition, BROG is scheduled to participate in a pilot project for the drilling of four horizontal wells, with two to be completed to each of the Dakota and Mesaverde formations. Although none of the four horizontal wells are to be drilled on acreage burdened by the Royalty, the pilot project could have implications for the San Juan Basin generally.

Oil and Gas Production

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2007, were as follows:

	2007		2006		2005
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Production	20,116,806	35,129	22,475,405	40,702	26,600,644	43,142
Average Price	$6.11	$63.14	$6.55	$61.30	$6.27	$49.62

Production volumes and costs attributable to the Underlying Properties for the three years ended December 31, 2007, were as follows:

	2007		2006		2005

Production	36,961,349	Mcf	40,900,570	Mcf	42,867,162	Mcf
Total Production Costs	$77,932,758		$88,625,021		$68,607,709
Lease Operating Expenses	$27,947,790		$22,463,687		$21,234,459
Average Lifting Cost per Unit of Production	$.7561		$.5492		$.4953

Pricing Information

Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. Gas production from the Underlying Properties totaled 36,961,349 Mcf during 2007.

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

BROG previously entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provided for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services (“PNM”), respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005, and from year-to-year thereafter until terminated by either party on 12 months’ notice, and (iii) the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of northwestern New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips Company (“ConocoPhillips”) pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG then prepared a form of request for proposal and circulated it to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Effective as of April 1, 2005, BROG entered into two new contracts for the sale of all volumes of gas produced from the Underlying Properties and formerly sold to ConocoPhillips. These new contracts provide for (i) the sale of such gas to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. (“ChevronTexaco”), and Coral Energy Resources, L.P. (“Coral”), respectively, (ii) the delivery of such gas at various delivery points through March 31, 2007, and from year-to-year thereafter until terminated by either party on 12 months’ notice, and (iii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. With respect to BROG’s contract with PNM, BROG and PNM entered into a letter agreement dated January 31, 2005, pursuant to which the term of that contract was adjusted to coincide with the contracts with ChevronTexaco and Coral. Neither BROG nor any of ChevronTexaco, Coral nor PNM gave notice by March 31, 2007 to terminate the three contracts described above for the sale of all volumes of gas produced from the Underlying Properties and, accordingly, the terms of those contracts have been extended at least through March 31, 2009. On January 15, 2008, PNM Resources, the corporate parent of PNM, announced a definitive agreement to sell its natural gas operations to a subsidiary of Continental Energy Systems. The sale is conditioned upon regulatory approval and customary closing conditions and is currently expected to close by the end of 2008.

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

“Proved developed reserves” are those reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. See 17 CFR 210.4-10(a)(3).

“Proved reserves” are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. See 17 CFR 210.4-10(a)(2) — (2)(iii).

“Proved undeveloped reserves” are those reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See 17 CFR 210.4-10(a)(4).

The independent petroleum engineers’ reports as to the proved oil and gas reserves as of December 31, 2005, 2006 and 2007, were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2004, to December 31, 2007, (in thousands):

	Crude	Natural
	Oil	Gas
	(Bbls)	(Mcf)

Reserves as of December 31, 2004	459	256,936

Revisions of previous estimates	15	14,401
Extensions, discoveries and other additions	23	17,023
Production	(43)	(26,601)

Reserves as of December 31, 2005	454	261,759

Revisions of previous estimates	(33)	(27,467)
Extensions, discoveries and other additions	20	8,644
Production	(41)	(22,475)

Reserves as of December 31, 2006	400	220,461

Revisions of previous estimates	3	(15,263)
Extensions, discoveries and other additions	20	9,774
Production	(35)	(20,117)

Reserves as of December 31, 2007	388	194,855

Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

Crude Oil (Bbls)	333	357	395
Natural Gas (Mcf)	171,165	197,466	231,235

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

The 2007, 2006 and 2005 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves are as follows (in thousands):

	2007	2006	2005

Balance, January 1	$746,327	$1,090,324	$756,017
Revisions of prior-year estimates, change in prices and other	7,282	(345,237)	339,865
Extensions, discoveries and other additions	36,319	28,520	72,698
Accretion of discount	74,633	109,032	75,602
Royalty Income	(113,803)	(136,312)	(153,858)

Balance, December 31	$750,758	$746,327	$1,090,324

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

The December 31, 2007 price of $7.14 per Mcf of gas and $87.22 per Bbl of oil were used in determining future net revenue. The upward revision in reserve quantities for 2007 is due primarily to an increase in gas prices in December 2007 as compared to December 2006, offset by increased lease operating expenses and reduced gas and oil production.

The December 31, 2006 price of $6.39 per Mcf of gas and $58.65 per Bbl of oil were used in determining future net revenue. The downward revision in reserve quantities for 2006 as compared to 2005 is due primarily to lower gas prices in December 2006 as compared to December 2005.

The December 31, 2005 price of $8.19 per Mcf of gas and $54.17 per Bbl of oil were used in determining future net revenue.

The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2007, 2006 and 2005 (in thousands, except amounts per Unit):

	2007		2006		2005
	Estimated	Present	Estimated	Present	Estimated	Present
	Future	Value	Future	Value	Future	Value
	Net	at	Net	at	Net	at
	Revenue	10%	Revenue	10%	Revenue	10%

Total Proved	$1,329,974	$750,758	$1,337,575	$746,327	$2,018,722	$1,090,324
Proved Developed	$1,167,273	$670,144	$1,198,784	$677,276	$1,785,597	$965,615
Total Proved Per Unit	$28.53	$16.11	$28.70	$16.01	$43.31	$23.39

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

Reserve estimates were not filed with any Federal authority or agency other than the SEC.

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

Passive Loss Rules

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. As a result of the Tax Reform Act of 1986, royalty income such as that derived through the Trust will generally be treated as portfolio income that may not be offset or reduced by passive losses.

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

On November 11, 2005, an Arbitration Award was issued in favor of the Trust in the aggregate amount of $7,683,699 in arbitration styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company LP. The purpose of the arbitration was to resolve certain joint interest audit issues as between the parties to the arbitration. On November 21, 2005, BROG filed a lawsuit in the state District Court of Harris County, Texas alleging that the award in favor of the Trust should be vacated or modified. BROG also sought to recover its attorneys’ fees. On April 20, 2006, the state District Court of Harris County, Texas entered an Order denying BROG’s motion to vacate and granting the Trust’s application to confirm the Arbitration Award and on June 6, 2006, rendered a final judgment in favor of the Trust. However, on May 22, 2006, BROG filed a Notice of Appeal indicating its desire to appeal the Order and any final judgment confirming the Arbitration Award and on July 5, 2006, filed a Motion for New Trial in the state District Court of Harris County, Texas, urging substantially similar arguments made at the hearing. BROG’s Motion for New Trial was overruled on August 4, 2006. BROG’s distribution to the Trust for July 2006 included $1,534,182 representing a portion of the Arbitration Award, plus accrued interest. Of this amount, $1,325,826 (the equivalent of $994,370 grossed up to account for the Trust’s 75% net overriding royalty interest) was included in calculating the net proceeds paid to the Trust, and the accrued interest thereon was $539,812. In August 2007 the First Court of Appeals in Houston, Texas, issued an opinion reversing the judgment of the trial court and vacating the Arbitration Award as it relates to the unpaid balance. The Trust filed a Petition for Review in the Supreme Court of Texas. On January 11, 2008, the Texas Supreme Court declined to review the ruling of the First Court of Appeals. The Trust is considering the remedies available to it. No estimate can be given at this time as to either the date the litigation will be completed or the eventual outcome.

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

At a special meeting of the Unit Holders held on December 12, 2007, the following proposals were submitted to the Unit Holders with the following results (each of the four proposals were adopted by the Unit Holders):

1. Amendment to the First Restated Indenture regarding a direct registration system (“DRS”) due to the SEC’s approval of an amendment to the listing requirements of the New York Stock Exchange that require listed companies to be eligible to participate in a DRS.

Number of Units

For	39,063,892
Against	362,111
Abstain	337,263

2. Amendment to the First Restated Indenture regarding asset sales to permit the Trustee to sell up to one percent (1%) of the value (based on prior year engineering reports) of the Royalty in any twelve month period.

Number of Units

For	38,126,487
Against	1,236,687
Abstain	400,092

3. Amendment to the First Restated Indenture regarding electronic voting to take advantage of technological advances and to offer Unit Holders a variety of voting methods, including telephone and internet voting.

Number of Units

For	38,692,169
Against	681,828
Abstain	389,269

4. Amendment to the First Restated Indenture regarding investments to revise the types of money market mutual funds registered under the Investment Company Act of 1940, as amended, in which the Trustee may invest.

Number of Units

For	38,413,680
Against	930,612
Abstain	418,974

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The information under “Units of Beneficial Interest” at page 2 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2007, is herein incorporated by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003

Royalty Income	$113,803,339	$136,311,892	$153,858,264	$111,042,767	$91,997,262
Distributable income	113,221,235	135,867,325	151,560,081	109,390,735	90,357,837
Distributable income per Unit	2.429184	2.915055	3.251747	2.346998	1.938644
Distributions per Unit	2.429184	2.915055	3.251747	2.346998	1.938644
Total assets, December 31	28,923,416	26,481,276	43,054,656	36,814,866	36,905,104

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The “Description of the Properties” and “Trustee’s Discussion and Analysis” at pages 5 through 11 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2007, are herein incorporated by reference.

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

The Financial Statements of the Trust and the notes thereto at page 13 et seq., of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2007, are herein incorporated by reference.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2007, and has concluded that such disclosure controls and procedures are effective at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act) to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. The Trustee has not reviewed the Trust’s disclosure controls and procedures in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

During the quarter ended December 31, 2007, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has not evaluated the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

As of December 31, 2007, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.

Report of Independent Registered Public
Accounting Firm on Internal Control Over Financial Reporting

We have audited San Juan Basin Royalty Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Compass Bank (the “Trustee”) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Trustee’s Report On Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus as of December 31, 2007 and 2006 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2007 of the Trust and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas
February 29, 2008

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed by the Trust in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2007, has previously been reported on a Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans.

During the past three years the Trustee received total remuneration as follows:

Name of Individual		Capacities in	Cash
or Entity	Year	Which Served	Compensation(1)

Compass Bank	2007	Trustee	$304,668
Compass Bank(2)	2006	Trustee	$249,924
TexasBank	2005	Trustee	$310,461

(1)	Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. As of January 1, 2003, the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

(2)	On March 24, 2006 Compass Bancshares Inc., the parent company of Compass Bank, completed its acquisition of TexasBanc Holding Co., the parent company of TexasBank, the prior trustee of the Trust. On that same date, TexasBank merged with Compass Bank, and as a result, Compass Bank succeeded TexasBank as Trustee under the terms of the Indenture. On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and is now a wholly-owned subsidiary of BBVA.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

(a) Security Ownership of Certain Beneficial Owners.  The following table sets forth as of February 22, 2008 information with respect to the only Unit Holder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

	Number of Units	Percent of
Name and Address of Beneficial Owner	Beneficially Owned	Class

Arnhold and S. Bleichroeder Advisors, LLC	3,061,220	6.57%
1345 Avenue of the Americas New York, NY 10105(1)

(1)	This information was provided to the SEC and to the Trustee in a Schedule 13G filed with the SEC on February 12, 2008, on behalf of Arnohld and S. Bleichroeder Advisors, LLC.

(b) Security Ownership of Trustee.  As of February 22, 2008, Compass Bank beneficially owned 15,530 Units, or less than one percent of the Units. Compass Bank has sole voting power over 14,030 of these Units and has the sole power to dispose of 1,080 of these Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust has no directors or executive officers and is not empowered to carry on any business activity. Accordingly, there are no relationships or related transactions to which the Trust was a party that are required to be disclosed. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2007 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2007 and 2006 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2007	2006

Audit Fees	$73,050	$71,125
Audit-Related Fees	-0-	-0-
Tax Fees	3,750	5,475
All Other Fees	-0-	-0-

Total	$76,800	$76,600

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

The following documents are filed as a part of this Annual Report on Form 10-K:

Financial Statements

Included in Part II of this Annual Report on Form 10-K by reference to the Trust’s Annual Report to Unit Holders for the year ended December 31, 2007:

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

Exhibits

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and the Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.†
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.†
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank.*†
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2007.*
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.*
31	Certification required by Rule 13a-14(a), dated February 29, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.*
32	Certification required by Rule 13a-14(b), dated February 29, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank on behalf of Compass Bank, the Trustee of the Trust.**

†	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: February 29, 2008

(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and the Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.†
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.†
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank.*†
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2007.*
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.*
31	Certification required by Rule 13a-14(a), dated February 29, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.*
32	Certification required by Rule 13a-14(b), dated February 29, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank on behalf of Compass Bank, the Trustee of the Trust.**

†	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

*	Filed herewith.

**	Furnished herewith.