Form 10-Q
period 2008-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2008-05-12
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of Units of beneficial interest outstanding at May 12, 2008: 46,608,796

SAN JUAN BASIN ROYALTY TRUST
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Nonetheless, Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2008 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2008 and 2007. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and short-term investments	$3,873,014	$9,042,528
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $113,837,466 and $113,394,640 at March 31, 2008 and December 31, 2007, respectively)	19,438,062	19,880,888

	$23,311,076	$28,923,416

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$3,758,156	$8,927,670
Cash reserves	114,858	114,858
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	19,438,062	19,880,888

	$23,311,076	$28,923,416

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Royalty income	$25,576,418	$23,948,749
Interest income	164,379	624,781

	25,740,797	24,573,530

General and administrative expenditures	610,074	565,648

Distributable income	$25,130,723	$24,007,882

Distributable income per Unit (46,608,796 Units)	$0.539184	$0.515094

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Trust corpus, beginning of period	$19,880,888	$21,823,390
Amortization of net overriding royalty interest	(442,826)	(374,714)
Distributable income	25,130,723	24,007,882
Distributions declared	(25,130,723)	(24,007,882)

Total corpus, end of period	$19,438,062	$21,448,676

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
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
The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to the Trust corpus instead of as an expense. The basis of accounting used by the Trust is widely used by royalty trusts for financial reporting purposes.
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

Additionally, the Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT.

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

Sales of gas production from certain coal seam wells drilled prior to January 1, 1993 qualified for federal income tax credits under Section 29 (now Section 45K) of the Internal Revenue Code of 1986 (as amended, the “Code”) through 2002, but not thereafter. Accordingly, under present law, the Trust’s production and sale of gas from coal seam wells does not qualify for tax credit under Section 45K of the Code (the “Section 45K Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45K Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. For example, on August 8, 2005, new energy tax legislation was enacted which, among other things, modified the Section 45K Tax Credit in several respects, but did not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact on the Trust and the Unit Holders.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. As a result of the Tax Reform Act of 1986, Royalty income such as that derived through the Trust will generally be treated as portfolio income and will not be subject to reduction by a Unit Holder’s passive losses.
3.	CONTINGENCIES
See Part II, Item 1 – Legal Proceedings, concerning the status of litigation matters.
4.	SETTLEMENTS AND LITIGATION
During the first quarter of 2008, as a result of the ongoing joint interest audit process, BROG paid $128,827 to the Trust as interest on the late payment of gross proceeds. During the first quarter of 2007, as part of the negotiations between the Trust and BROG concerning a number of revenue and expense items, an aggregate of $768,069 was included in calculating net proceeds paid to the Trust.

On March 14, 2008, BROG notified the Trust that the distribution for March would be reduced by $4,921,578, an amount described in the notice as the Trust’s portion of what BROG had paid to settle a legal matter. On March 16, 2008, following inquiry from the Trust, BROG reported that on August 15, 2007 it reached an agreement settling all claims asserted by the United States of America, acting through the Department of Justice and the United States Department of the Interior, itself acting through the Minerals Management Service and the Bureau of Indian Affairs on behalf of itself and on behalf of various individual Native American mineral owners, the Cheyenne and Arapaho Tribes, the Jicarilla Apache Tribe, the Southern Ute Tribe, and the Ute

Mountain Ute Tribe in the United States District Court for the Eastern District of Texas, captioned United States of America ex rel. Harrold E. (“Gene”) Wright v. AGIP Petroleum Co. et al., Civil Action No. 5:03CV264 (formerly 9:98-CV-30) (E.D. Tex.). BROG, on behalf of itself and the Trust, paid $105,304,226 to settle claims for underpayment of royalty alleged to be owed on natural gas production, including production from properties burdened by the Trust, for production periods between March 1, 1988 and March 31, 2005.

BROG determined that the portion of that settlement allocable to the Trust was $6,078,917 in principal, together with $486,187 of interest, totaling $6,562,104. That amount was offset against the revenues used in calculating net profits for the month of March and the royalty distribution was calculated based on the Trust’s 75% net overriding royalty interest which resulted in the $4,921,578 reduction in the March distribution. BROG indicated that the portion allocated to the Trust was determined by it based upon a comparison of the properties burdened by the Trust in proportion to all of the properties associated with the litigation settlement. The Trust’s consultants will analyze the settlement and audit the calculation of the amount determined by BROG to be allocable to the Trust.

On April 28, 2008, the Trust filed a suit against BROG relating to the Arbitration Award in its favor issued in November, 2005, in the amount of $7,683,699. The litigation is styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The Trust alleges breach of contract and breach of the covenant of good faith and fair dealing and seeks a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain joint interest audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated, and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August, 2007 the appellate court reversed the judgment of the trial court and vacated the award as it related to the unpaid balance. The appellate court also remanded the case to the District Court, where BROG has indicated it will again pursue its claim for attorneys’ fees and costs. With respect to that fifth issue, the Trust had asked for damages based on either of two alternative claims. The appellate court ruled that the alternative claim selected by the arbitrator in awarding the Trust approximately $5,000,000 was not technically included within the scope of what the parties intended to submit to arbitration. The appellate court did not rule on whether or not the arbitrator properly decided the fifth issue in favor of the Trust. The litigation filed in New Mexico seeks recovery on the claim which had been resolved in favor of the Trust by the arbitrator.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
     Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect the current view of Burlington Resources Oil & Gas Company LP (“BROG”) with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and BROG; and involve risks and uncertainties. These risks and uncertainties include volatility of oil and gas prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.
Business Overview
     The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980 between Southland Royalty Company (“Southland Royalty”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “Indenture”). The Trustee of the Trust is Compass Bank (as a result of the merger discussed below).
     On October 23, 1980, the stockholders of Southland Royalty approved and authorized that company’s conveyance of a 75% net overriding royalty interest (equivalent to a net profits interest) to the Trust for the benefit of the stockholders of Southland Royalty of record at the close of business on the date of the conveyance (the “Royalty”) carved out of that company’s oil and gas leasehold and royalty interests (the “Underlying Properties”) in properties located in the San Juan Basin of northwestern New Mexico. Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) the Royalty was transferred to the Trust on November 3, 1980 effective as to production from and after November 1, 1980 at 7:00 A.M.
     On March 24, 2006, Compass Bancshares Inc., the parent company of Compass Bank, completed its acquisition of TexasBanc Holding Co., the parent company of TexasBank, the prior trustee of the Trust. On that same date, TexasBank merged with Compass Bank and, as a result, Compass Bank succeeded TexasBank as Trustee under the terms of the Indenture.
     On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria (“BBVA”) and is now a wholly-owned subsidiary of BBVA.
     The Royalty constitutes the principal asset of the Trust and the beneficial interests in the Trust are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3,

1980. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became BROG. On March 31, 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., BROG’s parent. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn is the parent of BROG.
     The function of the Trustee is to collect the income attributable to the Royalty, pay all expenses and charges of the Trust, and distribute the remaining available income to the Unit Holders. The Trust is not empowered to carry on any business activity and has no employees. All administrative functions are performed by the Trustee.
Three Months Ended March 31, 2008 and 2007
     The Trust received Royalty income of $25,576,418 and interest income of $164,379 during the first quarter of 2008. There was no change in cash reserves. After deducting administrative expenses of $610,074, distributable income for the quarter was $25,130,723 ($0.539184 per Unit). In the first quarter of 2007, Royalty income was $23,948,749, interest income was $624,781, there was no change in cash reserves, administrative expenses were $565,648, and distributable income was $24,007,882 ($0.515094 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2008 were as follows:

January	$0.222595
February	0.235957
March	0.080632

Quarter Total	$0 .539184

     The Royalty income distributed in the first quarter of 2008 was higher than that distributed in the first quarter of 2007. The average gas price increased from $6.04 per Mcf for the first quarter of 2007 to $6.97 per Mcf for the first quarter of 2008. However, gas volumes decreased in the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. BROG has informed the Trust that the decrease in reported volumes was due primarily to unplanned down-time at a plant operated by a third party, poor weather conditions that hampered its ability to monitor and keep wells online, and, in part, to the natural production decline curve. Production and development costs for the first quarter of 2008 were approximately $2.9 million lower than those for the first quarter of 2007, principally as a result of reduced capital expenditures. Interest income was lower for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, primarily due to additional interest BROG paid to the Trust in January and February of 2007 as a result of the granting of certain audit exceptions. Administrative expenses were higher in 2008 primarily as a result of differences in timing in the receipt and payment of these expenses and of costs relating to the special meeting of Unit holders held in December 2007.
     The capital costs attributable to the Underlying Properties for the first quarter of 2008 and deducted by BROG in calculating Royalty income were approximately $6.2 million. BROG has informed the Trust that it has revised the 2008 budget for capital expenditures for the Underlying Properties to $24.4 million, an increase from the $18.3 million that was previously disclosed in the Trust’s press release dated February 19, 2008. Approximately 35% of the planned expenditures will be on Fruitland Coal formation projects with the remainder to be spent on conventional projects. In addition, BROG estimates that during 2008 it will incur capital expenses in the amount of approximately $5 million attributable to the capital budgets for 2007 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2008 could range from $15 million to $50 million.

     BROG anticipates 361 projects in 2008 at an aggregate cost of $24.4 million. Approximately $19.7 million of that budget is allocable to 70 new wells, including 37 wells scheduled to be dually completed in the Mesaverde and Dakota formations at an aggregate projected cost of approximately $9.4 million, and four wells to be completed to the Dakota formation at an aggregate cost of approximately $2.3 million. BROG indicates that 16 of the new wells, at an aggregate cost of approximately $7.3 million, are projected to be drilled to formations producing coal seam gas. BROG also mentioned that the possible implementation of new rules restricting the use of open reserve pits could reduce the number of projects due to increased compliance costs. Of the $5 million attributable to the budgets for prior years, approximately $2 million is allocable to new wells to be operated by BROG, an estimated $1 million is allocable to new wells to be operated by others, and the $2 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects.
     BROG has informed the Trust that lease operating expenses and property taxes were $8,083,988 and $245,295, respectively, for the first quarter of 2008, as compared to $6,414,898 and $322,178, respectively, for the first quarter of 2007. BROG reports that lease operating expenses were higher in the first quarter of 2008 compared to first quarter of 2007 primarily due to continued increases in the cost of contract services and materials, as demand for these items continues to increase. New drilling results in annual increases in salt water disposal and compression costs and, additionally, the overhead rate determined by the Council of Petroleum Accountants Societies (“COPAS”) is adjusted annually. The COPAS overhead rate used for the first quarter of 2008 was 6.4%, whereas the rate used for the first quarter of 2007 was 5.1%.
     BROG has reported to the Trustee that during the first quarter of 2008, three gross (2.56 net) coal seam wells and 23 gross (0.41 net) conventional wells were completed on the Underlying Properties. Four gross (1.44 net) coal seam wells and 21 gross (1.42 net) conventional wells were in progress at March 31, 2008.
     There were 15 gross (9.31 net) coal seam wells and ten gross (6.02 net) conventional wells completed on the Underlying Properties as of March 31, 2007. Two gross (0.82 net) coal seam wells, one gross (.64 net) coal seam payadd, one gross (0.34 net) coal seam recompletion, 11 gross (5.83 net) conventional wells, 16 gross (10.20 net) payadds, seven gross (1.15 net) recompletions, and 34 gross (21.55 net) restimulations were in progress at March 31, 2007.
     There were 3,823 gross (1,111 net) producing wells being operated subject to the Royalty as of December 31, 2007, calculated on a well bore basis and not including multiple completions as separate wells. Unit Holders will be provided a copy of the current well list upon written request to the Trustee.
     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.

     Royalty income for the quarter ended March 31, 2008 is associated with actual gas and oil production during November 2007 through January 2008 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31
	2008	2007
Gas:
Total sales (Mcf)	8,559,117	8,943,584
Mcf per day	93,033	97,213
Average price (per Mcf)	$6.97	$6.04

Oil:
Total sales (Bbls)	12,698	18,382
Bbls per day	138	200
Average price (per Bbl)	$88.58	$54.76
     Gas and oil sales attributable to the Royalty for the quarters ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31
	2008	2007
Gas sales (Mcf)	4,723,823	4,278,905
Oil sales (Bbls)	6,922	8,908
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
     During the first quarter of 2008, average gas prices were $0.93 per Mcf higher than the average prices reported during the first quarter of 2007. The average price per barrel of oil during the first quarter of 2008 was $33.82 per barrel higher than that received for the first quarter of 2007 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.
     BROG previously entered into two contracts for the sale of all volumes of gas produced from the Underlying Properties. These contracts provided for (i) the sale of such gas to Duke Energy and Marketing, L.L.C. and PNM Gas Services (“PNM”), respectively, (ii) the delivery of such gas at various delivery points through March 31, 2005 and from year-to-year thereafter, until terminated by either party on 12 months’ notice, and (iii) the sale of such gas at prices which fluctuate in accordance with published indices for gas sold in the San Juan Basin of northwestern New Mexico. Effective January 1, 2004, the rights and obligations of Duke Energy and Marketing L.L.C. were assumed by ConocoPhillips Company

(“ConocoPhillips”) pursuant to an Assignment and Novation Agreement. By correspondence dated March 25, 2004, BROG notified ConocoPhillips of BROG’s election to terminate such contract as of March 31, 2005. BROG then prepared a form of request for proposal and circulated it to a number of potential purchasers, including ConocoPhillips, inviting them to bid for the purchase of the gas currently sold under the contract expiring March 31, 2005. Effective as of April 1, 2005, BROG entered into two new contracts for the sale of all volumes of gas produced from the Underlying Properties and formerly sold to ConocoPhillips. These new contracts provide for (i) the sale of such gas to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. (“ChevronTexaco”), and Coral Energy Resources, L.P. (“Coral”), respectively, (ii) the delivery of such gas at various delivery points through March 31, 2007 and from year-to-year thereafter, until terminated by either party on 12 months’ notice, and (iii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. With respect to BROG’s contract with PNM, BROG and PNM entered into a letter agreement, dated January 31, 2005, pursuant to which the term of that contract was adjusted to coincide with the contracts with ChevronTexaco and Coral. During March of 2008, both ChevronTexaco and Coral notified BROG of their election to terminate their respective contracts effective March 31, 2009. Requests for proposal will be circulated to potential purchasers of the packages of gas covered by the expiring contracts. Neither party gave notice of termination with respect to the PNM contract, and accordingly, the term of that contract has been extended at least through March 31, 2010.
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
     On March 14, 2008, BROG notified the Trust that the distribution for March would be reduced by $4,921,578, an amount described in the notice as the Trust’s portion of what BROG had paid to settle a legal matter. On March 16, 2008, following inquiry from the Trust, BROG reported that on August 15, 2007 it reached an agreement settling all claims asserted by the United States of America, acting through the Department of Justice and the United States Department of the Interior, itself acting through the Minerals Management Service and the Bureau of Indian Affairs on behalf of itself and on behalf of various individual Native American mineral owners, the Cheyenne and Arapaho Tribes, the Jicarilla Apache Tribe, the Southern Ute Tribe, and the Ute Mountain Ute Tribe in the United States District Court for the Eastern District of Texas, captioned United States of America ex rel. Harrold E. (“Gene”) Wright v. AGIP Petroleum Co. et al., Civil Action No. 5:03CV264 (formerly 9:98-CV-30) (E.D. Tex.). BROG, on behalf of itself and the Trust, paid $105,304,226 to settle claims for underpayment of royalty alleged to be owed on natural gas production, including production from properties burdened by the Trust, for production periods between March 1, 1988 and March 31, 2005.
     BROG determined that the portion of that settlement allocable to the Trust was $6,078,917 in principal, together with $486,187 of interest, totaling $6,562,104. That amount was offset against the revenues used in calculating net profits for the month of March and the royalty distribution was calculated based on the Trust’s 75% net overriding royalty interest which resulted in the $4,921,578 reduction in the March distribution. BROG indicated that the portion allocated to the Trust was determined by it based upon a comparison of the properties burdened by the Trust in proportion to all of the properties associated with the litigation settlement. The Trust’s consultants will analyze the settlement and audit the calculation of the amount determined by BROG to be allocable to the Trust.

Calculation of Royalty Income
     Royalty income received by the Trust for the three months ended March 31, 2008 and 2007, respectively, was computed as shown in the following table:
CALCULATION OF ROYALTY INCOME

	Three Months Ended
	March 31,
	2008	2007
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$53,108,214	$53,976,801
Oil proceeds	1,124,793	1,006,513

Total	54,233,007	54,983,314

Less production costs:
Severance tax – Gas	5,436,476	5,288,138
Severance tax – Oil	117,911	91,501
Lease operating expense and property tax	8,329,283	6,737,076
Capital expenditures	6,247,446	10,934,934

Total	20,131,116	23,051,649

Net profits	34,101,891	31,931,665
Net overriding royalty interest	75%	75%

Royalty income	$25,576,418	$23,948,749

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
Effects of Securities Regulation
     As a publicly-traded trust listed on the New York Stock Exchange (the “NYSE”), the Trust is and will continue to be subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934 (which contains many of the provisions of the Sarbanes-Oxley Act of 2002), and the rules and regulations of the NYSE. Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties. In most instances, these laws, rules, and regulations do not specifically address their applicability to publicly-traded trusts, such as the Trust. In particular, the Sarbanes-Oxley Act of 2002 provides for the adoption by the Securities and Exchange Commission (the “Commission”) and NYSE of certain rules and regulations that may be impossible for the Trust to literally satisfy because of its nature as a pass-through trust. It is the Trustee’s intention to follow the Commission’s and NYSE’s rulemaking closely, attempt to comply with such rules and regulations and, where appropriate, request relief from these rules and regulations. However, if the Trust is unable to comply with such rules and regulations or to obtain appropriate relief, the Trust may be required to expend presently unknown but potentially material costs to amend the Indenture that governs the Trust to allow for compliance with such rules and regulations. To date, the rules implementing the Sarbanes-Oxley Act of 2002 have generally made appropriate accommodation for passive entities such as the Trust.
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
     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to the Trust corpus instead of an expense.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and is prohibited from engaging in a trade or business, including borrowing transactions, other than as periodically necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust. The amount of any such borrowings is unlikely to be material to the Trust. The Trust is also permitted to hold short-term investments acquired with funds held by the Trust pending distribution to Unit Holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust is not permitted to engage in transactions in foreign currencies which could expose the Trust or Unit

Holders to any foreign currency related market risk. The Trust is not permitted to market the gas, oil or natural gas liquids from the Underlying Properties; BROG is responsible for such marketing.
Item 4. Controls and Procedures.
     The Trust maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the Commission. Consequently, the Trust’s ability to timely disclose relevant information in its periodic reports is dependent upon BROG’s delivery of such information. Accordingly, the Trust maintains disclosure controls and procedures designed to ensure that BROG accurately and timely accumulates and delivers such relevant information to the Trustee and those who participate in the preparation of the Trust’s periodic reports to allow for the preparation of such periodic reports and any decisions regarding disclosure.
     The Indenture does not require BROG to update or provide information to the Trust. However, the Conveyance transferring the Royalty to the Trust obligates BROG to provide the Trust with certain information, including information concerning calculations of net proceeds owed to the Trust. Pursuant to the settlement of litigation in 1996 between the Trust and BROG, BROG agreed to newer, more formal financial reporting and audit procedures as compared to those provided in the Conveyance.
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
     The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2008 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended March 31, 2008 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     As discussed above under Part I, Item 4 – Controls and Procedures, due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the Commission. Although the Trustee receives periodic updates from BROG regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on BROG’s timely delivery of the information to the Trust.
     On April 28, 2008, the Trust filed a suit against BROG relating to the Arbitration Award in its favor issued in November, 2005, in the amount of $7,683,699. The litigation is styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The Trust alleges breach of contract and breach of the covenant of good faith and fair dealing and seeks a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain joint interest audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated, and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August, 2007 the appellate court reversed the judgment of the trial court and vacated the award as it related to the unpaid balance. The appellate court also remanded the case to the District Court, where BROG has indicated it will again pursue its claim for attorneys’ fees and costs. With respect to that fifth issue, the Trust had asked for damages based on either of two alternative claims. The appellate court ruled that the alternative claim selected by the arbitrator in awarding the Trust approximately $5,000,000 was not technically included within the scope of what the parties intended to submit to arbitration. The appellate court did not rule on whether or not the arbitrator properly decided the fifth issue in favor of the Trust. The litigation filed in New Mexico seeks recovery on the claim which had been resolved in favor of the Trust by the arbitrator.
     BROG has informed the Trust that pursuant to an Order to Perform (the “MMS Order”) issued by the Minerals Management Service (“MMS”) dated June 10, 1998, the Jicarilla Apache Nation (the “Jicarilla”) alleged that, in valuing production for royalty purposes, one must perform (i) a major portion analysis, which calculates value on the highest price paid or offered for a major portion of the gas produced from the field where the leased lands are situated; and (ii) a dual accounting calculation, which computes royalties on the greater of (a) the value of gas prior to processing or (b) the combined value of processed residue gas and plant products plus the value of any condensate recovered downstream without processing. The MMS Order alleged that BROG’s dual accounting calculations on Native American leases were based on less than major portion prices. In December 2000, BROG and the Jicarilla entered into a settlement agreement resolving the issues associated with the dual accounting calculation. The major portion calculation issue remains outstanding. A judgment or settlement could entitle BROG to reimbursement from the Trust for past periods.
     According to BROG, the Assistant Secretary of Indian Affairs of the United States Department of Interior issued an administrative order in BROG’s appeal of the major portion calculation issue of the MMS Order on March 28, 2007, entitled MMS-98-0141-IND Burlington Resources Oil & Gas Company LP (the “Administrative Order”), rejecting that portion of the MMS Order requiring BROG to calculate and pay additional royalties based on the major portion price derived by the MMS. Rather than file a direct appeal of the Administrative Order against BROG, the Jicarilla filed suit solely against the Department of Interior in May 2007 in an action entitled 1:07-CV-00803-RJL, Jicarilla Apache Nation v. Department of Interior, in the United States District Court for the District of Columbia (the “DOI Case”), seeking a declaration that the Administrative Order is unlawful and of no force and effect, and an injunction requiring enforcement of the rejected major portion element of the MMS Order. While a judgment or settlement in the DOI Case could impact the Royalty income of the Trust, the Trust has not, at this time, received any report from BROG as to the status of the DOI Case, or any estimate of the amount of any potential loss or the portion of any such potential loss that might be allocated to the Royalty.
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
Item 6. Exhibits.
(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 12, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 12, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: May 12, 2008
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 12, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 12, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.