Form 10-Q
period 2008-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2008-11-10
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☑
     Number of Units of beneficial interest outstanding at November 10, 2008: 46,608,796

SAN JUAN BASIN ROYALTY TRUST
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Nonetheless, Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2008 and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2008 and 2007. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and short-term investments	$21,133,743	$9,042,528
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $114,843,066 and $111,452,138 at September 30, 2008 and December 31, 2006, respectively)	18,432,462	19,880,888

	$39,566,205	$28,923,416

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$20,977,954	$8,927,670
Cash reserves	155,789	114,858
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	18,432,462	19,880,888

	$39,566,205	$28,923,416

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Royalty income	$52,541,763	$37,086,982	$113,730,327	$87,324,045
Interest income	32,508	561,866	216,621	1,275,679

Total Revenue	52,574,271	37,648,848	113,946,948	88,599,724
General and administrative expenditures	351,221	263,629	1,554,074	1,411,072

Distributable income	$52,223,050	$37,385,219	$112,392,874	$87,188,652

Distributable income per Unit (46,608,796 Units)	$1.120455	$.802107	$2.411409	$1.870650

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$18,975,921	$21,004,120	$19,880,888	$21,823,390
Amortization of net overriding royalty interest	(543,459)	(605,548)	(1,448,426)	(1,424,818)
Distributable income	52,223,050	37,385,219	112,392,874	87,188,652
Distributions declared	(52,223,050)	(37,385,219)	(112,392,874)	(87,188,652)

Trust corpus, end of period	18,432,462	20,398,572	18,432,462	20,398,572

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
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
See Part II, Item 1 — Legal Proceedings, concerning the status of litigation matters.
4.	SETTLEMENTS AND LITIGATION
As a result of the ongoing joint interest audit process, an aggregate of $128,827 was paid to the Trust by BROG during the first nine months of 2008, as interest on the late payment of gross proceeds. All of this amount was paid during the first quarter of 2008.
During the third quarter of 2007, as part of the negotiations between the Trust and BROG concerning a number of revenue and expense items, a reduction of $33,472 in operating expenses was included in calculating net proceeds paid to the Trust, together with interest of $493,173. BROG paid an aggregate of $1,110,574 to the Trust during the first nine months of 2007, as interest on the late payment of gross proceeds.
On April 28, 2008, the Trust filed a suit against BROG relating to the Arbitration Award in its favor issued in November 2005, in the amount of $7,683,699. The litigation is styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The Trust alleges breach of contract and breach of the covenant of good faith and fair dealing and seeks a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain joint interest audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated, and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August 2007, the appellate court reversed the judgment of the trial court and vacated the award as it related to the unpaid balance. The appellate court also remanded the case to the District Court, where BROG is pursuing its claim for attorneys’ fees and costs in the amount of approximately $200,000. On September 8, 2008, BROG filed a motion for summary judgment. The Trust has filed its response opposing that motion and its own cross-motion for summary judgment, and a hearing on the motions is currently set for November 10, 2008.
With respect to that fifth issue, which was the subject of the appeal, the Trust had asked for damages based on either of two alternative claims. The appellate court ruled that the alternative claim selected by the arbitrator in awarding the Trust approximately $5,000,000 was not technically included within the scope of what the parties intended to submit to arbitration. The appellate court did not rule on whether or not the arbitrator properly decided the fifth issue in favor of the Trust. The litigation filed in New Mexico seeks recovery on the claim which had been resolved in favor of the Trust by the arbitrator.
In June 2008, BROG removed the Trust’s state court suit to the federal court in New Mexico and filed a motion seeking to have the case transferred to the federal district court in Houston. BROG’s action in the federal court is styled San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP, No. 08cv532WJ/ACT, in the United States District Court for the District of New Mexico. In July 2008, the Trust filed a motion to remand the case from the federal to the state court in New Mexico together with a response in opposition to BROG’s motion to change the venue of the case to Houston, Texas. The jurisdictional and venue issues raised by BROG will be decided, with or without a hearing, by the U.S. District Court in Albuquerque.

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
Three Months Ended September 30, 2008 and 2007
     The Trust received Royalty income of $52,541,763 and interest income of $32,508 during the third quarter of 2008. The Trust recovered $40,930 previously escheated to the State of Texas in the name of the Trust, and those funds were added to cash reserves pending further research as to the origin of the funds. After deducting administrative expenses of $351,221, distributable income for the quarter was $52,223,050 ($1.120455 per Unit). In the third quarter of 2007, Royalty income was $37,086,982, interest income was $561,866, there was no change in cash reserves, administrative expenses were $263,629 and distributable income was $37,385,219 ($0.802107 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2008 were as follows:

July	$.321518
August	.348851
September	.450086

Quarter Total	$1.120455

     The Royalty income distributed in the third quarter of 2008 was higher than that distributed in the third quarter of 2007. The average gas price increased from $6.55 per Mcf for the third quarter of 2007 to $10.62 per Mcf for the third quarter of 2008. However, gas volumes decreased in the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007. BROG has informed the Trust that the decrease in reported volumes was due primarily to the natural production decline curve. Interest income was lower for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007, primarily due to additional interest BROG paid to the Trust in the third quarter of 2007 as a result of the granting of certain audit exceptions, and also due to higher interest rates in the third quarter of 2007. Administrative expenses were higher in 2008 primarily as a result of differences in timing in the receipt and payment of these expenses, but also due to an increase in legal expenses incurred in the litigation between BROG and the Trust described in Part II, Item I, below.
     The capital costs attributable to the Underlying Properties for the third quarter of 2008 and deducted by BROG in calculating Royalty income were approximately $7.5 million. BROG has informed the Trust that the 2008 budget for capital expenditures for the Underlying Properties is $24.4 million. Approximately 35% of the planned expenditures will be on Fruitland Coal formation projects with the remainder to be spent on conventional projects. In addition, BROG estimates that during 2008 it will incur capital expenses in the amount of approximately $5 million attributable to the capital budgets for 2007 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2008 could range from $15 million to $50 million.

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
     BROG has informed the Trust that lease operating expenses and property taxes were $7,947,438 and $276,732, respectively, for the third quarter of 2008, as compared to $7,209,240 and $229,547, respectively, for the third quarter of 2007. BROG reports that lease operating expenses were higher in the third quarter of 2008 compared to the third quarter of 2007 primarily due to demand-related increases in the cost of contract services and materials. New drilling results in increases in salt water disposal and compression costs. Additionally, the overhead rate determined by the Council of Petroleum Accountants Societies was adjusted in April 2008 to 7.7%, from the previous rate of 6.4%.
     BROG has reported to the Trustee that during the third quarter of 2008, two gross (0.86 net) coal seam wells and 11 gross (0.13 net) conventional wells were completed on the Underlying Properties. Two gross (0.002 net) coal seam wells and four gross (1.09 net) conventional wells were in progress at September 30, 2008.
     There were 17 gross (0.19 net) conventional wells completed on the Underlying Properties and eight gross (0.13 net) conventional wells and six gross (2.99 net) coal seam wells were in progress at September 30, 2007.
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

     Royalty income for the quarter ended September 30, 2008 is associated with actual gas and oil production during May 2008 through July 2008 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended
	September 30,
	2008	2007
Gas:
Total sales (Mcf)	8,737,027	9,954,324
Mcf per day	94,968	108,199
Average price (per Mcf)	$10.62	$6.55

Oil:
Total sales (Bbls)	12,793	16,936
Bbls per day	139	184
Average price (per Bbl)	$120.99	$64.16
     Gas and oil sales attributable to the Royalty for the quarters ended September 30, 2008 and 2007 were as follows:

	Three Months Ended
	September 30,
	2008	2007
Gas sales (Mcf)	5,326,507	6,117,289
Oil sales (Bbls)	7,724	10,379
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
     During the third quarter of 2008, average gas prices were $4.07 per Mcf higher than the average prices reported during the third quarter of 2007. The average price per barrel of oil during the third quarter of 2008 was $56.83 per barrel higher than that received for the third quarter of 2007 due to increases in oil prices in world markets generally, including the posted prices applicable to oil sales attributable to the Royalty.
     BROG previously entered into three contracts for the sale of all volumes of gas produced from the Underlying Properties to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. (“ChevronTexaco”), Coral Energy Resources, L.P. (“Coral”), and PNM Gas Services (“PNM”), respectively. All three contracts provide for (i) the delivery of such gas at various delivery points through March 31, 2007 and from year-to-year thereafter, until terminated by either party on 12 months’ notice; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. In March 2008, both ChevronTexaco and Coral notified BROG of their election to terminate their respective contracts effective March 31, 2009. Requests for proposal will be circulated to potential purchasers of the packages of gas covered by the expiring contracts. Neither BROG nor PNM gave notice of termination with respect to the PNM contract and, accordingly, the term of that contract has been extended at least through March 31, 2010.
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
Nine Months Ended September 30, 2008 and 2007
     For the nine months ended September 30, 2008, the Trust received Royalty income of $113,730,327 and interest income of $216,621. In August, the Trust recovered $40,930 previously escheated to the State of Texas in the name of the Trust, and those funds were added to cash reserves pending further research as to the origin of the funds. After deducting administrative expenses of $1,554,074, distributable income was $112,392,874 ($2.411409 per Unit) for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, the Trust received Royalty income of $87,324,045 and interest income of $1,275,679. There was no change in cash reserves. After deducting administrative expenses of $1,411,072, distributable income was $87,188,652 ($1.870650 per Unit) for the nine months ended September 30, 2007.
     The increase in distributable income from 2007 to 2008 resulted primarily from higher gas prices during the first nine months of 2008. However, gas volumes decreased in the nine months ended September 30, 2008, primarily due to the natural production decline curve and, in part, to unplanned down-time at a facility operated by a third party. Interest earnings were lower for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily due to interest paid to the Trust in 2007 in settlement of audit issues relating to the late payment of gross proceeds, and also due to higher interest rates in the third quarter of 2007. General and administrative expenses were higher for the nine months ended September 30, 2008, as compared to the same period in 2007, primarily as a result of differences in timing in the receipt and payment of the expenses, but also due to an increase in legal expenses incurred in the litigation between BROG and the Trust described in Part II, Item I, below.
     Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2008 amounted to approximately $19.9 million. Capital expenditures were approximately $22.3 million for the first nine months of 2007. Lease operating expenses and property taxes first nine months of 2008 totaled $23,767,528 and $798,760, respectively, as compared to $20,821,161 and $781,302, respectively, for 2007.
     BROG has reported to the Trustee that during the nine months ended September 30, 2008, 20 gross (8.52 net) coal seam wells and 59 gross (2.42 net) conventional wells were completed on the Underlying Properties. There were 18 gross (9.84 net) coal seam wells and 38 gross (8.07 net) conventional wells completed on the Underlying Properties during the nine months ended September 30, 2007.

     Royalty income for the nine months ended September 30, 2008 is associated with actual gas and oil production during November 2007 through July 2008 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30,
	2008	2007
Gas:
Total sales (Mcf)	25,133,676	27,533,964
Mcf per day	91,729	100,857
Average price (per Mcf)	$8.72	$6.33

Oil:
Total Sales (Bbls)	36,168	51,172
Bbls per day	132	187
Average price (per Bbl)	$101.88	$58.87
     Gas and oil sales attributable to the Royalty for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30,
	2008	2007
Gas sales (Mcf)	14,579,826	14,887,130
Oil sales (Bbls)	20,787	27,074
     During the first nine months of 2008 gas and oil prices were higher than during the first nine months of 2007. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.
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
Calculation of Royalty Income
     Royalty income received by the Trust for the three months and nine months ended September 30, 2008 and 2007, respectively, was computed as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008		2007
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$92,813,502	$65,197,892	$212,607,028	(1)	$174,231,856
Oil proceeds	1,547,800	1,086,618	3,684,910		3,012,266
Other	0	0	0		45,066	(2)

Total	94,361,302	66,284,510	216,291,938		177,289,188

Less production costs:
Severance tax — gas	8,391,694	6,085,096	19,856,326		16,615,175
Severance tax — oil	152,033	109,607	369,512		291,005
Lease operating expense and property tax	8,224,170	7,438,787	24,566,288		21,602,463
Capital expenditures	7,537,721	3,201,710	19,859,376		22,348,485

Total	24,305,618	16,835,200	64,651,502		60,857,128

Net profits	70,055,684	49,449,310	151,640,436		116,432,060
Net overriding royalty interest	75%	75%	75%		75%

Royalty income	$52,541,763	$37,086,982	$113,730,327		$87,324,045

(1)	In March, 2008, gas proceeds were reduced by $6,562,104 as the amount BROG determined to be the Trust’s portion of BROG’s settlement of a legal matter with the MMS and the Bureau of Indian Affairs.

(2)	In May, 2007, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, $45,066 was allocated to the Trust as additional revenue.
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
     The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2008 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended September 30, 2008 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     As discussed above under Part I, Item 4 — Controls and Procedures, due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the Commission. Although the Trustee receives periodic updates from BROG regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on BROG’s timely delivery of the information to the Trust.
     On April 28, 2008, the Trust filed a suit against BROG relating to the Arbitration Award in its favor issued in November 2005, in the amount of $7,683,699. The litigation is styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The Trust alleges breach of contract and breach of the covenant of good faith and fair dealing and seeks a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain joint interest audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated, and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August 2007, the appellate court reversed the judgment of the trial court and vacated the award as it related to the unpaid balance. The appellate court also remanded the case to the District Court, where BROG is pursuing its claim for attorneys’ fees and costs in the amount of approximately $200,000. On September 8, 2008, BROG filed a motion for summary judgment. The Trust has filed its response opposing that motion and its own cross-motion for summary judgment, and a hearing on the motions is currently set for November 10, 2008.
     With respect to that fifth issue, which was the subject of the appeal, the Trust had asked for damages based on either of two alternative claims. The appellate court ruled that the alternative claim selected by the arbitrator in awarding the Trust approximately $5,000,000 was not technically included within the scope of what the parties intended to submit to arbitration. The appellate court did not rule on whether or not the arbitrator properly decided the fifth issue in favor of the Trust. The litigation filed in New Mexico seeks recovery on the claim which had been resolved in favor of the Trust by the arbitrator.
     In June 2008, BROG removed the Trust’s state court suit to the federal court in New Mexico and filed a motion seeking to have the case transferred to the federal district court in Houston. BROG’s action in the federal court is styled San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP, No. 08cv532WJ/ACT, in the United States District Court for the District of New Mexico. In July 2008, the Trust filed a motion to remand the case from the federal to the state court in New Mexico together with a response in opposition to BROG’s motion to change the venue of the case to Houston, Texas. The jurisdictional and venue issues raised by BROG will be decided, with or without a hearing, by the U.S. District Court in Albuquerque.
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
Item 6. Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 10, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 10, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: November 10, 2008
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 10, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 10, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.