Form 10-Q/A
period 2008-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2008-11-21
CIK 319655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report for San Juan Basin Royalty Trust filed on Form 10-Q for the quarter ended September 30, 2008, as initially filed with the Securities and Exchange Commission on November 10, 2008 (the “Original Report”). This Amendment No. 1 amends the description of the net overriding royalty interest in producing oil and gas properties found on the Condensed Statements of Assets, Liabilities and Trust Corpus of the Original Report to correct a typographical error. The Original Report described the net overriding royalty interest in producing oil and gas properties for December 31, 2007 as net of accumulated amortization of $111,452,138 at December 31, 2006. This Amendment No. 1 corrects the description as net of accumulated amortization of $113,394,640 at December 31, 2007. The actual calculation of net overriding royalty interest in producing oil and gas properties on the Condensed Statements of Assets, Liabilities and Trust Corpus remains unchanged. This Amendment No. 1 otherwise describes conditions as of the date of the Original Report and has not been updated to disclose events that may have occurred as of a later date.

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

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and short-term investments	$21,133,743	$9,042,528
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $114,843,066 and $113,394,640 at September 30, 2008 and December 31, 2007, respectively)	18,432,462	19,880,888

	$39,566,205	$28,923,416

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$20,977,954	$8,927,670
Cash reserves	155,789	114,858
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	18,432,462	19,880,888

	$39,566,205	$28,923,416

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Royalty income	$52,541,763	$37,086,982	$113,730,327	$87,324,045
Interest income	32,508	561,866	216,621	1,275,679

Total Revenue	52,574,271	37,648,848	113,946,948	88,599,724
General and administrative expenditures	351,221	263,629	1,554,074	1,411,072

Distributable income	$52,223,050	$37,385,219	$112,392,874	$87,188,652

Distributable income per Unit (46,608,796 Units)	$1.120455	$.802107	$2.411409	$1.870650

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$18,975,921	$21,004,120	$19,880,888	$21,823,390
Amortization of net overriding royalty interest	(543,459)	(605,548)	(1,448,426)	(1,424,818)
Distributable income	52,223,050	37,385,219	112,392,874	87,188,652
Distributions declared	(52,223,050)	(37,385,219)	(112,392,874)	(87,188,652)

Trust corpus, end of period	18,432,462	20,398,572	18,432,462	20,398,572

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
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
Item 6. Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 21, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 21, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: November 21, 2008
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 21, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 21, 2008, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.