Form 10-K
period 2008-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2009-03-02
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2008: $2,155,243,355.

At February 27, 2008, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

“Units of Beneficial Interest” at page 1; “Description of the Properties” at page 4; “Trustee’s Discussion and Analysis” at pages 5 through 10; and “Statements of Assets, Liabilities and Trust Corpus,” “Statements of Distributable Income,” “Statements of Changes in Trust Corpus,” “Notes to Financial Statements,” and “Report of Independent Registered Public Accounting Firm” at page 12 et. seq., in registrant’s Annual Report to Unit Holders for the year ended December 31, 2008, are incorporated herein by reference for Item 5 (Market for Registrant’s Units, Related Security Holder Matters and Issuer Purchases of Units), Item 7 (Trustee’s Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.

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

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “First Restated Indenture”) and, effective as of December 12, 2007, the First Restated Indenture was amended and restated (the First Restated Indenture, as amended and restated, the “Indenture”). The Trustee of the Trust is Compass Bank (as a result of the merger discussed below). The principal office of the Trust is located at 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116, Attention: Trust Department (toll-free telephone number (866) 809-4553). The Trust maintains a website at www.sjbrt.com. The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the Securities and Exchange Commission (the “SEC”) through its website as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC.

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

On March 24, 2006 Compass Bancshares Inc., the parent company of Compass Bank, completed its acquisition of TexasBanc Holding Co., the parent company of TexasBank, the prior trustee of the Trust. On that same date, TexasBank merged with Compass Bank, and as a result, Compass Bank succeeded TexasBank as Trustee under the terms of the Indenture. On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria, S.A (“BBVA”) and is now a wholly-owned subsidiary of BBVA.

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

The Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116 (toll-free telephone number (866) 809-4553, email address: sjt@compassbank.com), is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT. The tax information is generally posted by the Trustee at www.sjbrt.com.

The Trust received approximately $144.6 million, $113.8 million and $136.3 million in Royalty Income from BROG in each of the fiscal years ended December 31, 2008, 2007 and 2006, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $143.1 million, $113.2 million and $135.9 million to Unit Holders in each of the fiscal years ended December 31, 2008, 2007 and 2006, respectively. The Trust’s corpus was approximately $17.9 million, $19.9 million and $21.8 million as of December 31, 2008, 2007 and 2006, respectively.

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

Certain of the Underlying Properties are operated by BROG with the obligation to conduct its operations in accordance with reasonable and prudent business judgment and good oil and gas field practices. As operator, BROG has the right to abandon any well when, in its opinion, such well ceases to produce or is not capable of producing oil and gas in paying quantities. BROG also is responsible, subject to the terms of an agreement with the Trust, for marketing the production from such properties, either under existing sales contracts or under future arrangements — at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. Additionally, BROG has the obligation to maintain books and records sufficient to determine the amounts payable to the Trustee.

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of gas and, to a lesser extent, oil. Oil and gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust and BROG. Factors that contribute to price fluctuation include, among others:

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

During the 180-day period before the end of the Trust’s fiscal year to which this Annual Report on Form 10-K relates, the Trust did not receive any written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Producing Acreage, Wells and Drilling

The Underlying Properties consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico and 3,903 gross (1,137 net) wells, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (5.50 net) are oil wells and the balance are gas wells. BROG reports that approximately 773 of the wells are multiple completion wells resulting in a total of 4,676 completions. The Trust has inquired of BROG whether the acreage is developed or undeveloped. BROG has informed the Trust that all of the subject acreage is held by production, and even though it has not been fully developed in every formation, BROG has classified all of such acreage as developed. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

Capital expenses of $27.0 million were included in calculating Royalty Income paid to the Trust in calendar year 2008, and included expenditures for the drilling and completion of 118 gross (14.37 net) conventional wells and 40 gross (16.16 net) coal seam wells. There were 18 gross (5.51 net) conventional wells and four gross (1.48 net) coal seam wells in progress as of December 31, 2008. All of the wells were development wells. Approximately $12.5 million of capital expenditures covered 162 projects budgeted for 2008. Approximately $6.4 million of those costs were incurred in new drilling activity, which included 38 new wells operated by BROG and three new wells operated by third parties. The balance of the expenditures allocable to current projects was attributable to the workover of existing wells and the maintenance and improvement of production facilities.

The $27.0 million of capital expenses reported by BROG for 2008 also included approximately $14.5 million attributable to the capital budgets for prior years. This occurs because capital expenditures are deducted in calculating royalty income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

During 2007, in calculating Royalty Income, BROG deducted approximately $27.4 million of capital expenditures for projects, including drilling and completion of 45 gross (21.47 net) conventional wells and 21 gross (15.31 net) coal seam wells. There were 10 gross (0.35 net) conventional wells and nine gross (4.52 net) coal seam wells in progress as of December 31, 2007. All of the wells were development wells.

During 2006, in calculating Royalty Income, BROG deducted approximately $39.2 million of capital expenditures for projects, including drilling and completion of 115 gross (24.14 net) conventional wells, two gross (0.003 net) payadds, two gross (1.74 net) recompletions, three gross (2.50 net) restimulations, 44 gross (14.63 net) coal seam wells, seven gross (0.28 net) coal seam payadds, two gross (0.48 net) coal seam recompletions, and two gross (0.08 net) coal seam miscellaneous capital projects. There were 100 gross (26.27 net) conventional wells, 14 gross (0.39 net) payadds, seven gross (3.49 net) recompletions, six gross (4.02 net) restimulations, four gross (0.02 net) miscellaneous capital projects, 28 gross (11.79 net) coal seam wells, one gross (0.04 net) coal seam payadd, five gross (3.57 net) coal seam recompletions, and two gross (0.004 net) coal seam restimulations in progress as of December 31, 2006. All of the wells were development wells. A payadd is the completion of an additional productive interval in an existing completed zone in a well.

BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2009 is estimated at $25.2 million. Approximately 12% of the planned expenditures attributable to the 2009 budget will be on Fruitland Coal formation projects with the remainder to be spent on conventional projects. In addition, BROG estimates that during 2009 it will incur capital expenses in the amount of approximately $12.1 million attributable to the capital budgets for 2008 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2009 could range from $10 million to $45 million.

BROG anticipates 431 projects in 2009 at an estimated cost of $25.2 million. Approximately $6 million of that budget is allocable to 49 new wells, including 39 wells scheduled to be dually completed in the Mesaverde and Dakota formations and four wells projected to be drilled to formations producing coal seam gas. Approximately $7.1 million will be spent on workovers and facilities projects. Of the $12.1 million attributable to the budgets for prior years, approximately $6.9 million is allocable to new wells, and the $5.2 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects. BROG also anticipates that the possible implementation of new rules requiring the minimization of surface disturbances, implementation of closed-loop systems for the disposal of drilling fluids and cuttings, and the restricted use of open reserve pits could reduce the number of projects due to increased compliance costs.

In February 2002, BROG informed the Trust that the New Mexico Oil Conservation Division (the “OCD”) had approved plans for 80-acre infill drilling of the Dakota formation in the San Juan Basin. In July 2003, the OCD approved 160-acre spacing in the Fruitland Coal formation. Eighty-acre spacing has been permitted in the Mesaverde formation since 1997. In 2008, BROG participated in a study involving a total of 15 test wells completed to the Mesaverde and/or Dakota formations, with some of the test wells drilled on a 40-acre spacing basis. In addition, BROG participated in a pilot project for the drilling of two horizontal wells to the Dakota formation. Although neither of the horizontal wells were drilled on acreage burdened by the Royalty, the pilot project could have implications for the San Juan Basin generally.

Oil and Gas Production

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2008, were as follows:

	2008		2007		2006
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Production	19,529,046	28,221	20,116,806	35,129	22,475,405	40,702
Average Price	$8.28	$99.32	$6.11	$63.14	$6.55	$61.30

Production volumes and costs attributable to the Underlying Properties for the three years ended December 31, 2008, were as follows:

	2008	2007	2006

Production (Mcf)	34,527,043	36,961,349	40,900,570
Total Production Costs	$86,919,736	$77,932,758	$88,625,021
Average Production Costs per Unit of Production	$2.5174	$2.1085	$2.1668
Lease Operating Expenses	$32,867,589	$27,947,790	$22,463,687
Average Lifting Cost per Unit of Production	$.9519	$.7561	$.5492

Pricing Information

Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. Gas production from the Underlying Properties totaled 34,527,043 Mcf during 2008.

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

BROG previously entered into three contracts for the sale of all volumes of gas produced from the Underlying Properties to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. (“ChevronTexaco”), Coral Energy Resources, L.P. (“Coral”), and PNM Gas Services (“PNM”), respectively. All three contracts provide for (i) the delivery of such gas at various delivery points through March 31, 2007 and from year-to-year thereafter, until terminated by either party on 12 months’ notice; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. In March 2008, both ChevronTexaco and Coral notified BROG of their election to terminate their respective contracts effective March 31, 2009. Requests for proposal have been circulated to potential purchasers of the packages of gas covered by the expiring contracts, and the responses to those requests are currently being evaluated by BROG and the Trust’s independent gas marketing consultants. Neither BROG nor PNM gave notice of termination with respect to the PNM contract and, accordingly, the term of that contract has been extended at least through March 31, 2010.

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves as of December 31, 2006, 2007 and 2008, were prepared by Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2005, to December 31, 2008, (in thousands):

	Crude	Natural
	Oil	Gas
	(Bbls)	(Mcf)

Reserves as of December 31, 2005	454	261,759
Revisions of previous estimates	(33)	(27,467)
Extensions, discoveries and other additions	20	8,644
Production	(41)	(22,475)

Reserves as of December 31, 2006	400	220,461
Revisions of previous estimates	3	(15,263)
Extensions, discoveries and other additions	20	9,774
Production	(35)	(20,117)

Reserves as of December 31, 2007	388	194,855
Revisions of previous estimates	(117)	(26,004)
Extensions, discoveries and other additions	6	7,012
Production	(28)	(19,529)

Reserves as of December 31, 2008	249	156,334

Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Crude Oil (Bbls)	207	333	357
Natural Gas (Mcf)	139,770	171,165	197,466

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

The 2008, 2007 and 2006 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves are as follows (in thousands):

	2008	2007	2006

Balance, January 1	$750,758	$746,327	$1,090,324
Revisions of prior-year estimates, change in prices and other	(264,176)	7,282	(345,237)
Extensions, discoveries and other additions	18,660	36,319	28,520
Accretion of discount	75,076	74,633	109,032
Royalty Income	(144,588)	(113,803)	(136,312)

Balance, December 31	$435,730	$750,758	$746,327

Reserve quantities and revenues shown in the tables above for the Royalty were estimated from projections of reserves and revenues attributable to the combined BROG and Trust interests. Reserve quantities attributable to the Royalty were derived from estimates by allocating to the Royalty a portion of the total net reserve quantities of the interests, based upon gross revenue less production taxes. Because the reserve quantities attributable to the Royalty are estimated using an allocation of the reserves, any changes in prices or costs will result in changes in the estimated reserve quantities allocated to the Royalty. Therefore, the reserve quantities estimated will vary if different future price and cost assumptions occur. The future net cash flows were determined without regard to future federal income tax credits, if any, available to production from coal seam wells.

The December 31, 2008 price of $4.99 per Mcf of gas and $37.76 per Bbl of oil were used in determining future net revenue. The downward revision in reserve quantities for 2008 is due primarily to lower gas prices in December 2008 as compared to December 2007, in addition to increased lease operating expenses and reduced gas and oil production.

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

The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2008, 2007 and 2006 (in thousands, except amounts per Unit):

	2008		2007		2006
	Estimated	Present	Estimated	Present	Estimated	Present
	Future	Value	Future	Value	Future	Value
	Net	at	Net	at	Net	at
	Revenue	10%	Revenue	10%	Revenue	10%

Total Proved	$737,736	$435,730	$1,329,974	$750,758	$1,337,575	$746,327
Proved Developed	$657,035	$398,870	$1,167,273	$670,144	$1,198,784	$677,276
Total Proved Per Unit	$15.83	$9.35	$28.53	$16.11	$28.70	$16.01

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

Section 45 Tax Credit

Sales of gas production from certain coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits under Section 29 (now Section 45K) of the Internal Revenue Code of 1986, as amended (the “Code”), through 2002 but not thereafter. Accordingly, under present law, the Trust’s production and sale of gas from coal seam wells does not qualify for tax credit under Section 45K of the Code (the “Section 45K Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45K Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. For example, in February 2009, new energy tax legislation was enacted which, among other things, modified the Section 45 Tax Credit in several respects, but did not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit holders.

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

On April 28, 2008, the Trust filed a suit against BROG relating to the Arbitration Award in its favor issued in November 2005, in the amount of $7,683,699. The litigation is styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The Trust alleges breach of contract and breach of the covenant of good faith and fair dealing and seeks a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain joint interest audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated, and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August 2007, the appellate court reversed the judgment of the trial court and vacated the award as it related to the unpaid balance. The appellate court also remanded the case to the District Court, where BROG is pursuing its claim for attorneys’ fees and costs in the amount of approximately $200,000. On September 8, 2008, Burlington filed a motion for summary judgment. The Trust has filed its response opposing that motion and its own cross-motion for summary judgment. On December 15, 2008, BROG’s motion for summary judgment was denied. The Trust’s motion remains pending.

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

In June 2008, BROG removed the Trust’s state court suit to the federal court in New Mexico and filed a motion seeking to have the case transferred to the federal district court in Houston. BROG’s action in the federal court is styled San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP, No. 08cv532WJ/ACT, in the United States District Court for the District of New Mexico. In July 2008, the Trust filed a motion to remand the case from the federal to the state court in New Mexico together with a response in opposition to BROG’s motion to change the venue of the case to Houston, Texas. On November 20, 2008, the Trust’s motion was granted and the case was remanded to the state district court.

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

On March 14, 2008, and as more fully reported in the Trust’s Quarterly Report on Form 10-Q for the first quarter of 2008, BROG notified the Trust that the distribution for March would be reduced by $4,921,578. BROG described this amount as the Trust’s portion of what BROG had paid to settle claims for the underpayment of royalties in the case styled United States of America ex rel. Harrold E. (“Gene”) Wright v. AGIP Petroleum Co. et al., Civil Action No. 5:03CV264 (formerly 9:98-CV-30) (E.D. Tex.). The Trust’s consultants continue to analyze this settlement as it may apply to the Trust.

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

No matters were submitted to a vote of Unit Holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The information under “Units of Beneficial Interest” at page 1 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2008, is herein incorporated by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

	2008	2007	2006	2005	2004

Royalty Income	$144,588,156	$113,803,339	$136,311,892	$153,858,264	$111,042,767
Distributable income	143,081,245	113,221,235	135,867,325	151,560,081	109,390,735
Distributable income per Unit	3.069833	2.429184	2.915055	3.251747	2.346998
Distributions per Unit	3.069833	2.429184	2.915055	3.251747	2.346998
Total assets, December 31	25,377,265	28,923,416	26,481,276	43,054,656	36,814,866

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The “Description of the Properties” and “Trustee’s Discussion and Analysis” at pages 4 through 10 of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2008, are herein incorporated by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and is prohibited from engaging in any business or commercial activity of any kind whatsoever, including borrowing transactions, other than the Trust’s ability to borrow money periodically as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unit Holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit Holders to any foreign currency related market risk. The Trust does not market the gas, oil and/or natural gas liquids from the Underlying Properties. BROG is responsible for such marketing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Trust and the notes thereto at page 12, et. seq., of the Trust’s Annual Report to Unit Holders for the year ended December 31, 2008, are herein incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the two most recent fiscal years, there have been no changes in and disagreements with the Trust’s independent accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

The Trust maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Due to the pass-through nature of the Trust, BROG provides much of the information disclosed in this Form 10-K and the other periodic reports filed by the Trust with the SEC. Consequently, the Trust’s ability to timely disclose relevant information in its periodic reports is dependent upon BROG’s delivery of such information. Accordingly, the Trust maintains disclosure controls and procedures designed to ensure that BROG accurately and timely accumulates and delivers such relevant information to the Trustee and those who participate in the preparation of the Trust’s periodic reports to allow for the preparation of such periodic reports and any decisions regarding disclosure.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2008 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended December 31, 2008 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

As of December 31, 2008, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.

Report of Independent Registered Public
Accounting Firm on Internal Control Over Financial Reporting

We have audited San Juan Basin Royalty Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Compass Bank (the “Trustee”) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Trustee’s Report On Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2008 and 2007 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2008 of the Trust and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/  Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas
March 2, 2009

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed by the Trust in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2008, has previously been reported on a Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans. During the past three years the Trustee received total remuneration as follows:

Name of Individual		Capacities in	Cash
or Entity	Year	Which Served	Compensation(1)

Compass Bank	2008	Trustee	$319,733
Compass Bank	2007	Trustee	$304,668
Compass Bank	2006	Trustee	$249,924

(1)	Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. As of January 1, 2003, the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

(a) Security Ownership of Certain Beneficial Owners.  The following table sets forth as of February 22, 2009 information with respect to the only Unit Holder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

	Number of Units	Percent of
Name and Address of Beneficial Owner	Beneficially Owned	Class

Arnhold and S. Bleichroeder Advisors, LLC	4,420,824	9.48%
1345 Avenue of the Americas New York, NY 10105(1)

(1)	This information was provided to the SEC and to the Trustee in a Schedule 13G/A filed with the SEC on February 12, 2009, on behalf of Arnhold and S. Bleichroeder Advisors, LLC.

(b) Security Ownership of Trustee.  As of February 20, 2009, Compass Bank beneficially owned 14,323 Units, or less than one percent of the Units. Compass Bank has sole voting power over 8,323 of these Units and has the sole power to dispose of 8,323 of these Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust has no directors or executive officers and is not empowered to carry on any business activity. Accordingly, there are no relationships or related transactions to which the Trust was a party that are required to be disclosed. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2008 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2008 and 2007 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2008	2007

Audit Fees	$75,650	$73,0350
Audit-Related Fees	-0-	-0-
Tax Fees	3,950	3,750
All Other Fees	-0-	-0-

Total	$79,600	$76,800

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

The following documents are filed as a part of this Annual Report on Form 10-K:

Financial Statements

Included in Part II of this Annual Report on Form 10-K by reference to the Trust’s Annual Report to Unit Holders for the year ended December 31, 2008:

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

Exhibits

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and the Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2008.**
13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2008, is incorporated herein by reference.*
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 2, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated March 2, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: March 2, 2009

(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit
Number	Description

4(a)	Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2008.**
13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2008, is incorporated herein by reference.*
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 2, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated March 2, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.