Form 10-Q
period 2009-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2009-05-11
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of Units of beneficial interest outstanding at May 11, 2009: 46,608,796

SAN JUAN BASIN ROYALTY TRUST
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
     The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Nonetheless, Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2009 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2009 and 2008. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and short-term investments	$2,584,262	$7,449,767
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $115,594,539 and $115,348,030 at March 31, 2009 and December 31, 2008, respectively)	17,680,989	17,927,498

	$20,265,251	$25,377,265

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$2,428,473	$7,293,978
Cash reserves	155,789	155,789
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	17,680,989	17,927,498

	$20,265,251	$25,377,265

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008

Royalty income	$9,550,576	$25,576,418
Interest income	2,605	164,379

Total Revenue	9,553,181	25,740,797

General and administrative expenditures	(583,745)	(610,074)

Distributable income	$8,969,436	$25,130,723

Distributable income per Unit (46,608,796 Units)	$0.192440	$0.539184

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008

Trust corpus, beginning of period	$17,927,498	$19,880,888
Amortization of net overriding royalty interest	(246,509)	(442,826)
Distributable income	8,969,436	25,130,723
Distributions declared	(8,969,436)	(25,130,723)

Total corpus, end of period	$17,680,989	$19,438,062

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

The Royalty constitutes an “economic interest” in oil and gas properties for federal income tax purposes. Unit Holders must report their share of the production revenues of the Trust as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. The Royalty is treated as a single property for depletion purposes. The Trust has on file technical advice memoranda confirming such tax treatment.
Sales of gas production from certain coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits under Section 29 (now Section 45K) of the Internal Revenue Code of 1986, as amended (the “Code”), through 2002 but not thereafter. Accordingly, under present law, the Trust’s production and sale of gas from coal seam wells does not qualify for tax credit under Section 45K of the Code (the “Section 45 Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45 Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. For example, in February 2009, new energy tax legislation was enacted which, among other things, modified the Section 45 Tax Credit in several respects, but did not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders.
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
     3. CONTINGENCIES
See Part II, Item 1 — Legal Proceedings, concerning the status of litigation matters.
     4. SETTLEMENTS AND LITIGATION
During the first quarter of 2009, $180,750 was included in calculating net proceeds paid to the Trust as a result of the ongoing compliance audit process. During the first quarter of 2008, as part of the negotiations between the Trust and BROG concerning a number of revenue and expense items, an aggregate of $128,827 was included in calculating net proceeds paid to the Trust.
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
On April 28, 2008, the Trust filed a suit against BROG relating to the Arbitration Award in its favor issued in November 2005, in the amount of $7,683,699. The litigation is styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The Trust alleges breach of contract and breach of the covenant of good faith and fair dealing and seeks a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain joint interest audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated, and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August 2007, the appellate court reversed the judgment of the trial court and vacated the award as it related to the unpaid balance. The appellate court also remanded the case to the District Court, where BROG is pursuing its claim for attorneys’ fees and costs in the amount of approximately $200,000. On September 8, 2008, Burlington filed a motion for summary judgment. The Trust has filed its response opposing that motion and its own cross-motion for summary judgment. On December 15, 2008, BROG’s motion for summary judgment was denied. The Trust’s motion remains pending. With respect to that fifth issue which was the subject of the appeal, the Trust had asked for damages based on either of two alternative claims. The appellate court ruled that the alternative claim selected by the arbitrator in awarding the Trust approximately $5,000,000 was not technically included within the scope of what the parties intended to submit to arbitration. The appellate court did not rule on whether or not the arbitrator properly decided the fifth issue in favor of the Trust. The litigation filed in New Mexico seeks recovery on the claim which had been resolved in favor of the Trust by the arbitrator.
On February 11, 2009, the Trust filed its First Amended Complaint for Breach of Contract and the Covenant of Good Faith and Fair Dealing whereby, among other things, the Trust pointed out the existence of a tolling agreement as applicable to BROG’s allegation that the Trust’s claim is barred by the passage of time. In March, BROG filed two motions for summary judgment, one alleging the Trust’s claim is time-barred and the second alleging that the decision of the Texas appellate court bars prosecution of the claim in the pending New Mexico suit. On April 7, 2009, the Trust filed its responses to those motions for summary judgment. Discovery is under way. The hearing on BROG’s motions for summary judgment has been set for June 15, 2009. The trial on the merits is currently scheduled for April 2010.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
     Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect the current view of Burlington Resources Oil & Gas Company LP (“BROG”), the working interest owner, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and BROG; and involve risks and uncertainties. These risks and uncertainties include volatility of oil and gas prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.
Business Overview
     The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980 between Southland Royalty Company (“Southland Royalty”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “First Restated Indenture”) and, effective as of December 12, 2007 the First Restated Indenture was amended and restated (the First Restated Indenture, as amended and restated, the “Indenture”). The Trustee of the Trust is Compass Bank (as a result of the merger discussed below).
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
     The function of the Trustee is to collect the net proceeds attributable to the Royalty (“Royalty Income”), to pay all expenses and charges of the Trust and distribute the remaining available income to the Unit Holders. The Trust does not operate the Underlying Properties and, in fact, is not empowered to carry on any business activity. The Trust has no employees, officers or directors. All administrative functions of the Trust are performed by the Trustee.
     BROG is the principal operator of the Underlying Properties. A very high percentage of the Royalty Income is attributable to the production and sale by BROG of natural gas from the Underlying Properties. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Royalty Income distributed by the Trust and, by extension, the price of the Units.
Three Months Ended March 31, 2009 and 2008
     The Trust received Royalty income of $9,550,576 and interest income of $2,605 during the first quarter of 2009. There was no change in cash reserves. After deducting administrative expenses of $583,745, distributable income for the quarter was $8,969,436 ($0.192440 per Unit). In the first quarter of 2008, Royalty income was $25,576,418, interest income was $164,379, there was no change in cash reserves, administrative expenses were $610,074 and distributable income was $25,130,723 ($0.539184 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2009 were as follows:

January	$.041447
February	.098890
March	.052103

Quarter Total	$.192440

     The Royalty income distributed in the first quarter of 2009 was lower than that distributed in the first quarter of 2008. The average gas price decreased from $6.97 per Mcf for the first quarter of 2008 to $4.04 per Mcf for the first quarter of 2009. Gas volumes decreased slightly in the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. BROG has informed the Trust that the decrease in reported volumes was due primarily to the natural production decline curve. Interest income was lower for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008, primarily due to additional interest BROG paid to the Trust in the first quarter of 2008 as a result of the granting of certain audit exceptions, and also due to higher interest rates in the first quarter of 2008. Administrative expenses were lower in 2009 primarily as a result of differences in timing in the receipt and payment of these expenses.
     The capital costs attributable to the Underlying Properties for the first quarter of 2009 and deducted by BROG in calculating Royalty income were approximately $9.9 million. BROG has informed the Trust that the 2009 budget for capital expenditures for the Underlying Properties is $25.2 million. In addition, BROG estimates that during 2009 it will incur capital expenses in the amount of approximately $12.1 million attributable to the capital budgets for 2008 and prior years. Approximately 12% of the planned expenditures attributable to the 2009 budget will be on Fruitland Coal formation projects with the remainder to be spent on conventional projects. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2009 could range from $10 million to $45 million.

     BROG anticipates 431 projects in 2009 at an estimated cost of $25.2 million. Approximately $6 million of that budget is allocable to 49 new wells, including 39 wells scheduled to be dually completed in the Mesaverde and Dakota formations and four wells projected to be drilled to formations producing coal seam gas. Approximately $7.1 million will be spent on workovers and facilities projects. Of the $12.1 million attributable to the budgets for prior years, approximately $6.9 million is allocable to new wells, and the $5.2 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects. BROG also anticipates that the possible implementation of new rules minimizing surface disturbances, requiring the implementation of closed-loop systems for the disposal of drilling fluids and cuttings, and restricting the use of open reserve pits could reduce the number of projects due to increased compliance costs.
     BROG has informed the Trust that lease operating expenses and property taxes were $8,992,827 and $276,732, respectively, for the first quarter of 2009, as compared to $8,083,988 and $245,295, respectively, for the first quarter of 2008. BROG reports that lease operating expenses were higher in the first quarter of 2009 compared to the first quarter of 2008 primarily because demand-related increases in the cost of contract services and materials have not yet been mitigated by the decline in natural gas sales prices. New drilling results in increases in salt water disposal and compression costs. Additionally, the overhead rate determined by the Council of Petroleum Accountants Societies was adjusted in April 2008 to 7.7%, from the previous rate of 6.4%.
     BROG has reported to the Trustee that during the first quarter of 2009, 11 gross (5.18 net) coal seam wells and 27 gross (3.77 net) conventional wells were completed on the Underlying Properties. Seven gross (3.48 net) coal seam wells and 20 gross (2.58 net) conventional wells were in progress at March 31, 2009.
     There were three gross (2.56 net) coal seam wells and 23 gross (0.41 net) conventional wells completed on the Underlying Properties as of March 31, 2008. Four gross (1.44 net) coal seam wells and 21 gross (1.42 net) conventional wells were in progress at March 31, 2008.
     There were 3,903 gross (1,137 net) producing wells being operated subject to the Royalty as of December 31, 2008, calculated on a well bore basis and not including multiple completions as separate wells.
     “Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.

     Royalty income for the quarter ended March 31, 2009 is associated with actual gas and oil production during November 2008 through January 2009 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
Gas:
Total sales (Mcf)	8,558,550	8,559,117
Mcf per day	93,028	93,033
Average price (per Mcf)	$4.04	$6.97

Oil:
Total sales (Bbls)	10,982	12,698
Bbls per day	119	138
Average price (per Bbl)	$40.50	$88.58
     Gas and oil sales attributable to the Royalty for the quarters ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008

Gas sales (Mcf)	2,522,083	4,723,823
Oil sales (Bbls)	3,302	6,922
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
     During the first quarter of 2009, average gas prices were $2.93 per Mcf lower than the average prices reported during the first quarter of 2008 due to decreases in gas prices in domestic markets generally, including the posted index prices applicable to gas sold from the San Juan Basin. The average price per barrel of oil during the first quarter of 2009 was $48.08 per barrel lower than that received for the first quarter of 2008.
     BROG previously entered into three contracts for the sale of all volumes of gas produced from the Underlying Properties to ChevronTexaco Natural Gas, a division of Chevron U.S.A. Inc. (“ChevronTexaco”), Coral Energy Resources, L.P. (“Coral”), and PNM Gas Services (“PNM”), respectively. In March 2008, both ChevronTexaco and Coral notified BROG of their election to terminate their respective contracts effective March 31, 2009. Requests for proposal were circulated to potential purchasers of the packages of gas covered by the expiring contracts. Neither BROG nor PNM gave notice of termination with respect to the PNM contract and, by agreement of the parties, the term of that contract has been extended through at least March 31, 2011. On December 11, 2008, the New Mexico Public Regulatory Commission approved the sale of the gas utility assets of PNM to New Mexico Gas Company, Inc. (“NMGC”) and, effective as of January 30, 2009, the PNM contract was assigned to and assumed by NMGC.

     BROG has now entered into four new contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by the NMGC contract. The new purchasers are Chevron Natural Gas, a division of Chevron USA, Inc., Pacific Gas and Electric Company, BP Energy Company and Macquarie Cook Energy LLC. All four of the new contracts and the pre-existing NMGC contract provide for (i) the delivery of such gas at various delivery points through March 31, 2011 and from year-to-year thereafter, until terminated by either party on 12 months’ notice; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. Although the primary term of the Chevron contract continues until March 31, 2011, a portion of the gas covered by that contract will be remarketed for sale after March 2010.
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
Calculation of Royalty Income
     Royalty income received by the Trust for the three months ended March 31, 2009 and 2008, respectively, was computed as shown in the following table:
CALCULATION OF ROYALTY INCOME

	Three Months Ended
	March 31,
	2009	2008
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$34,594,861	$53,108,214
Oil proceeds	444,735	1,124,793

Total	35,039,596	54,233,007

Less production costs:
Severance tax — Gas	3,126,253	5,436,476
Severance tax — Oil	42,796	117,911
Lease operating expense and property tax	9,269,559	8,329,283
Capital expenditures	9,866,887	6,247,446

Total	22,305,495	20,131,116

Net profits	12,734,101	34,101,891
Net overriding royalty interest	75%	75%

Royalty income	$9,550,576	$25,576,418

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
     The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2009 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended March 31, 2009 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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
     On April 28, 2008, the Trust filed a suit against BROG relating to the Arbitration Award in its favor issued in November 2005, in the amount of $7,683,699. The litigation is styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The Trust alleges breach of contract and breach of the covenant of good faith and fair dealing and seeks a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain joint interest audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated, and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August 2007, the appellate court reversed the judgment of the trial court and vacated the award as it related to the unpaid balance. The appellate court also remanded the case to the District Court, where BROG is pursuing its claim for attorneys’ fees and costs in the amount of approximately $200,000. On September 8, 2008, Burlington filed a motion for summary judgment. The Trust has filed its response opposing that motion and its own cross-motion for summary judgment. On December 15, 2008, BROG’s motion for summary judgment was denied. The Trust’s motion remains pending. With respect to that fifth issue which was the subject of the appeal, the Trust had asked for damages based on either of two alternative claims. The appellate court ruled that the alternative claim selected by the arbitrator in awarding the Trust approximately $5,000,000 was not technically included within the scope of what the parties intended to submit to arbitration. The appellate court did not rule on whether or not the arbitrator properly decided the fifth issue in favor of the Trust. The litigation filed in New Mexico seeks recovery on the claim which had been resolved in favor of the Trust by the arbitrator.
     On February 11, 2009, the Trust filed its First Amended Complaint for Breach of Contract and the Covenant of Good Faith and Fair Dealing whereby, among other things, the Trust pointed out the existence of a tolling agreement as applicable to BROG’s allegation that the Trust’s claim is barred by the passage of time. In March, BROG filed two motions for summary judgment, one alleging the Trust’s claim is time-barred and the second alleging that the decision of the Texas appellate court bars prosecution of the claim in the pending New Mexico suit. On April 7, 2009, the Trust filed its responses to those motions for summary judgment. Discovery is under way. The hearing on BROG’s motions for summary judgment has been set for June 15, 2009. The trial on the merits is currently scheduled for April 2010.

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
Item 6. Exhibits.
(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 11, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 11, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer
Date: May 11, 2009
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 11, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 11, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.