Form 10-Q
period 2009-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2009-08-10
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009
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

Number of Units of beneficial interest outstanding at August 10, 2009: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 47, released September 16, 1982, the financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Nonetheless, Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2009 and the distributable income and changes in trust corpus for the three-month periods and six-month periods ended June 30, 2009 and 2008. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and short-term investments	$433,162	$7,449,767
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $115,703,394 and $115,348,030 at June 30, 2009 and December 31, 2008, respectively)	17,572,134	17,927,498

	$18,005,296	$25,377,265

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$277,373	$7,293,978
Cash reserves	155,789	155,789
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	17,572,134	17,927,498

	$18,005,296	$25,377,265

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Royalty income	$2,474,109	$35,612,146	$12,024,685	$61,188,564
Interest income	806	19,733	3,411	184,112

Total Revenue	2,474,915	35,631,879	12,028,096	61,372,676
General and administrative expenditures	686,688	592,778	1,270,433	1,202,852

Distributable income	$1,788,227	$35,039,101	$10,757,663	$60,169,824

Distributable income per Unit (46,608,796 Units)	$0.038367	$0.751770	$0.230807	$1.290954

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Trust corpus, beginning of period	$17,680,989	$19,438,062	$17,927,498	$19,880,888
Amortization of net overriding royalty interest	(108,855)	(462,141)	(355,364)	(904,967)
Distributable income	1,788,227	35,039,101	10,757,663	60,169,824
Distributions declared	(1,788,227)	(35,039,101)	(10,757,663)	(60,169,824)

Trust corpus, end of period	$17,572,134	$18,975,921	$17,572,134	$18,975,921

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

Sales of gas production from certain coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits under Section 29 (now Section 45K) of the Internal Revenue Code of 1986, as amended (the “Code”), through 2002 but not thereafter. Accordingly, under present law, the Trust’s production and sale of gas from coal seam wells does not qualify for tax credit under Section 45K of the Code (the “Section 45 Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

On April 28, 2008, the Trust filed a suit against BROG relating to the Arbitration Award in its favor issued in November 2005, in the amount of $7,683,699. The litigation is styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The Trust alleges breach of contract and breach of the covenant of good faith and fair dealing and seeks a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain compliance audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated, and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August 2007, the appellate court reversed the judgment of the trial court and vacated the award as it related to the unpaid balance.

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

The appellate court also remanded the case to the District Court, where BROG pursued its claim for attorneys’ fees and costs in the amount of approximately $200,000. Following a trial on the merits of BROG’s claims conducted on June 3, 2009, the District Court ruled in favor of the Trust and ordered that BROG should take nothing in its claims against the Trust. BROG has requested that the trial court make findings of fact and conclusions of law in support of its ruling in favor of the Trust, and it is possible that BROG will appeal that ruling.

In that New Mexico litigation, certain motions for summary judgment filed by BROG were to be heard on June 15, 2009. However, at that hearing, the District Judge determined that he had a potential conflict of interest. As a result, this case has been transferred to another district judge sitting in Sandoval County, New Mexico. The trial on the merits was originally set for April 2010 but will be rescheduled.

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

As a result of a merger on March 24, 2006, Compass Bank succeeded TexasBank as Trustee of the Trust. On September 7, 2007, Compass Bank’s parent company, Compass Bancshares, Inc., was acquired by and is now a wholly-owned subsidiary of Banco Bilbao Vizcaya Argentaria, S.A.

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

Three Months Ended June 30, 2009 and 2008

The Trust received Royalty income of $2,474,109 and interest income of $806 during the second quarter of 2009. There was no change in cash reserves. After deducting administrative expenses of $686,688, distributable income for the quarter was $1,788,227 ($0.038367 per Unit). In the second quarter of 2008, Royalty income was $35,612,146, interest income was $19,733, there was no change in cash reserves, administrative expenses were $592,778 and distributable income was $35,039,101 ($0.751770 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2009 were as follows:

April	$.006145
May	.026271
June	.005951

Quarter Total	$.038367

The Royalty income distributed in the second quarter of 2009 was lower than that distributed in the second quarter of 2008, primarily due to a decrease in the average gas price from $8.51 per Mcf for the second quarter of 2008 to $2.82 per Mcf for the second quarter of 2009. Gas volumes, however, increased in the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008. Interest income was lower for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008, primarily due to a decrease in funds available for investment and to lower interest rates. Administrative expenses were higher in 2009 primarily as a result of differences in timing in the receipt and payment of these expenses and also to increased costs associated with the litigation described below.

The capital costs attributable to the Underlying Properties for the second quarter of 2009 and deducted by BROG in calculating Royalty income were approximately $11 million. BROG has informed the Trust that the 2009 budget for capital expenditures for the Underlying Properties is $25.2 million. In addition, BROG estimates that during 2009 it will incur capital expenses in the amount of approximately $12.1 million attributable to the capital budgets for 2008 and prior years. Approximately 12% of the planned expenditures attributable to the 2009 budget will be on Fruitland Coal formation projects with the remainder to be spent on conventional projects. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2009 could range from $10 million to $45 million.

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

BROG has informed the Trust that lease operating expenses and property taxes were $7,813,298 and $213,289, respectively, for the second quarter of 2009, as compared to $7,736,102 and $276,732, respectively, for the second quarter of 2008. BROG reports that lease operating expenses were higher in the second quarter of 2009 compared to the second quarter of 2008 primarily because demand-related increases in the cost of contract services and materials have not yet been mitigated by the decline in natural gas sales prices. New drilling results in increases in salt water disposal as well as compression and other operating costs. In addition, many joint operating agreements call for the increase or decrease in rates charged for the drilling and operation of wells based upon an overhead adjustment factor published annually by the Council for Petroleum Accountants Societies. That factor was set at +7.5% effective as of April 1, 2009.

BROG has reported to the Trustee that during the second quarter of 2009, eight gross (5.71 net) coal seam wells and 19 gross (4.93 net) conventional wells were completed on the Underlying Properties. Eight gross (4.03 net) coal seam wells and 20 gross (4.83 net) conventional wells were in progress at June 30, 2009.

There were, based on recently revised information from BROG, 15 gross (6.84 net) coal seam wells and 25 gross (1.88 net) conventional wells completed on the Underlying Properties as of June 30, 2008. As revised by BROG, one gross (0.84 net) coal seam well and 11 gross (0.96 net) conventional wells were in progress as of June 30, 2008.

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

Royalty income for the quarter ended June 30, 2009 is associated with actual gas and oil production during February 2009 through April 2009 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,
	2009	2008

Gas:
Total sales (Mcf)	8,511,072	7,837,532
Mcf per day	95,630	87,084
Average price (per Mcf)	$2.82	$8.51
Oil:
Total sales (Bbls)	15,293	10,677
Bbls per day	172	119
Average price (per Bbl)	$36.58	$94.81

Gas and oil sales attributable to the Royalty for the quarters ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,
	2009	2008

Gas sales (Mcf)	949,249	4,529,496
Oil sales (Bbls)	1,514	6,141

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

During the second quarter of 2009, average gas prices were $5.69 per Mcf lower than the average prices reported during the second quarter of 2008 due in part to the global economic contraction which has depressed energy demand and contributed to lower natural gas wellhead prices, including the posted index prices applicable to gas sold from the San Juan Basin. The average price per barrel of oil during the second quarter of 2009 was $58.23 per barrel lower than that received for the second quarter of 2008.

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

BROG has now entered into four new contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by the NMGC contract. The new purchasers are Chevron Natural Gas, a division of Chevron USA, Inc., Pacific Gas and Electric Company, BP Energy Company and Macquarie Cook Energy LLC. All four of the new contracts and the pre-existing NMGC contract provide for (i) the delivery of such gas at various delivery points through March 31, 2011 and from year-to-year thereafter, until terminated by either party on 12 months’ notice; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. Although the primary term of the Chevron contract continues until March 31, 2011, a portion of that contract will be remarketed for sale after March 2010.

Confidentiality agreements with purchasers of gas produced from the Underlying Properties prohibit public disclosure of certain terms and conditions of gas sales contracts with those entities, including specific pricing terms and gas receipt points. Such disclosure could compromise the ability to compete effectively in the marketplace for the sale of gas produced from the Underlying Properties.

Six Months Ended June 30, 2009 and 2008

For the six months ended June 30, 2009, the Trust received Royalty income of $12,024,685 and interest income of $3,411. There was no change in cash reserves. After deducting administrative expenses of $1,270,433, distributable income was $10,757,663 ($0.230807 per Unit) for the six months ended June 30, 2009. For the six months ended June 30, 2008, the Trust received Royalty income of $61,188,564 and interest income of $184,112. There was no change in cash reserves. After deducting administrative expenses of $1,202,852, distributable income was $60,169,824 ($1.290954 per Unit) for the six months ended June 30, 2008.

The decrease in distributable income from 2008 to 2009 resulted primarily from lower gas prices during the first half of 2009. Gas volumes, however, increased in the six months ended June 30, 2009. Interest earnings were lower for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to a decrease in funds available for investment and lower interest rates. General and administrative expenses were higher for the six months ended June 30, 2009, as compared to the same period in 2008, primarily as a result of differences in timing in the receipt and payment of the expenses and also to increased costs associated with the litigation described below.

During the first six months of 2009, $241,000 was included in calculating net proceeds paid to the Trust as a result of the ongoing compliance audit process. All of this amount was paid during the first quarter of 2009. During the first six months of 2008, as part of the negotiations between the Trust and BROG concerning a number of revenue and expense items, a net of $128,827 was paid to the Trust by BROG as interest on the late payment of gross proceeds. All of this amount was paid during the first quarter of 2008.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 2009 amounted to approximately $20.9 million. Capital expenditures were approximately $12.3 million for the first six months of 2008. For the first six months of 2009, lease operating expenses and property taxes totaled $16,806,125 and $490,021, respectively, as compared to $15,820,090 and $522,028, respectively, for the first six months of 2008.

BROG has reported to the Trustee that during the six months ended June 30, 2009, 20 gross (11.32 net) coal seam wells and 46 gross (8.70 net) conventional wells were completed on the Underlying Properties. There were 18 gross (7.66 net) coal seam wells and 48 gross (2.29 net) conventional wells completed on the Underlying Properties in the six months ending June 30, 2008.

Royalty income for the six months ended June 30, 2009 is associated with actual gas and oil production during November 2008 through April 2009 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,
	2009	2008

Gas:
Total sales (Mcf)	17,069,622	16,396,649
Mcf per day	94,307	90,091
Average price (per Mcf)	$3.43	$7.71
Oil:
Total Sales (Bbls)	26,275	23,375
Bbls per day	145	128
Average price (per Bbl)	$38.22	$91.43

Gas and oil sales attributable to the Royalty for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,
	2009	2008

Gas sales (Mcf)	3,471,332	9,253,319
Oil sales (Bbls)	4,816	13,063

During the first six months of 2009 gas and oil prices were lower than during the first six months of 2008. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

Calculation of Royalty Income

Royalty income received by the Trust for the three months and six months ended June 30, 2009 and 2008, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$24,014,580	$66,685,312	$58,609,441	$119,793,526	(1)
Oil proceeds	559,382	1,012,317	1,004,117	2,137,110

Total	24,573,962	67,697,629	59,613,558	121,930,636
Less production costs:
Severance tax — gas	2,178,181	6,028,156	5,304,435	11,464,632
Severance tax — oil	56,179	99,567	98,975	217,479
Other	1,020		1,020
Lease operating expense and property tax	8,026,587	8,012,834	17,296,146	16,342,118
Capital expenditures	11,013,183	6,074,210	20,880,069	12,321,655

Total	21,275,150	20,214,767	43,580,645	40,345,884

Net profits	3,298,812	47,482,862	16,032,913	81,584,752
Net overriding royalty interest	75%	75%	75%	75%

Royalty income	$2,474,109	$35,612,146	$12,024,685	$61,188,564

(1)	In March 2008, gas proceeds were reduced by $6,562,104 as the amount BROG determined to be the Trust’s portion of BROG’s settlement of a legal matter with the Minerals Management Service and the Bureau of Indian Affairs.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2009 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended June 30, 2009 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

On April 28, 2008, the Trust filed a suit against BROG relating to the Arbitration Award in its favor issued in November 2005, in the amount of $7,683,699. The litigation is styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The Trust alleges breach of contract and breach of the covenant of good faith and fair dealing and seeks a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain compliance audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated, and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August 2007, the appellate court reversed the judgment of the trial court and vacated the award as it related to the unpaid balance.

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

The appellate court also remanded the case to the District Court, where BROG pursued its claim for attorneys’ fees and costs in the amount of approximately $200,000. Following a trial on the merits of BROG’s claims conducted on June 3, 2009, the District Court ruled in favor of the Trust and ordered that BROG should take nothing in its claims against the Trust. BROG has requested that the trial court make findings of fact and conclusions of law in support of its ruling in favor of the Trust, and it is possible that BROG will appeal that ruling.

In that New Mexico litigation, certain motions for summary judgment filed by BROG were to be heard on June 15, 2009. However, at that hearing, the District Judge determined that he had a potential conflict of interest. As a result, this case has been transferred to another district judge sitting in Sandoval County, New Mexico. The trial on the merits was originally set for April 2010 but will be rescheduled.

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

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated August 10, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated August 10, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: August 10, 2009

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated August 10, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated August 10, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.