Form 10-Q
period 2009-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2009-11-09
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Number of Units of beneficial interest outstanding at November 9, 2009: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2009 and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2009 and 2008. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Cash and short-term investments	$2,632,743	$7,449,767
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $115,997,319 and $115,348,030 at September 30, 2009 and December 31, 2008, respectively)	17,278,209	17,927,498

	$19,910,952	$25,377,265

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$2,476,954	$7,293,978
Cash reserves	155,789	155,789
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	17,278,209	17,927,498

	$19,910,952	$25,377,265

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Royalty income	$7,232,890	$52,541,763	$19,257,575	$113,730,327
Interest income	194,481	32,508	197,892	216,621

Total Revenue	7,427,371	52,574,271	19,455,467	113,946,948
General and administrative expenditures	435,690	351,221	1,706,123	1,554,074

Distributable income	$6,991,681	$52,223,050	$17,749,344	$112,392,874

Distributable income per Unit (46,608,796 Units)	$0.150007	$1.120455	$0.380814	$2.411409

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Trust corpus, beginning of period	$17,572,134	$18,975,921	$17,927,498	$19,880,888
Amortization of net overriding royalty interest	(293,925)	(543,459)	(649,289)	(1,448,426)
Distributable income	6,991,681	52,223,050	17,749,344	112,392,874
Distributions declared	(6,991,681)	(52,223,050)	(17,749,344)	(112,392,874)

Trust corpus, end of period	$17,278,209	$18,432,462	$17,278,209	$18,432,462

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

In preparing the condensed interim financial statements, the Trust has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through November 9, 2009, the issuance date of these condensed interim financial statements. No such transactions or events resulted in additional recognition or disclosure.

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

“Code”) through 2002 but not thereafter. Accordingly, under present law, the Trust’s production and sale of gas from coal seam wells does not qualify for tax credit under Section 45K of the Code (the “Section 45 Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45 Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. For example, in February 2009, new energy tax legislation was enacted which, among other things, modified the Section 45 Tax Credit in several respects, but did not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders.

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

On April 28, 2008, the Trust filed a suit against BROG relating to the Arbitration Award in its favor issued in November 2005, in the amount of $7,683,699. The litigation is styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The Trust alleges breach of contract and breach of the covenant of good faith and fair dealing and seeks a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain compliance audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated, and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August 2007, the appellate court reversed the judgment of the trial court and vacated the award as it related to the fifth issue and the unpaid balance of the award.

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

The appellate court also remanded the case to the District Court, where BROG pursued its claim for attorneys’ fees and costs in the amount of approximately $200,000. Following a trial on the merits of BROG’s claims conducted on June 3, 2009, the District Court ruled in favor of the Trust and ordered that BROG should take nothing in its claims against the Trust. BROG has filed a Notice of Appeal as regards that ruling.

Certain motions for summary judgment filed by BROG and the Trust are to be heard on January 5, 2010. The trial on the merits has been set for the week of May 24, 2011.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect the current view of BROG, the working interest owner, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and BROG; and involve risks and uncertainties. These risks and uncertainties include volatility of oil and gas prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

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

Three Months Ended September 30, 2009 and 2008

The Trust received Royalty income of $7,232,890 and interest income of $194,481 during the third quarter of 2009. There was no change in cash reserves. After deducting administrative expenses of $435,690, distributable income for the quarter was $6,991,681 ($0.150007 per Unit). In the third quarter of 2008, Royalty income was $52,541,763, interest income was $32,508, administrative expenses were $351,221 and distributable income was $52,223,050 ($1.120455 per Unit). In August 2008, the Trust recovered $40,930 previously escheated to the State of Texas in the name of the Trust, and those funds were temporarily added to cash reserves pending further research as to the origin of the funds. Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2009 were as follows:

July	$.035394
August	.061470
September	.053143

Quarter Total	$.150007

The Royalty income distributed in the third quarter of 2009 was lower than that distributed in the third quarter of 2008, primarily due to a decrease in the average gas price from $10.62 per Mcf for the third quarter of 2008 to $2.98 per Mcf for the third quarter of 2009. Gas volumes, however, increased in the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. Interest income was higher for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008, due to interest BROG paid to the Trust in August 2009 as a result of the granting of certain audit exceptions. Administrative expenses were higher in 2009 primarily as a result of differences in timing in the receipt and payment of these expenses and also due to increased costs associated with the litigation described below.

The capital costs attributable to the Underlying Properties for the third quarter of 2009 and deducted by BROG in calculating Royalty income were approximately $7.4 million. BROG has informed the Trust that the 2009 budget for capital expenditures for the Underlying Properties is $25.2 million. In addition, BROG estimates that during 2009 it will incur capital expenses in the amount of approximately $12.1 million attributable to the capital budgets for 2008 and prior years. Approximately 12% of the planned expenditures attributable to the 2009 budget will be on Fruitland Coal formation projects with the remainder to be spent on conventional projects. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2009 could range from $10 million to $45 million.

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

BROG has informed the Trust that lease operating expenses and property taxes were $7,756,942 and $213,289, respectively, for the third quarter of 2009, as compared to $7,947,438 and $276,732, respectively, for the third quarter of 2008. BROG reports that lease operating expenses were lower in the third quarter of 2009 compared to the third quarter of 2008 primarily because of lower contract services and maintenance costs. Furthermore, BROG reports that the decrease in costs related to the property taxes are due to the fact that property tax amounts are accrued based on the prior year’s actual costs. In 2009, $71,096 per month in property taxes is accrued, based on the amount of the actual property tax bill paid in early 2009, as compared with $92,244 per month accrued in 2008, based on the amount of the actual property tax bill paid in early 2008.

BROG has reported to the Trustee that during the third quarter of 2009, 22 gross (4.58 net) conventional wells, two gross (0.84 net) recompletions, 16 gross (8.23 net) coal seam wells and one gross (.85 net) coal seam recompletion were completed on the Underlying Properties. Seven gross (2.20 net) conventional wells were in progress at September 30, 2009.

There were, based on revised information from BROG, seven gross (2.22 net) coal seam wells and 33 gross (4.24 net) conventional wells completed on the Underlying Properties as of September 30, 2008. Five gross (0.92 net) coal seam wells and seven gross (1.42 net) conventional wells were in progress at September 30, 2008.

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

Royalty income for the quarter ended September 30, 2009 is associated with actual gas and oil production during May 2009 through July 2009 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,
	2009	2008

Gas:
Total sales (Mcf)	8,916,522	8,737,027
Mcf per day	96,919	94,968
Average price (per Mcf)	$2.98	$10.62
Oil:
Total sales (Bbls)	17,414	12,793
Bbls per day	189	139
Average price (per Bbl)	$56.08	$120.99

Gas and oil sales attributable to the Royalty for the quarters ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,
	2009	2008

Gas sales (Mcf)	2,563,130	5,326,507
Oil sales (Bbls)	5,004	7,724

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

During the third quarter of 2009, average gas prices were $7.64 per Mcf lower than the average prices reported during the third quarter of 2008 due in part to the global economic contraction which has depressed energy demand and contributed to lower natural gas wellhead prices, including the posted index prices applicable to gas sold from the San Juan Basin. In addition, many experts attribute the decline in gas prices to record or near record inventories in storage and increased domestic production from the various shale formations. The average price per barrel of oil during the third quarter of 2009 was $64.91 per barrel lower than that received for the third quarter of 2008.

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

BROG entered into four new contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by the NMGC contract. The new purchasers are Chevron Natural Gas, a division of Chevron USA, Inc., Pacific Gas and Electric Company, BP Energy Company and Macquarie Cook Energy LLC. All four of the new contracts and the pre-existing NMGC contract provide for (i) the delivery of such gas at various delivery points through March 31, 2011 and from year-to-year thereafter, until terminated by either party on 12 months’ notice; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. Although the primary term of the Chevron contract continues until March 31, 2011, a portion of that contract will be remarketed for sale after March 2010.

Confidentiality agreements with purchasers of gas produced from the Underlying Properties prohibit public disclosure of certain terms and conditions of gas sales contracts with those entities, including specific pricing terms and gas receipt points. Such disclosure could compromise the ability to compete effectively in the marketplace for the sale of gas produced from the Underlying Properties.

Nine Months Ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, the Trust received Royalty income of $19,257,575 and interest income of $197,892. After deducting administrative expenses of $1,706,123, distributable income was $17,749,344 ($0.380814 per Unit) for the nine months ended September 30, 2009. There was no change in cash reserves. For the nine months ended September 30, 2008, the Trust received Royalty income of $113,730,327 and interest income of $216,621. Cash reserves increased in August 2008 by $40,930, the amount recovered from the State of Texas. After deducting administrative expenses of $1,554,074, distributable income was $112,392,874 ($2.411409 per Unit) for the nine months ended September 30, 2008.

The decrease in distributable income from 2008 to 2009 resulted primarily from lower gas prices during the first nine months of 2009. However, gas volumes were higher in the nine months ended September 30, 2009, in part, due to unplanned down-time at a facility operated by a third party in the second quarter of 2008. Interest earnings were lower for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to a decrease in funds available for investment and to lower interest rates. General and administrative expenses were higher for the nine months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of differences in timing in the receipt and payment of the expenses, but also due to an increase in legal expenses incurred in the litigation between BROG and the Trust described in Part II, Item I, below.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2009 amounted to approximately $28.3 million. Capital expenditures were approximately $19.9 million for the first nine months of 2008. Lease operating expenses and property taxes first nine months of 2009 totaled $24,563,067 and $703,310, respectively, as compared to $23,767,528 and $798,760, respectively, for 2008.

BROG has reported to the Trustee that during the nine months ended September 30, 2009, 68 gross (13.28 net) conventional wells, two gross (0.84 net) recompletions, 36 gross (19.55 net) coal seam wells and one gross (0.85 net) coal seam recompletion were completed on the Underlying Properties. There were 33 gross (13.25 net) coal seam wells and 108 gross (11.69 net) conventional wells completed on the Underlying Properties during the nine months ended September 30, 2008.

Royalty income for the nine months ended September 30, 2009 is associated with actual gas and oil production during November 2008 through July 2009 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,
	2009	2008

Gas:
Total sales (Mcf)	25,986,144	25,133,676
Mcf per day	95,187	91,729
Average price (per Mcf)	$3.28	$8.72
Oil:
Total Sales (Bbls)	43,689	36,168
Bbls per day	160	132
Average price (per Bbl)	$45.34	$101.88

Gas and oil sales attributable to the Royalty for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,
	2009	2008

Gas sales (Mcf)	6,034,462	14,579,826
Oil sales (Bbls)	9,820	20,787

During the first nine months of 2009 gas and oil prices were lower than during the first nine months of 2008. Since the oil and gas sales attributable to the Royalty are based on an allocation formula that is dependant on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

Calculation of Royalty Income

Royalty Income received by the Trust for the three months and nine months ended September 30, 2009 and 2008, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009		2008	2009		2008

Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$26,539,822	(1)	$92,813,502	$85,149,264		$212,607,028	(2)
Oil proceeds	976,542		1,547,800	1,980,659		3,684,910

Total	27,516,364		94,361,302	87,129,923		216,291,938

Less production costs:
Severance tax — gas	2,381,417		8,391,694	7,685,851		19,856,326
Severance tax — oil	94,969		152,033	193,945		369,512
Other	—		—	1,020	(3)	—
Lease operating expense and property tax	7,970,231		8,224,170	25,266,377		24,566,288
Capital expenditures	7,425,894		7,537,721	28,305,963		19,859,376

Total	17,872,511		24,305,618	61,453,156		64,651,502

Net profits	9,643,853		70,055,684	25,676,767		151,640,436
Net overriding royalty interest	75%		75%	75%		75%

Royalty Income	$7,232,890		$52,541,763	$19,257,575		$113,730,327

(1)	In August 2009, gas proceeds included $540,069 resulting from granted audit exceptions.

(2)	In March 2008, gas proceeds were reduced by $6,562,104 as the amount BROG determined to be the Trust’s portion of BROG’s settlement of a legal matter with the Minerals Management Service and the Bureau of Indian Affairs.

(3)	Reflects the fee for BROG volume exchanges during the production month of April 2009.

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

Critical Accounting Policies

In accordance with the Commission’s rules and regulations and consistent with other royalty trusts, the financial statements of the Trust are prepared on the following basis:

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2009 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended September 30, 2009 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

On April 28, 2008, the Trust filed a suit against BROG relating to the Arbitration Award in its favor issued in November 2005, in the amount of $7,683,699. The litigation is styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The Trust alleges breach of contract and breach of the covenant of good faith and fair dealing and seeks a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain compliance audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated, and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August 2007, the appellate court reversed the judgment of the trial court and vacated the award as it related to the fifth issue and the unpaid balance of the award.

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

The appellate court also remanded the case to the District Court, where BROG pursued its claim for attorneys’ fees and costs in the amount of approximately $200,000. Following a trial on the merits of BROG’s claims conducted on June 3, 2009, the District Court ruled in favor of the Trust and ordered that BROG should take nothing in its claims against the Trust. BROG has filed a Notice of Appeal as regards that ruling.

Certain motions for summary judgment filed by BROG and the Trust are to be heard on January 5, 2010. The trial on the merits has been set for the week of May 24, 2011.

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

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated November 9, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated November 9, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: November 9, 2009

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated November 9, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated November 9, 2009, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.