Form 10-K
period 2009-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2010-03-01
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2009: $669,768,399.

At February 26, 2010, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

“Units of Beneficial Interest” and “Description of the Properties”, in registrant’s Annual Report to Unit Holders for the year ended December 31, 2009, are incorporated herein by reference for Item 5 (Market for Registrant’s Units, Related Unit Holder Matters and Issuer Purchases of Units) and Item 7 (Trustee’s Discussion and Analysis of Financial Condition and Results of Operation) of Part II of this Report.

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

The Royalty was carved out of and now burdens the Underlying Properties as more particularly described under Item 2. Properties herein.

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

The Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116 (toll-free telephone number (866) 809-4553, email address: sjt@bbvacompass.com), is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT. The tax information is generally posted by the Trustee at www.sjbrt.com.

The Trust received approximately $31.9 million, $144.6 million, and $113.8 million in Royalty Income from BROG in each of the fiscal years ended December 31, 2009, 2008 and 2007, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $30.2 million, $143.1 million, and $113.2 million to Unit Holders in each of the fiscal years ended December 31, 2009, 2008 and 2007, respectively. The Trust’s corpus was approximately $16.8 million, $17.9 million, and $19.9 million as of December 31, 2009, 2008 and 2007, respectively.

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

The Underlying Properties are primarily gas producing properties. Normally there is a greater demand for gas in the summer and winter months than during the rest of the year. Otherwise, the Royalty Income is not subject to seasonal factors nor in any manner related to or dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

Oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations. Also, climate change laws and regulations may, in the future, have an increasing impact on oil and natural gas production, gathering, marketing and transportation.

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

The Royalty conveyed to the Trust was carved out of Southland Royalty’s (now BROG’s) working interests and royalty interests in certain properties situated in the San Juan Basin in northwestern New Mexico. See Item 1. Business for information on the conveyance of the Royalty to the Trust. References below to “gross” wells and acres are to the interests of all persons owning interests therein, while references to “net” are to the interests of BROG (from which the Royalty was carved) in such wells and acres.

Unless otherwise indicated, the following information in this Item 2 is based upon data and information furnished to the Trustee by BROG.

Producing Acreage, Wells and Drilling

The Underlying Properties consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico and 3,967 gross (1,163 net) wells, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (5.50 net) are oil wells and the balance are gas wells. BROG reports that approximately 794 of the wells are multiple completion wells resulting in a total of 4,761 completions. The Trust has inquired of BROG whether the acreage is developed or undeveloped. BROG has informed the Trust that all of the subject acreage is held by production, and even though it has not been fully developed in every formation, BROG has classified all of such acreage as developed. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

Capital expenses of $33.6 million were included in calculating Royalty Income paid to the Trust in calendar year 2009, and included expenditures for the drilling and completion of 92 gross (17.18 net) conventional wells, 36 gross (19.55 net) coal seam wells, two gross (.84 net) conventional recompletions, and one gross (.85 net) coal seam recompletion. There were 11 gross (1.21 net) conventional wells in progress as of December 31, 2009. All of the wells were development wells. Approximately $25.5 million of capital expenditures covered 256 projects budgeted for 2009. Approximately $16.7 million of those costs were incurred in new drilling activity, which included 50 new wells operated by BROG and no new wells operated by third parties. The balance of the expenditures allocable to current projects was attributable to the workover of existing wells and the maintenance and improvement of production facilities.

The $33.6 million of capital expenses reported by BROG for 2009 also included approximately $8.1 million attributable to the capital budgets for prior years. This occurs because capital expenditures are deducted in calculating royalty income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

During 2008, in calculating Royalty Income, BROG deducted approximately $27.0 million of capital expenditures for projects, including drilling and completion of 118 gross (14.37 net) conventional wells and 40 gross (16.16 net) coal seam wells. There were 18 gross (5.51 net) conventional wells and four gross (1.48 net) coal seam wells in progress as of December 31, 2008. All of the wells were development wells.

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

BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2010 is estimated at $17.9 million. In addition, BROG estimates that during 2010 it will incur capital expenses in the amount of approximately $6.8 million attributable to the capital budgets for 2009 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2010 could range from $10 million to $45 million.

BROG anticipates 305 projects in 2010. Approximately $7.2 million of the $17.9 million budget is allocable to 43 new wells, including 41 wells scheduled to be dually completed in the Mesaverde and Dakota formations. BROG indicates that two of the new wells are projected to be drilled to Fruitland Coal or Pictured Cliffs formations. Approximately $3.8 million will be spent on workovers and facilities projects. Of the $6.8 million attributable to the budgets for prior years, approximately $4.4 million is allocable to new wells and the $2.4 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects. BROG mentioned that the possible implementation of new air quality rules and rules requiring the minimization of surface disturbances, implementation of closed-loop systems for the disposal of drilling fluids and cuttings, and the restricted use of open reserve pits could reduce the number of projects due to increased compliance costs.

In February 2002, BROG informed the Trust that the New Mexico Oil Conservation Division (the “OCD”) had approved plans for 80-acre infill drilling of the Dakota formation in the San Juan Basin. In July 2003, the OCD approved 160-acre spacing in the Fruitland Coal formation. Eighty-acre spacing has been permitted in the Mesaverde formation since 1997. In 2008, BROG participated in a study involving a total of 15 test wells completed to the Mesaverde and/or Dakota formations, with some of the test wells drilled on a 40-acre spacing basis. BROG also participated in a pilot project for the drilling of two horizontal wells to the Dakota formation, neither of which were drilled on acreage burdened by the Royalty. In 2009, BROG drilled and completed a horizontal well in the Fruitland Coal formation on acreage that is burdened by the Royalty. BROG indicates that it will continue its program of horizontal drilling in 2010 as improved technology makes these wells more efficient and anticipated increases in production outweigh the increased costs incurred in the drilling and completion of horizontal wells as compared to more traditional vertical wells.

Oil and Gas Production

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2009, were as follows:

	2009		2008		2007
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Production	9,823,255	15,961	19,529,046	28,221	20,116,806	35,129
Average Price	$3.48	$53.45	$8.28	$99.32	$6.11	$63.14

Production volumes and costs attributable to the Underlying Properties for the three years ended December 31, 2009, were as follows:

	2009	2008	2007

Production (Mcf)	35,067,662	34,527,043	36,961,349
Total Production Costs (including capital expenses)	$77,490,462	$86,919,736	$77,932,758
Average Production Costs per Unit of Production	$2.2097	$2.5174	$2.1085
Lease Operating Expenses	$32,166,198	$32,867,589	$27,947,790
Average Lifting Cost per Unit of Production	$.9173	$.9519	$.7561

Pricing Information

Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. Gas production from the Underlying Properties totaled 35,067,662 Mcf during 2009.

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

BROG has now entered into four new contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by the NMGC contract. The new purchasers are Chevron Natural Gas, a division of Chevron USA, Inc. (“Chevron”), Pacific Gas and Electric Company, BP Energy Company and Macquarie Cook Energy LLC. All four of the new contracts and the pre-existing NMGC contract provide for (i) the delivery of such gas at various delivery points through March 31, 2011 and from year-to-year thereafter, until terminated by either party on 12 months’ notice; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. Although the primary term of the Chevron contract continues until March 31, 2011, a portion of that contract was set to expire on March 31, 2010. BROG has notified the Trust that it has reached agreement with Chevron for the sale of that gas such that all gas produced from the Underlying Properties is now contracted for sale, on the terms described above, through March 31, 2011.

BROG contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts have been entered into with WFC to be effective for terms of 15 years commencing April 1, 2010. The new contracts will consolidate and replace 18 prior contracts with WFC. BROG indicates that the new contracts are anticipated to provide some modest reductions in fees and also improved services, including more rigorous line pressure controls and the right to install compression facilities as needed.

However, BROG reports that it has been unable to reach agreement with EFS on gathering and production contracts, and it has joined a group of 51 others in initiating an administrative proceeding before the New Mexico Public Utility Commission, complaining, inter alia, that EFS is insisting upon above-market rates and refusing to agree to essential pressure control services. Gas is currently being gathered and processed by EFS on a month-to-month basis. The Trustee will continue to monitor this matter as it may relate to the Trust.

Confidentiality agreements with gatherers and purchasers of gas produced from the Underlying Properties prohibit public disclosure of certain terms and conditions of gas sales contracts with those entities, including specific pricing terms and gas receipt points. Such disclosure could compromise the ability to compete effectively in the marketplace for the sale of gas produced from the Underlying Properties.

Oil and Gas Reserves

The following are definitions adopted by the SEC and the Financial Accounting Standards Board which are applicable to terms used within this Annual Report on Form 10-K:

“Estimated future net revenues” are computed by applying current prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements and allowed by federal regulation) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. See 22 CFR 210.4-10(c)(4)(A). “Estimated future net revenues” are sometimes referred to in this Annual Report on Form 10-K as “estimated future net cash flows.”

“Present value of estimated future net revenues” is computed using the estimated future net revenues (as defined above) and a discount rate of 10%.

“Proved oil and gas reserves” are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. See 17 CFR 210.4-10(a)(22).

“Proved reserves” are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. See 17 CFR 210.4-10(a)(2)(iii).

“Proved undeveloped reserves” or “PUDs” are undeveloped oil and gas reserves.

“Reasonable certainty” means (i) if deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered or (ii) if probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease. See 17 CFR 210.4-10(a)(24).

“Reserves” are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project. See 17 CFR 210.4-10(a)(26).

“Undeveloped oil and gas reserves” are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See 17 CFR 210.4-10(a)(31).

The independent petroleum engineers’ reports as to the proved oil and gas reserves as of December 31, 2006, 2007, 2008 and 2009, were prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”). CG&A, whose firm registration number is F-693, was founded in 1961 and is a worldwide leader in the evaluation of oil and gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 22 years of practice experience in petroleum engineering. He is a registered professional engineer in the State of Texas (License No. 71055). He graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2006, to December 31, 2009, (in thousands):

	Crude	Natural
	Oil	Gas
	(Bbls)	(Mcf)

Reserves as of December 31, 2006	400	220,461
Revisions of previous estimates	3	(15,263)
Extensions, discoveries and other additions	20	9,774
Production	(35)	(20,117)

Reserves as of December 31, 2007	388	194,855
Revisions of previous estimates	(117)	(26,004)
Extensions, discoveries and other additions	6	7,012
Production	(28)	(19,529)

Reserves as of December 31, 2008	249	156,334
Revisions of previous estimates	(30)	(17,386)
Extensions, discoveries and other additions	4	4,711
Production	(16)	(9,823)

Reserves as of December 31, 2009	207	133,836

Estimated quantities of proved oil and gas reserves as of December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007

Crude Oil (Bbls)	197	207	333
Natural Gas (Mcf)	127,771	139,770	171,165

A summary of estimated quantities by geographic area for proved oil and gas reserves and undeveloped oil and gas reserves as of December 31, 2009 were as follows (in thousands):

	Crude Oil	Natural Gas
Reserves Category	Reserves	Reserves
	(Bbls)	(Mcf)

Proved	207	133,836

Developed:
United States	197	127,771
Other Countries	0	0
Undeveloped:
United States	10	6,065
Other Countries	0	0

Total Proved	207	133,836

Based on information provided by BROG, there were 193 PUDs identified as of December 31, 2008, as compared to 139 as of December 31, 2009. Due to changes in applicable federal regulations, the current estimate no longer includes 59 PUDs identified but not drilled within five years from date of booking. The current estimate has also been adjusted to take into account the elimination of PUDs no longer deemed commercial due to declines in the market price of natural gas, as well as new PUDs identified during the year and those converted to proved developed, all in the ordinary course of business. See Item 2. Properties, above, for a discussion of historical and budgeted investment and progress to convert PUDs to proved developed.

Generally, the calculation of oil and gas reserves takes into account a comparison of the value of the oil or gas to the cost of producing those minerals, in an attempt to cause minerals in the ground to be included in reserve estimates only to the extent that the anticipated costs of production will be exceeded by the anticipated sales revenue. Accordingly, an increase in sales price and/or a decrease in production cost can itself result in an increase in estimated reserves and declining prices and/or increasing costs can result in reserves reported at less than the physical volumes actually thought to exist. The Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are estimated by applying annual average prices of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves, less estimated future expenditures (based on current costs) of developing and producing the proved reserves, and assuming continuation of existing economic conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year-end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future net cash flows relating to proved oil and gas reserves.

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

The 2009, 2008 and 2007 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves are as follows (in thousands):

	2009	2008	2007

Balance, January 1	$435,730	$750,758	$746,327
Revisions of prior-year estimates, change in prices and other	(178,977)	(264,176)	7,282
Extensions, discoveries and other additions	9,596	18,660	36,319
Accretion of discount	43,573	75,076	74,633
Royalty Income	(31,889)	(144,588)	(113,803)

Balance, December 31	$278,033	$435,730	$750,758

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

For 2009, $3.49 per Mcf of gas and $51.98 per Bbl of oil were used in determining future net revenue. As required under recent regulatory changes, these prices are based on a 12-month unweighted average of the first-day-of-the-month pricing of $3.87 per MMBtu of NYMEX natural gas and $61.18 per Bbl of West Texas Intermediate oil. The downward revision in reserve quantities for 2009 is due primarily to lower average gas prices during 2009 as compared to December 2008. But note that due to changes in applicable federal regulations as to the reporting of reserves, the formula for 2009 is based on average annual prices, while the formula employed in 2008 and prior years is based upon the December 31 spot price. Accordingly, in this transition year, the comparison of annual prices may be less meaningful.

The December 31, 2008 price of $4.99 per Mcf of gas and $37.76 per Bbl of oil were used in determining future net revenue. The downward revision in reserve quantities for 2008 was due primarily to lower gas prices in December 2008 as compared to December 2007, in addition to increased lease operating expenses and reduced gas and oil production.

The December 31, 2007 price of $7.14 per Mcf of gas and $87.22 per Bbl of oil were used in determining future net revenue.

The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2009, 2008 and 2007 (in thousands, except amounts per Unit):

	2009		2008		2007
	Estimated	Present	Estimated	Present	Estimated	Present
	Future	Value	Future	Value	Future	Value
	Net	at	Net	at	Net	at
	Revenue	10%	Revenue	10%	Revenue	10%

Total Proved	$462,467	$278,033	$737,736	$435,730	$1,329,974	$750,758
Proved Developed	$441,932	$268,469	$657,035	$398,870	$1,167,273	$670,144
Total Proved Per Unit	$9.92	$5.97	$15.83	$9.35	$28.53	$16.11

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

Section 45 Tax Credit

Sales of gas production from certain coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits under Section 29 (now Section 45K) of the Internal Revenue Code of 1986 (as amended, the “Code”) through 2002 but not thereafter. Accordingly, under present law, the Trust’s production and sale of gas from coal seam wells does not qualify for tax credit under Section 45K of the Code (the “Section 45 Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45 Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. For example, in February 2009, new energy tax legislation was enacted which, among other things, modified the Section 45 Tax Credit in several respects, but did not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders.

Passive Loss Rules

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. As a result of the Tax Reform Act of 1986, royalty income such as that derived through the Trust will generally be treated as portfolio income that may not be offset or reduced by passive losses.

Climate Change Regulation

The oil and natural gas industry is also subject to compliance with federal, state and local regulations and laws regarding the affects of climate change. These laws and regulations have impacted, and will in the future continue to impact, the production, gathering, marketing and transportation of oil and natural gas.

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

The appellate court also remanded the case to the District Court, where BROG pursued its claim for attorneys’ fees and costs in the amount of approximately $450,000. Following a trial on the merits of BROG’s claims conducted on June 3, 2009, the District Court ruled in favor of the Trust and ordered that BROG should take nothing in its claims against the Trust. BROG has filed a Notice of Appeal as regards that ruling.

Certain motions for summary judgment filed by BROG and the Trust in the New Mexico litigation were heard on January 5, 2010. The parties are awaiting the trial court’s ruling on these motions. The trial on the merits has been set for the week of May 24, 2011, and in the interim, a mediation of the issues has been set for April 8, 2010.

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

On March 14, 2008, and as more fully reported in the Trust’s Quarterly Report on Form 10-Q for the first quarter of 2008, BROG notified the Trust that the distribution for March 2008 would be reduced by $4,921,578. BROG described this amount as the Trust’s portion of what BROG had paid to settle claims for the underpayment of royalties in the case styled United States of America ex rel. Harrold E. (“Gene”) Wright v. AGIP Petroleum Co. et al., Civil Action No. 5:03CV264 (formerly 9:98-CV-30) (E.D. Tex.). The Trust’s compliance auditors have filed an audit exception to that reduction, and the Trust’s legal advisors continue to analyze this settlement as it may apply to the Trust.

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

No matters were submitted to a vote of Unit Holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The information under “Units of Beneficial Interest” in the Trust’s Annual Report to Unit Holders for the year ended December 31, 2009, is herein incorporated by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

	2009	2008	2007	2006	2005

Royalty Income	$31,888,681	$144,588,156	$113,803,339	$136,311,892	$153,858,264
Distributable income	30,173,056	143,081,245	113,221,235	135,867,325	151,560,081
Distributable income per Unit	.647367	3.069833	2.429184	2.915055	3.251747
Distributions per Unit	.647367	3.069833	2.429184	2.915055	3.251747
Total assets, December 31	22,185,213	25,377,265	28,923,416	26,481,276	43,054,656

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The “Description of the Properties” in the Trust’s Annual Report to Unit Holders for the year ended December 31, 2009, is herein incorporated by reference.

Gas and Oil Production

Total gas and oil production from the Underlying Properties for the five years ended December 31, 2009 were as follows:

	2009	2008	2007	2006	2005

Gas — Mcf	35,067,662	34,527,043	36,961,349	40,900,570	42,867,162
Mcf per Day	96,076	94,336	101,264	112,056	117,444
Oil-Bbls	58,603	50,323	65,755	74,438	69,558
Bbls per Day	161	137	180	204	191

Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Gas and oil sales attributable to the Royalty for the past five years are summarized in the following table:

	2009	2008	2007	2006	2005

Gas — Mcf	9,823,255	19,529,046	20,116,806	22,475,405	26,600,644
Average Price (per Mcf)	$3.48	$8.28	$6.11	$6.55	$6.27
Oil — Bbls	15,961	28,221	35,129	40,702	43,142
Average Price (per Bbl)	$53.45	$99.32	$63.14	$61.30	$49.62

Sales volumes attributable to the Royalty are determined by dividing the net profits received by the Trust and attributable to oil and gas, respectively, by the prices received for sales volumes from the Underlying Properties, taking into consideration production taxes attributable to the Underlying Properties. Since the oil and gas sales attributable to the Royalty are based on an allocation formula dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

The fluctuations in annual gas production that have occurred during these five years generally resulted from changes in the demand for gas during that time, marketing conditions, and increased capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Production from the

Underlying Properties is influenced by the line pressure of the gas gathering systems in the San Juan Basin. As noted above, oil and gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and gas prices and capital expenditures.

BROG previously entered into three contracts for the sale of all volumes of gas produced from the Underlying Properties to ChevronTexaco, Coral, and PNM, respectively. In March 2008, both ChevronTexaco and Coral notified BROG of their election to terminate their respective contracts effective March 31, 2009. Requests for proposal were circulated to potential purchasers of the packages of gas covered by the expiring contracts. Neither BROG nor PNM gave notice of termination with respect to the PNM contract and, by agreement of the parties, the term of that contract has been extended through at least March 31, 2011. On December 11, 2008, the New Mexico Public Regulatory Commission approved the sale of the gas utility assets of PNM to NMGC and, effective as of January 30, 2009, the PNM contract was assigned to and assumed by NMGC.

BROG has now entered into four new contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by the NMGC contract. The new purchasers are Chevron, Pacific Gas and Electric Company, BP Energy Company and Macquarie Cook Energy LLC. All four of the new contracts and the pre-existing NMGC contract provide for (i) the delivery of such gas at various delivery points through March 31, 2011 and from year-to-year thereafter, until terminated by either party on 12 months’ notice; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. Although the primary term of the Chevron contract continues until March 31, 2011, a portion of that contract was set to expire on March 31, 2010. BROG has notified the Trust that it has reached agreement with Chevron for the sale of that gas such that all gas produced from the Underlying Properties is now contracted for sale, on the terms described above, through March 31, 2011.

BROG contracts with WFC and EFS for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts have been entered into with WFC to be effective for terms of 15 years commencing April 1, 2010. The new contracts will consolidate and replace 18 prior contracts with WFC. BROG indicates that the new contracts are anticipated to provide some modest reductions in fees and also improved services, including more rigorous line pressure controls and the right to install compression facilities as needed.

However, BROG reports that it has been unable to reach agreement with EFS on gathering and production contracts, and it has joined a group of 51 others in initiating an administrative proceeding before the New Mexico Public Utility Commission, complaining, inter alia, that EFS is insisting upon above-market rates and refusing to agree to essential pressure control services. Gas is currently being gathered and processed by EFS on a month-to-month basis. The Trustee will continue to monitor this matter as it may relate to the Trust.

Confidentiality agreements with gatherers and purchasers of gas produced from the Underlying Properties prohibit public disclosure of certain terms and conditions of gas sales contracts with those entities, including specific pricing terms and gas receipt points. Such disclosure could compromise the ability to compete effectively in the marketplace for the sale of gas produced from the Underlying Properties.

Royalty Income

Royalty Income consists of monthly Net Proceeds attributable to the Royalty. Royalty Income for the five years ended December 31, 2009 was determined as shown in the following table:

	2009	2008	2007		2006		2005

Gross Proceeds From
The Underlying Properties:
Gas	$117,091,623	$274,759,523	$225,276,909		$264,428,021		$267,895,460
Oil	2,917,081	4,944,422	4,114,534		4,561,342		3,451,115
Other	-0-	-0-	279,101	(1)	1,384,848	(2)	2,405,486	(3)

Total	$120,008,704	$279,703,945	$229,670,544		$270,374,211		$273,752,061

Less Production Costs:
Capital Expenditures	$33,596,883	$26,992,650	$27,354,003		$39,195,168		$19,127,698
Severance tax — Gas	10,526,019	25,500,279	21,213,310		25,652,907		26,717,315
Severance Tax — Oil	283,744	483,725	406,776		460,702		362,023
Other	1,020	-0-	-0-		42,968		273,766
Lease Operating Expenses and Property Taxes	33,082,796	33,943,082	28,958,669		23,273,276		22,126,907

Total	$77,490,462	$86,919,736	$77,932,758		$88,625,021		$68,607,709

Net Profits	$42,518,242	$192,784,209	$151,737,786		$181,749,190		$205,144,352
Net Overriding Royalty Interest	75%	75%	75%		75%		75%
Royalty Income	$31,888,681	$144,588,156	$113,803,339		$136,311,892		$153,858,264

(1)	Represents funds allocated to the Trust as part of the ongoing negotiation of joint interest audit exceptions.

(2)	Represents funds allocated to the Trust as part of the ongoing negotiation of joint interest audit exceptions, and a portion of the arbitration award issued November 11, 2005 in favor of the Trust, and interest thereon.

(3)	Represents funds allocated to the Trust as part of the ongoing negotiation of joint interest audit exceptions, interest received for resolved audit exceptions, and insurance proceeds for a business interruption claim.

Distributable Income

“Distributable Income” (as that term is used herein) consists of Royalty Income plus interest, less the general and administrative expenses of the Trust and any changes in cash reserves established by the Trustee.

For the year ended December 31, 2009, Distributable Income was $30,173,056, representing a 79% decrease from 2008. For the year ended December 31, 2008, Distributable Income was $143,081,245, representing a 26% increase from 2007. Distributable Income in 2007 was $113,221,235.

The Trust received Royalty Income of $31,888,681 and interest income of $303,206 in 2009. After deducting administrative expenses of $2,018,831, Distributable Income for 2009 was $30,173,056 ($0.647367 per Unit). In 2008, Royalty Income was $144,588,156, interest income was $388,454, and administrative expenses were $1,895,365, resulting in Distributable Income of $143,081,245 ($3.069833 per Unit). The decrease in Distributable Income from 2008 to 2009 was primarily attributable to lower natural gas pricing. BROG has informed the Trust that although reported volumes were higher in 2009 as compared to 2008, that was primarily due to unusually low volumes in February 2008 caused by unplanned downtime at a plant operated by a third party, as well as poor weather conditions. Interest earnings in 2009 were lower as compared to 2008, primarily due to the amount of additional interest paid to the Trust in 2008 as a result of the granting of certain audit exceptions. Administrative expenses were higher in 2009, as compared to 2008 primarily as a result of differences in timing in the receipt and payment of these expenses and also due to increased costs associated with the litigation described in Part I, Item 3.

In 2007, the Trust received Royalty Income of $113,803,339 and interest income of $1,401,849. After deducting administrative expenses of $1,983,953, Distributable Income for 2007 was $113,221,235 ($2.429184 per Unit). The increase in Distributable Income from 2007 to 2008 was primarily attributable to higher natural gas pricing.

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

Operating Expenses

Monthly operating expenses of the Underlying Properties, exclusive of property taxes, in 2009 averaged approximately $2,680,517, which is lower than the $2,738,966 average in 2008 primarily because demand-related increases in the cost of contract services and materials have been somewhat mitigated by the decline in natural gas sales prices. The average for 2007 was $2,328,983.

Settlements

As part of the September 4, 1996, settlement of the litigation filed by the Trustee on June 4, 1992 against BROG and Southland, the Trustee and BROG established a formal protocol pursuant to which joint interest auditors retained by the Trustee gained improved access to BROG’s books and records as applicable to the Underlying Properties. The audit process was initiated in 1996 and, since inception, has resulted in audit exceptions being granted by and payments or credits received from BROG totaling approximately $28 million.

Capital Expenditures

Capital expenses of $33.6 million were included in calculating Royalty Income paid to the Trust in calendar year 2009, and included expenditures for the drilling and completion of 92 gross (17.18 net) conventional wells, 36 gross (19.55 net) coal seam wells, two gross (.84 net) conventional recompletions, and one gross (.85 net) coal seam recompletion. There were 11 gross (1.21 net) conventional wells in progress as of December 31, 2009. All of the wells were development wells. Approximately $25.5 million of capital expenditures covered 256 projects budgeted for 2009. Approximately $16.7 million of those costs were incurred in new drilling activity, which included 50 new wells operated by BROG and no new wells operated by third parties. The balance of the expenditures allocable to current projects was attributable to the workover of existing wells and the maintenance and improvement of production facilities.

The $33.6 million of capital expenses reported by BROG for 2009 also included approximately $8.1 million attributable to the capital budgets for prior years. This occurs because capital expenditures are deducted in calculating royalty income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

Results of the 4th Quarters of 2009 and 2008

For the three months ended December 31, 2009, Distributable Income was $12,423,712 ($0.266553 per Unit), which was less than the $30,688,371 ($0.658424 per Unit ) of income distributed during the same period in 2008. The decrease in Distributable Income resulted primarily from lower natural gas prices.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2009 and 2008 were as follows:

	2009	2008

Underlying Properties
Gas-Mcf	9,081,518	9,393,367
Mcf per Day	98,712	102,102
Average Price (per Mcf)	$3.52	$6.62
Oil — Bbls	14,914	14,155
Bbls per Day	162	154
Average Price (per Bbl)	$62.79	$88.98
Attributable to the Royalty
Gas — Mcf	3,788,793	4,949,220
Oil — Bbls	6,141	7,434

The average price of gas and oil decreased in the fourth quarter of 2009 compared to the same period of 2008. The price per barrel of oil during the fourth quarter of 2009 was $26.11 lower than that received in the fourth quarter of 2008 due in part to the global economic contraction which has depressed energy demand and contributed to lower natural gas wellhead prices, including the posted index prices applicable to gas sold from the San Juan Basin. In addition, many experts attribute the decline in gas prices to record or near record inventories in storage and increased domestic production from the various shale formations. Gas production decreased in the fourth quarter of 2009 because new production brought on line in 2009 failed to completely offset the natural decline in production from existing wells.

Capital costs for the fourth quarter of 2009 totaled $5,290,920 compared to $7,133,274 during the same period of 2008. Lease operating expenses and property taxes for the fourth quarter of 2009 averaged $2,605,473 per month compared to $3,125,598 per month in the fourth quarter of 2008. Operating expenses were lower in the fourth quarter of 2009 than for the fourth quarter of 2008 primarily because demand-related increases in the cost of contract services has been somewhat mitigated by the decline in natural gas sales prices. Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2009 and 2008 were as follows:

	2009	2008

October	$.101011	$.291008
November	.054282	.210922
December	.111260	.156494

Quarter Total	$0.266553	$0.658424

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2009 and 2008

	2009	2008

ASSETS
Cash and Short-Term Investments	$5,341,482	$7,449,767
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net	16,843,731	17,927,498

TOTAL	$22,185,213	$25,377,265

LIABILITIES & TRUST CORPUS
Distribution Payable to Unit holders	$5,185,693	$7,293,978
Cash Reserves	155,789	155,789
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	16,843,731	17,927,498

TOTAL	$22,185,213	$25,377,265

Statements of Distributable Income

For each of the years ended December 31

	2009	2008	2007

Royalty Income	$31,888,681	$144,588,156	$113,803,339
Interest Income	303,206	388,454	1,401,849

	32,191,887	144,976,610	115,205,188
Expenditures — General and Administrative	2,018,831	1,895,365	1,983,953

Distributable Income	$30,173,056	$143,081,245	$113,221,235

Distributable Income per Unit (46,608,796 Units)	$0.647367	$3.069833	$2.429184

Statements of Changes in Trust Corpus

For each of the years ended December 31

	2009	2008	2007

Trust Corpus, Beginning of Period	$17,927,498	$19,880,888	$21,823,390
Amortization of Net Overriding Royalty Interest	(1,083,767)	(1,953,390)	(1,942,502)
Distributable Income	30,173,056	143,081,245	113,221,235
Distributions Declared	(30,173,056)	(143,081,245)	(113,221,235)

Trust Corpus, End of Period	$16,843,731	$17,927,498	$19,880,888

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

San Juan Basin Royalty Trust

Notes to Financial Statements

1.	Trust Organization and Provisions

The San Juan Basin Royalty Trust (“Trust”) was established as of November 1, 1980. Southland Royalty Company (“Southland”) conveyed to the Trust a 75% net overriding royalty interest (“Royalty”) carved out of Southland’s working interests and royalty interests (the “Underlying Properties”) in the properties located in the San Juan Basin in northwestern New Mexico. Through an acquisition completed March 24, 2006, Compass Bank succeeded TexasBank as “Trustee” (herein so called) of the Trust. On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and is now a wholly-owned subsidiary of BBVA.

On November 3, 1980, units of beneficial interest (“Units”) in the Trust were distributed to the Trustee for the benefit of Southland shareholders of record as of November 3, 1980, who received one Unit in the Trust for each share of Southland common stock held. The Units are traded on the New York Stock Exchange.

The terms of the Trust Indenture provide, among other things, that:

•	The Trust shall not engage in any business or commercial activity of any kind or acquire any assets other than those initially conveyed to the Trust;

•	The Trustee may sell up to one percent (1%) of the value (based on prior year engineering reports) of the Royalty in any 12 month period, but otherwise may not sell all or any part of the Royalty unless approved by holders of 75% of all Units outstanding. In either case, the sale must be for cash and the proceeds promptly distributed;

•	The Trustee may establish a cash reserve for the payment of any liability which is contingent or uncertain in amount;

•	The Trustee is authorized to borrow funds to pay liabilities of the Trust; and

•	The Trustee will make monthly cash distributions to Unit holders (see Note 2).

2.	Net Overriding Royalty Interest and Distribution to Unit Holders

The amounts to be distributed to Unit holders (“Monthly Distribution Amounts”) are determined on a monthly basis by the Trustee. The Monthly Distribution Amount is an amount equal to the sum of cash received by the Trustee during a calendar month attributable to the Royalty, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. If the Monthly Distribution Amount for any monthly period is a negative number, then the distribution will be zero for such month and such negative amount will be carried forward and deducted from future monthly distributions until the cumulative distribution calculation becomes a positive number, at which time a distribution will be made. Unit holders of record will be entitled to receive the calculated Monthly Distribution Amount for each month on or before 10 business days after the monthly record date, which is generally the last business day of each calendar month.

The cash received by the Trustee consists of the proceeds received by the owner of the Underlying Properties from the sale of production less the sum of applicable taxes, accrued production costs, development and drilling costs, operating charges and other costs and deductions, multiplied by 75%.

The initial carrying value of the Royalty ($133,275,528) represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2009 and 2008 aggregated $116,431,797 and $115,348,030, respectively.

San Juan Basin Royalty Trust

Notes to Financial Statements — (Continued)

3.	Basis of Accounting

The financial statements of the Trust are prepared on the following basis:

•	Royalty Income (as defined in the Glossary of Terms) recorded for a month is the amount computed and paid by the owner of the Underlying Properties, Burlington Resources Oil & Gas Company LP (“BROG”), the present owner of the Underlying Properties, to the Trustee for the Trust. Royalty Income consists of the proceeds received by BROG from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by BROG for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty Income paid to the Trust and the distribution to Unit holders for that month.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty Income for liabilities and contingencies.

•	Distributions to Unit holders are recorded when declared by the Trustee.

•	The conveyance which transferred the Royalty to the Trust provides that any excess of production costs applicable to the Underlying Properties over gross proceeds from such properties must be recovered from future net proceeds before Royalty Income is again paid to the Trust.

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

In preparing the financial statements, the Trust has evaluated, for potential disclosure, events or transactions subsequent to the end of the most recent annual period through the issuance date of these financial statements. No such transactions or events resulted in additional disclosure.

4.	Federal Income Taxes

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

San Juan Basin Royalty Trust

Notes to Financial Statements — (Continued)

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 3, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of December 31, 2009, the Trust’s tax years 2006 to 2009 remain subject to examination.

5.	Certain Contracts

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

BROG has now entered into four new contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by the NMGC contract. The new purchasers are Chevron Natural Gas, a division of Chevron USA, Inc. (“Chevron”), Pacific Gas and Electric Company, BP Energy Company and Macquarie Cook Energy LLC. All four of the new contracts and the pre-existing NMGC contract provide for (i) the delivery of such gas at various delivery points through March 31, 2011 and from year-to-year thereafter, until terminated by either party on 12 months’ notice; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. Although the primary term of the Chevron contract continues until March 31, 2011, a portion of that contract was set to expire on March 31, 2010. BROG has notified the Trust that it has reached agreement with Chevron for the sale of that gas such that all gas produced from the Underlying Properties is now contracted for sale, on the terms described above, through March 31, 2011.

BROG contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts have been entered into with WFC to be effective for terms of 15 years commencing April 1, 2010. The new contracts will consolidate and replace 18 prior contracts with WFC. BROG indicates that the new contracts are anticipated to provide some modest reductions in fees and also improved services, including more rigorous line pressure controls and the right to install compression facilities as needed.

However, BROG reports that it has been unable to reach agreement with EFS on gathering and production contracts, and it has joined a group of 51 others in initiating an administrative proceeding before the New Mexico Public Utility Commission, complaining, inter alia, that EFS is insisting upon above-market rates and refusing to agree to essential pressure control services. Gas is currently being gathered and processed by EFS on a month-to-month basis. The Trustee will continue to monitor this matter as it may relate to the Trust.

San Juan Basin Royalty Trust

Notes to Financial Statements — (Continued)

Confidentiality agreements with gatherers and purchasers of gas produced from the Underlying Properties prohibit public disclosure of certain terms and conditions of gas sales contracts with those entities, including specific pricing terms and gas receipt points. Such disclosure could compromise the ability to compete effectively in the marketplace for the sale of gas produced from the Underlying Properties.

6.	Significant Customers

Information as to significant purchasers of oil and gas production attributable to the Trust’s economic interests is included in Note 5 above and Item 2 of the Trust’s Annual Report on Form 10-K.

7.	Settlements and Litigation

During 2007, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, an aggregate of $1,489,209 was included in calculating net proceeds paid to the Trust, together with interest of $1,480,765 in settlement of certain of those audit issues.

In 2008, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, an aggregate of $2,497,044 was included in calculating net proceeds paid to the Trust, together with interest of $376,427 in settlement of certain of those audit issues.

In 2009, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, an aggregate of $2,482,978 was included in calculating net proceeds paid to the Trust, together with interest of $395,676 in settlement of certain of those audit issues.

In each instance, the settlements described above as having been paid to the Trust in 2007 through 2009 were received in the form of increased revenues, reduced overhead, interest on late payments, or other payments or allocations, many of which do not appear as separate line items in the tables included in the Trustee’s Discussion and Analysis.

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

The appellate court also remanded the case to the District Court, where BROG pursued its claim for attorneys’ fees and costs in the amount of approximately $450,000. Following a trial on the merits of BROG’s claims conducted on June 3, 2009, the District Court ruled in favor of the Trust and ordered that BROG should take nothing in its claims against the Trust. BROG has filed a Notice of Appeal as regards that ruling.

San Juan Basin Royalty Trust

Notes to Financial Statements — (Continued)

Certain motions for summary judgment filed by BROG and the Trust in the New Mexico litigation were heard on January 5, 2010. The parties are awaiting the trial court’s ruling on these motions. The trial on the merits has been set for the week of May 24, 2011, and in the interim, a mediation of the issues has been set for April 8, 2010.

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

On March 14, 2008, and as more fully reported in the Trust’s Quarterly Report on Form 10-Q for the first quarter of 2008, BROG notified the Trust that the distribution for March 2008 would be reduced by $4,921,578. BROG described this amount as the Trust’s portion of what BROG had paid to settle claims for the underpayment of royalties in the case styled United States of America ex rel. Harrold E. (“Gene”) Wright v. AGIP Petroleum Co. et al., Civil Action No. 5:03CV264 (formerly 9:98-CV-30) (E.D. Tex.). The Trust’s compliance auditors have filed an audit exception to that reduction, and the Trust’s legal advisors continue to analyze this settlement as it may apply to the Trust.

8.	Proved Oil and Gas Reserves (Unaudited)

Proved oil and gas reserve information is included in Item 2 of the Trust’s Annual Report on Form 10-K.

San Juan Basin Royalty Trust

Notes to Financial Statements — (Continued)

9.  Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2009 (in thousands, except per unit amounts):

			Distributable
			Income and
	Royalty	Distributable	Distribution
2009	Income	Income	per Unit

First Quarter	$9,551	$8,969	$.192440
Second Quarter	2,474	1,788	.038367
Third Quarter	7,233	6,992	.150007
Fourth Quarter	12,631	12,424	.266553

Total	$31,889	$30,173	$0.647367

			Distributable
			Income and
	Royalty	Distributable	Distribution
2008	Income	Income	per Unit

First Quarter	$25,576	$25,131	$.539184
Second Quarter	35,612	35,039	.751770
Third Quarter	52,542	52,223	1.120455
Fourth Quarter	30,858	30,688	.658424

Total	$144,588	$143,081	$3.069833

Report of Independent Registered Public Accounting Firm

Compass Bank, Trustee
San Juan Basin Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2009 and 2008, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the financial statements, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2009 and 2008, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009, on the basis of accounting described in Note 3 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas
March 1, 2010

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2009 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended December 31, 2009 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

As of December 31, 2009, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.

Report of Independent Registered Public
Accounting Firm on Internal Control Over Financial Reporting

We have audited San Juan Basin Royalty Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Compass Bank (the “Trustee”) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Trustee’s Report On Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2009 and 2008 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009 of the Trust and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas
March 1, 2010

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed by the Trust in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2009, has previously been reported on a Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans. During the past three years the Trustee received total remuneration as follows:

Name of Individual		Capacities in	Cash
or Entity	Year	Which Served	Compensation(1)

Compass Bank	2009	Trustee	$258,477
Compass Bank	2008	Trustee	$319,733
Compass Bank	2007	Trustee	$304,668

(1)	Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. As of January 1, 2003, the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

(a) Security Ownership of Certain Beneficial Owners.  The following table sets forth as of February 19, 2010 information with respect to the only Unit Holder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

	Number of Units	Percent of
Name and Address of Beneficial Owner	Beneficially Owned	Class

First Eagle Investment Management, LLC 1345 Avenue of the Americas New York, NY 10105(1)	4,643,894	9.96%

(1) This information was provided to the SEC and to the Trustee in a Schedule 13G/A filed with the SEC on February 10, 2010, on behalf of First Eagle Investment Management, LLC.

(b) Security Ownership of Trustee.  As of February 19, 2010, Compass Bank beneficially owned 12,783 Units, or less than one percent of the Units. Compass Bank has sole voting power over 12,783 of these Units and has the sole power to dispose of 12,355 of these Units and shared power to dispose of 428 of these Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust has no directors or executive officers and is not empowered to carry on any business activity. Accordingly, there are no relationships or related transactions to which the Trust was a party that are required to be disclosed. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2009 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2009 and 2008 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2009	2008

Audit Fees	$83,595	$75,650
Audit-Related Fees	-0-	-0-
Tax Fees	4,705	3,950
All Other Fees	-0-	-0-

Total	$88,300	$79,600

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

Financial Statements

Included in Part II of this Annual Report on Form 10-K:

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

Exhibits

Exhibit
Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and the Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2009.**
13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2009, is incorporated herein by reference.*
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 1, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated March 1, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank on behalf of Compass Bank, the Trustee of the Trust.***
99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated February 22, 2010.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: March 1, 2010

(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit
Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2009.**
13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2009, is incorporated herein by reference.*
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 1, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated March 1, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***
99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated February 22, 2010.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.