Form 10-Q
period 2010-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2010-05-10
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Number of Units of beneficial interest outstanding at May 10, 2010: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the Trustee of the Trust, believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2010 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2010 and 2009. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Cash and short-term investments	$8,555,869	$5,341,482
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $116,952,038 and $116,431,797 at March 31, 2010 and December 31, 2009, respectively)	16,323,490	16,843,731

	$24,879,359	$22,185,213

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$8,400,080	$5,185,693
Cash reserves	155,789	155,789
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	16,323,490	16,843,731

	$24,879,359	$22,185,213

The accompanying notes to condensed financial statements are an integral part of these statements.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Royalty income	$22,002,516	$9,550,576
Interest income	208,313	2,605

Total Revenue	22,210,829	9,553,181
General and administrative expenditures	(681,511)	(583,745)

Distributable income	$21,529,318	$8,969,436

Distributable income per Unit (46,608,796 Units)	$0.461915	$0.192440

The accompanying notes to condensed financial statements are an integral part of these statements.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Trust corpus, beginning of period	$16,843,731	$17,927,498
Amortization of net overriding royalty interest	(520,241)	(246,509)
Distributable income	21,529,318	8,969,436
Distributions declared	(21,529,318)	(8,969,436)

Total corpus, end of period	$16,323,490	$17,680,989

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

In preparing the condensed interim financial statements, the Trust has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the issuance date of these condensed interim financial statements. No such transactions or events resulted in additional recognition or disclosure.

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

Sales of gas production from certain coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits under Section 29 (now Section 45K) of the Internal Revenue Code of 1986 (as amended, the “Code”) through 2002 but not thereafter. Accordingly, under present law, the Trust’s production and sale of gas from coal seam wells does not qualify for tax credit under Section 45K of the Code (the “Section 45 Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45 Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. For example, in February 2009, new energy tax legislation was enacted which, among other things, modified the Section 45 Tax Credit in several respects, but did not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders. Each Unit Holder should consult his or her own tax advisor regarding tax compliance matters related to such Unit Holder’s interest in the Trust.

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

On April 29, 2010, the Trust entered into a Settlement Agreement and Release of Claims intended to dispose of its claims against BROG relating to the Arbitration Award in its favor issued in November 2005. In litigation styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District, the Trust alleged breach of contract and breach of the covenant of good faith and fair dealing and sought a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain compliance audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August 2007, the appellate court reversed the judgment of the trial court and vacated the award as it related to the unpaid balance.

With respect to that fifth issue, which was the subject of the appeal, the Trust had asked for damages based on either of two alternative claims. The appellate court ruled that the alternative claim selected by the arbitrator in awarding the Trust approximately $5,000,000 was not technically included within the scope of what the parties intended to submit to arbitration. The appellate court did not rule on whether or not the arbitrator properly decided the fifth issue in favor of the Trust. The litigation filed in New Mexico sought recovery on the claim which had been resolved in favor of the Trust by the arbitrator.

The appellate court also remanded the case to the District Court, where BROG pursued its claim for attorneys’ fees and costs in the amount of approximately $500,000. Following a trial on the merits of BROG’s claims conducted on June 3, 2009, the District Court ruled in favor of the Trust and ordered that BROG should take nothing in its claims against the Trust. BROG filed a Notice of Appeal as regards that ruling.

Following mediation conducted on April 8 and 23, 2010, BROG and the Trust entered into a settlement whereby BROG is to pay the Trust $2,600,000 and release its claims for attorneys’ fees. Both the Trust’s suit pending in New Mexico and BROG’s Texas litigation are to be dismissed. The settlement payment due from BROG is expected in May 2010.

During the first quarters of 2009 and 2010, respectively, $180,750 and $205,085 were included in calculating net proceeds paid to the Trust as a result of the ongoing compliance audit process.

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

Business Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980 between Southland Royalty Company (“Southland Royalty”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “First Restated Indenture”) and, effective as of December 12, 2007 the First Restated Indenture was amended and restated (the First Restated Indenture, as amended and restated, the “Indenture”). The Trustee of the Trust is Compass Bank.

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

Three Months Ended March 31, 2010 and 2009

The Trust received Royalty income of $22,002,516 and interest income of $208,313 during the first quarter of 2010. There was no change in cash reserves. After deducting administrative expenses of $681,511, distributable income for the quarter was $21,529,318 ($0.461915 per Unit). In the first quarter of 2009, Royalty income was $9,550,576, interest income was $2,605, administrative expenses were $583,745 and distributable income was $8,969,436 ($0.192440 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2010 were as follows:

January	$.138004
February	.143686
March	.180225

Quarter Total	$.461915

The Royalty income distributed in the first quarter of 2010 was higher than that distributed in the first quarter of 2009, primarily due to an increase in the average gas price from $4.04 per Mcf for the first quarter of 2009 to $5.16 per Mcf for the first quarter of 2010. Interest income was higher for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009, due to additional interest BROG paid to the Trust in January 2010 as a result of the granting of certain audit exceptions. Administrative expenses were higher in 2010 primarily as a result of differences in timing in the receipt and payment of these expenses and also due to increased costs associated with the litigation described in Part II, Item I below.

The capital costs attributable to the Underlying Properties for the first quarter of 2010 and deducted by BROG in calculating Royalty income were approximately $3.4 million. BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2010 is estimated at $17.9 million. In addition, BROG estimates that during 2010 it will incur capital expenses in the amount of approximately $6.8 million attributable to the capital budgets for 2009 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2010 could range from $10 million to $45 million.

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

BROG has informed the Trust that lease operating expenses and property taxes were $7,799,804 and $213,289, respectively, for the first quarter of 2010, as compared to $8,992,827 and $276,732, respectively, for the first quarter of 2009. BROG reports that lease operating expenses were lower in the first quarter of 2010 compared to the first quarter of 2009 primarily due to weather conditions that restricted access to the well sites for maintenance and repairs. Many joint operating agreements call for the increase or decrease in rates charged for the drilling and operation of wells based upon an overhead adjustment factor published annually by the Council for Petroleum Accountants Societies. That factor was set at +1.9% effective as of April 1, 2010.

BROG has reported to the Trustee that during the first quarter of 2010, 15 gross (3.93 net) conventional wells were completed on the Underlying Properties. Ten gross (0.82 net) conventional wells were in progress at March 31, 2010.

There were 11 gross (5.18 net) coal seam wells and 27 gross (3.77 net) conventional wells completed on the Underlying Properties as of March 31, 2009. Seven gross (3.48 net) coal seam wells and 20 gross (2.58 net) conventional wells were in progress at March 31, 2009.

There were 3,967 gross (1,163 net) producing wells being operated subject to the Royalty as of December 31, 2009, calculated on a well bore basis and not including multiple completions as separate wells.

“Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.

Royalty income for the quarter ended March 31, 2010 is associated with actual gas and oil production during November 2009 through January 2010 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009

Gas:
Total sales (Mcf)	8,528,870	8,558,550
Mcf per day	92,705	93,028
Average price (per Mcf)	$5.16	$4.04
Oil:
Total sales (Bbls)	13,160	10,982
Bbls per day	143	119
Average price (per Bbl)	$67.66	$40.50

During the first quarter of 2010, average gas prices were $1.12 per Mcf higher than the average prices reported during the first quarter of 2009. The average price per barrel of oil during the first quarter of 2010 was $27.16 per barrel higher than that received for the first quarter of 2009.

BROG entered into four contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by a pre-existing contract with New Mexico Gas Company, Inc. (“NMGC”). The current purchasers are Chevron Natural Gas, a division of Chevron USA, Inc. (“Chevron”), Pacific Gas and Electric Company (“PG&E”), BP Energy Company, Macquarie Cook Energy LLC, and NMGC. All five of such contracts provide for (i) the delivery of such gas at various delivery points through March 31, 2011 and from year-to-year thereafter, until terminated by either party on 12 months’ notice; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico.

In March 2010, notice of termination of each of the Chevron, BP Energy Company and Macquarie Cook Energy LLC contracts was given such that they will terminate effective March 31, 2011. Requests for proposal will be circulated to potential purchasers of those packages of gas covered by the expiring contracts with a view toward obtaining new contracts to be effective April 1, 2011. Neither BROG, PG&E, nor NMGC gave notice of termination of their contracts such that the terms of those two contracts have been automatically extended through at least March 31, 2012.

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

Calculation of Royalty Income

Royalty income received by the Trust for the three months ended March 31, 2010 and 2009, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended
	March 31,
	2010	2009

Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$43,985,932	$34,594,861
Oil proceeds	890,469	444,735

Total	44,876,401	35,039,596
Less production costs:
Severance tax — Gas	4,015,446	3,126,253
Severance tax — Oil	82,151	42,796
Lease operating expense and property tax	8,013,093	9,269,559
Capital expenditures	3,429,023	9,866,887

Total	15,539,713	22,305,495

Net profits	29,336,688	12,734,101
Net overriding royalty interest	75%	75%

Royalty Income	$22,002,516	$9,550,576

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

In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic reports, the Trust employs independent public accountants, compliance auditors, marketing consultants, attorneys and petroleum engineers. These outside professionals advise the Trustee in its review and compilation of this information for inclusion in this Form 10-Q and the other periodic reports provided by the Trust to the Commission.

The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2010 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended March 31, 2010 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

On April 29, 2010, the Trust entered into a Settlement Agreement and Release of Claims intended to dispose of its claims against BROG relating to the Arbitration Award in its favor issued in November 2005. In litigation styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District, the Trust alleged breach of contract and breach of the covenant of good faith and fair dealing and sought a judgment for damages in the amount of $5,025,000, plus interest and punitive damages. The purpose of the arbitration was to resolve certain compliance audit issues. The arbitrator ruled in favor of the Trust on all five of the issues submitted to arbitration. BROG filed suit in Harris County, Texas alleging that the award should be modified or vacated and seeking to recover its attorneys’ fees. The trial court denied BROG’s motion to vacate, granted the Trust’s application to confirm and rendered a final judgment in favor of the Trust. BROG paid the award as it related to four of the five issues and appealed the award as to the fifth. In August 2007, the appellate court reversed the judgment of the trial court and vacated the award as it related to the unpaid balance.

With respect to that fifth issue, which was the subject of the appeal, the Trust had asked for damages based on either of two alternative claims. The appellate court ruled that the alternative claim selected by the arbitrator in awarding the Trust approximately $5,000,000 was not technically included within the scope of what the parties intended to submit to arbitration. The appellate court did not rule on whether or not the arbitrator properly decided the fifth issue in favor of the Trust. The litigation filed in New Mexico sought recovery on the claim which had been resolved in favor of the Trust by the arbitrator.

The appellate court also remanded the case to the District Court, where BROG pursued its claim for attorneys’ fees and costs in the amount of approximately $500,000. Following a trial on the merits of BROG’s claims conducted on June 3, 2009, the District Court ruled in favor of the Trust and ordered that BROG should take nothing in its claims against the Trust. BROG filed a Notice of Appeal as regards that ruling.

Following mediation conducted on April 8 and 23, 2010, BROG and the Trust entered into a settlement whereby BROG is to pay the Trust $2,600,000 and release its claims for attorneys’ fees. Both the Trust’s suit pending in New Mexico and BROG’s Texas litigation are to be dismissed. The settlement payment due from BROG is expected in May 2010.

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated May 10, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated May 10, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: May 10, 2010

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated May 10, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated May 10, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.