Form 10-Q
period 2010-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2010-08-06
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Number of Units of beneficial interest outstanding at August 6, 2010: 46,608,796

FINANCIAL INFORMATION
Item 1. Financial Statements.
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Six Months Ended June 30, 2010 and 2009
Calculation of Royalty Income
Contractual Obligations
Effects of Securities Regulation
Critical Accounting Policies
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II OTHER INFORMATION
Item 1. Legal Proceedings.
Item 6. Exhibits.
EX-31
EX-32

SAN JUAN BASIN ROYALTY TRUST

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2010 and the distributable income and changes in trust corpus for the three-month periods and six-month periods ended June 30, 2010 and 2009. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Cash and short-term investments	$5,534,717	$5,341,482
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $117,473,547 and $116,431,797 at June 30, 2010 and December 31, 2009, respectively)	15,801,981	16,843,731

	$21,336,698	$22,185,213

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$5,378,928	$5,185,693
Cash reserves	155,789	155,789
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	15,801,981	16,843,731

	$21,336,698	$22,185,213

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010		2009

Royalty income	$22,450,139	$2,474,109	$44,452,655		$12,024,685
Interest income	4,776	806	213,089	(1)	3,411

Total Revenue	22,454,915	2,474,915	44,665,744		12,028,096
General and administrative expenditures	774,334	686,688	1,455,845		1,270,433

Distributable income	$21,680,581	$1,788,227	$43,209,899		$10,757,663

Distributable income per Unit (46,608,796 Units)	$0.465161	$0.038367	$0.927076		$0.230807

(1)	Includes $205,085 in interest due on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Trust corpus, beginning of period	$16,323,490	$17,680,989	$16,843,731	$17,927,498
Amortization of net overriding royalty interest	(521,509)	(108,855)	(1,041,750)	(355,364)
Distributable income	21,680,581	1,788,227	43,209,899	10,757,663
Distributions declared	(21,680,581)	(1,788,227)	(43,209,899)	(10,757,663)

Trust corpus, end of period	$15,801,981	$17,572,134	$15,801,981	$17,572,134

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

Following mediation conducted on April 8 and 23, 2010, BROG and the Trust entered into a settlement whereby BROG agreed to pay the Trust $2,600,000 and release its claims for attorneys’ fees. Both the Trust’s suit pending in New Mexico and BROG’s Texas litigation were dismissed. The settlement payment due from BROG was paid to the Trust in May 2010.

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

Three Months Ended June 30, 2010 and 2009

The Trust received Royalty income of $22,450,139 and interest income of $4,776 during the second quarter of 2010. There was no change in cash reserves. After deducting administrative expenses of $774,334, distributable income for the quarter was $21,680,581 ($0.465161 per Unit). In the second quarter of 2009, Royalty income was $2,474,109, interest income was $806, administrative expenses were $686,688 and distributable income was $1,788,227 ($0.038367 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2010 were as follows:

April	$.147202
May	.202553
June	.115406

Quarter Total	$.465161

The Royalty income distributed in the second quarter of 2010 was higher than that distributed in the second quarter of 2009, primarily due to an increase in the average gas price from $2.82 per Mcf for the second quarter of 2009 to $5.12 per Mcf for the second quarter of 2010 but also as a result of material reductions in capital expenditures and the receipt of $2,600,000 in settlement of the legal proceedings described in Part II, Item 1. Interest income was higher for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009, primarily due to additional funds available for investment. Administrative expenses were higher in 2010 primarily as a result of differences in timing in the receipt and payment of these expenses and also due to increased costs associated with the litigation described below.

The capital costs attributable to the Underlying Properties for the second quarter of 2010 and deducted by BROG in calculating Royalty income were approximately $2.2 million as compared to approximately $11 million of capital costs in the second quarter of 2009. BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2010 is estimated at $17.9 million. In addition, BROG estimates that during 2010 it will incur capital expenses in the amount of approximately $6.8 million attributable to the capital budgets for 2009 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2010 could range from $10 million to $45 million.

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

BROG has informed the Trust that lease operating expenses and property taxes were $7,842,642 and $270,213 respectively, for the second quarter of 2010, as compared to $7,813,298 and $213,289, respectively, for the second quarter of 2009. Many joint operating agreements call for the increase or decrease in rates charged for the drilling and operation of wells based upon an overhead adjustment factor published annually by the Council for Petroleum Accountants Societies. That factor was set at +1.9% effective as of April 1, 2010.

BROG has reported to the Trustee that during the second quarter of 2010, nine gross (1.50 net) conventional wells were completed on the Underlying Properties. Nineteen gross (2.22 net) conventional wells were in progress at June, 30, 2010.

There were eight gross (5.71 net) coal seam wells and 19 gross (4.93 net) conventional wells completed on the Underlying Properties as of June 30, 2009. Eight gross (4.03 net) coal seam wells and 20 gross (4.83 net) conventional wells were in progress at June 30, 2009.

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

Royalty income for the quarter ended June 30, 2010 is associated with actual gas and oil production during February 2010 through April 2010 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended
	June 30,
	2010	2009

Gas:
Total sales (Mcf)	7,710,876	8,511,072
Mcf per day	86,639	95,630
Average price (per Mcf)	$5.12	$2.82
Oil:
Total sales (Bbls)	14,701	15,293
Bbls per day	165	172
Average price (per Bbl)	$71.54	$36.58

During the second quarter of 2010, average gas prices were $2.30 per Mcf higher than the average prices reported during the second quarter of 2009. The average price per barrel of oil during the second quarter of 2010 was $34.96 per barrel higher than that received for the second quarter of 2009.

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

In March 2010 notice of termination of each of the Chevron, BP Energy Company and Macquarie Cook Energy LLC contracts was given such that they will terminate effective March 31, 2011. Requests for proposal will be circulated to potential purchasers of those packages of gas covered by the expiring contracts with a view toward obtaining new contracts to be effective April 1, 2011. Neither BROG, PG&E, nor NMGC gave notice of termination of their contracts such that the terms of those two contracts have been automatically extended through at least March 31, 2012.

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

Six Months Ended June 30, 2010 and 2009

For the six months ended June 30, 2010, the Trust received Royalty income of $44,452,655 and interest income of $213,089. There was no change in cash reserves. After deducting administrative expenses of $1,455,845, distributable income was $43,209,899 ($0.927076 per Unit) for the six months ended June 30, 2010. For the six months ended June 30, 2009, the Trust received Royalty income of $12,024,685 and interest income of $3,411. There was no change in cash reserves. After deducting administrative expenses of $1,270,433, distributable income was $10,757,663 ($0.230807 per Unit) for the six months ended June 30, 2009.

The increase in distributable income from 2009 to 2010 resulted primarily from higher gas prices and lower capital expenditures during the first half of 2010 and the receipt of $2,600,000 in settlement of the legal proceedings described in Part II, Item 1. Interest earnings for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009 were higher primarily due the receipt of $205,085 in interest due on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues and to an increase in funds available for investment. General and administrative expenses were higher for the six months ended June 30, 2010, as compared to the same period in 2009 primarily as a result of differences in timing in the receipt and payment of the expenses and also to increased costs associated with the litigation described below.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 2010 amounted to approximately $5.7 million. Capital expenditures were approximately $20.9 million for the first six months of 2009. Lease operating expenses and property taxes totaled $15,642,446 and $483,502, respectively, for the first six months of 2010, as compared to $16,806,125 and $490,021, respectively, for the first six months of 2009.

BROG has reported to the Trustee that during the six months ended June 30, 2010, 24 gross (5.43 net) conventional wells were completed on the Underlying Properties. There were 20 gross (11.32 net) coal seam wells and 46 gross (8.70 net) conventional wells completed on the Underlying Properties in the six months ending June 30, 2009.

Royalty income for the six months ended June 30, 2010 is associated with actual gas and oil production during November 2009 through April 2010 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,
	2010	2009

Gas:
Total sales (Mcf)	16,239,746	17,069,622
Mcf per day	89,722	94,307
Average price (per Mcf)	$5.14	$3.43
Oil:
Total Sales (Bbls)	27,861	26,275
Bbls per day	154	145
Average price (per Bbl)	$69.71	$38.22

Calculation of Royalty Income

Royalty income received by the Trust for the three months and six months ended June 30, 2010 and 2009, respectively, was computed as shown in the following table:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009

Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$42,960,392	$24,014,580		$86,946,324	$58,609,441
Oil proceeds	1,051,752	559,382		1,942,221	1,004,117

Total	44,012,144	24,573,962		88,888,545	59,613,558
Less production costs:
Severance tax — gas	3,634,956	2,178,181		7,650,402	5,304,435
Severance tax — oil	97,737	56,179		179,888	98,975
Other		1,020	(1)		1,020	(1)
Lease operating expense and property tax	8,112,855	8,026,587		16,125,948	17,296,146
Capital expenditures	2,233,077	11,013,183		5,662,100	20,880,069

Total	14,078,625	21,275,150		29,618,338	43,580,645

Net profits	29,933,519	3,298,812		59,270,207	16,032,913
Net overriding royalty interest	75%	75%		75%	75%

Royalty income	$22,450,139	$2,474,109		$44,452,655	$12,024,685

(1)	Reflects the fee for BROG volume exchanges during the production month of April 2009.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2010 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended June 30, 2010 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

Following mediation conducted on April 8 and 23, 2010, BROG and the Trust entered into a settlement whereby BROG was to pay the Trust $2,600,000 and release its claims for attorneys’ fees. Both the Trust’s suit pending in New Mexico and BROG’s Texas litigation were dismissed. The settlement payment due from BROG was paid to the Trust in May 2010.

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated August 6, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated August 6, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: August 6, 2010

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated August 6, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated August 6, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.