Form 10-Q
period 2010-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2010-11-05
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

Number of Units of beneficial interest outstanding at November 5, 2010: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2010 and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2010 and 2009. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Cash and short-term investments	$7,880,992	$5,341,482
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $118,014,152 and $116,431,797 at September 30, 2010 and December 31, 2009, respectively)	15,261,376	16,843,731

	$23,142,368	$22,185,213

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$7,725,203	$5,185,693
Cash reserves	155,789	155,789
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	15,261,376	16,843,731

	$23,142,368	$22,185,213

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Royalty income	$19,033,188	$7,232,890	$63,485,843	$19,257,575
Interest income	3,646	194,481	216,735	197,892

Total revenue	19,036,834	7,427,371	63,702,578	19,455,467
General and administrative expenditures	198,836	435,690	1,654,681	1,706,123

Distributable income	$18,837,998	$6,991,681	$62,047,897	$17,749,344

Distributable income per Unit (46,608,796 Units)	$0.404173	$0.150007	$1.331249	$0.380814

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Trust corpus, beginning of period	$15,801,981	$17,572,134	$16,843,731	$17,927,498
Amortization of net overriding royalty interest	(540,605)	(293,925)	(1,582,355)	(649,289)
Distributable income	18,837,998	6,991,681	62,047,897	17,749,344
Distributions declared	(18,837,998)	(6,991,681)	(62,047,897)	(17,749,344)

Trust corpus, end of period	$15,261,376	$17,278,209	$15,261,376	$17,278,209

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

Following mediation conducted on April 8 and 23, 2010, BROG and the Trust entered into a settlement of previously reported litigation styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The dispute subject to the mediation arose out of an arbitrator’s award in 2005 in favor of the Trust. That award effectively resolved five compliance audit issues, but BROG argued in subsequent litigation that one of those issues was beyond the scope of the matters agreed to be submitted to arbitration. Pursuant to the settlement, the litigation was dismissed, BROG paid $2,600,000 to the Trust in May 2010, and released its claims for attorneys’ fees.

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

Three Months Ended September 30, 2010 and 2009

The Trust received Royalty income of $19,033,188 and interest income of $3,646 during the third quarter of 2010. There was no change in cash reserves. After deducting administrative expenses of $198,836, distributable income for the quarter was $18,837,998 ($0.404173 per Unit). In the third quarter of 2009, Royalty income was $7,232,890, interest income was $194,481, administrative expenses were $435,690 and distributable income was $6,991,681 ($0.150007 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2010 were as follows:

July	$.137865
August	.100562
September	.165746

Quarter Total	$.404173

The Royalty income distributed in the third quarter of 2010 was higher than that distributed in the third quarter of 2009, primarily due to an increase in the average gas price from $2.98 per Mcf for the third quarter of 2009 to $4.72 per Mcf for the third quarter of 2010, but also as a result of material reductions in capital expenditures. Interest income was lower for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009, primarily due to additional interest from granted audit exceptions received in August 2009. Administrative expenses were lower in 2010 primarily as a result of decreased costs associated with the settlement of litigation described in Part II, Item 1, below.

The capital costs attributable to the Underlying Properties for the third quarter of 2010 and deducted by BROG in calculating Royalty income were approximately $3.1 million as compared to approximately $7.4 million of capital costs in the third quarter of 2009. BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2010 is estimated at $17.9 million. In addition, BROG estimates that during 2010 it will incur capital expenses in the amount of approximately $6.8 million attributable to the capital budgets for 2009 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2010 could range from $10 million to $45 million.

BROG anticipates 305 projects in 2010. Approximately $7.2 million of the $17.9 million budget is allocable to 43 new wells, including 41 wells scheduled to be dually completed in the Mesaverde and Dakota formations. BROG indicates that two of the new wells are projected to be drilled to Fruitland Coal or Pictured Cliffs formations. Approximately $3.8 million will be spent on workovers and facilities projects. Of the $6.8 million attributable to the budgets for prior years, approximately $4.4 million is allocable to new wells and the $2.4 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects. BROG informed the Trustee that the possible implementation of new air quality rules and rules requiring the minimization of surface disturbances, implementation of closed-loop systems for the disposal of drilling fluids and cuttings, and the restricted use of open reserve pits could reduce the number of projects due to increased compliance costs.

BROG has informed the Trust that lease operating expenses and property taxes were $8,126,778 and $270,213, respectively, for the third quarter of 2010, as compared to $7,756,942 and $213,289, respectively, for the third quarter of 2009. Many joint operating agreements call for the increase or decrease in rates charged for the drilling and operation of wells based upon an overhead adjustment factor published annually by the Council for Petroleum Accountants Societies. That factor was set at +1.9% effective as of April 1, 2010.

BROG has reported to the Trustee that during the third quarter of 2010, 11 gross (0.83 net) conventional wells were completed on the Underlying Properties. Eight gross (0.27 net) conventional wells and one gross (0.88 net) coal seam well were in progress at September, 30, 2010.

There were 22 gross (4.58 net) conventional wells, two gross (0.84 net) recompletions, one gross (0.85 net) coal seam recompletion, and 16 gross (8.23 net) coal seam wells completed on the Underlying Properties as of September 30, 2009. Seven gross (2.20 net) conventional wells were in progress at September 30, 2009.

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

Royalty income for the quarter ended September 30, 2010 is associated with actual gas and oil production during May 2010 through July 2010 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended
	September 30,
	2010	2009

Gas:
Total sales (Mcf)	8,357,488	8,916,522
Mcf per day	90,842	96,919
Average price (per Mcf)	$4.72	$2.98
Oil:
Total sales (Bbls)	17,524	17,414
Bbls per day	190	189
Average price (per Bbl)	$63.48	$56.08

During the third quarter of 2010, average gas prices were $1.74 per Mcf higher than the average prices reported during the third quarter of 2009. The average price per barrel of oil during the third quarter of 2010 was $7.40 per barrel higher than that received for the third quarter of 2009.

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

However, BROG reports that it has been unable to reach agreement with EFS on gathering and processing contracts, and it has joined a group of 51 others in an administrative proceeding before the New Mexico Public Utility Commission, complaining, inter alia, that EFS is insisting upon above-market rates and refusing to agree to essential pressure control services. Gas is currently being gathered and processed by EFS on a month-to-month basis, but EFS has delivered notice to BROG terminating those contracts effective December 1, 2010. BROG indicates it has received alternative offers from EFS for the gathering and processing of the subject gas after that date, and that while BROG does not anticipate any major interruption in flow, it considers such alternative offers to be commercially and operationally inferior to the terminated agreements. BROG is presently evaluating its options, and the Trustee will continue to monitor this matter as it may relate to the Trust.

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

Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, the Trust received Royalty income of $63,485,843 and interest income of $216,735. After deducting administrative expenses of $1,654,681, distributable income was $62,047,897 ($1.331249 per Unit) for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, the Trust received Royalty income of $19,257,575 and interest income of $197,892. There was no change in cash reserves. After deducting administrative expenses of $1,706,123, distributable income was $17,749,344 ($0.380814 per Unit) for the nine months ended September 30, 2009.

The increase in distributable income from 2009 to 2010 resulted primarily from higher gas prices during the first nine months of 2010. Interest earnings were higher for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to an increase in funds available for investment. General and administrative expenses were lower for the nine months ended September 30, 2010, as compared to the same period in 2009, primarily as a result of decreased costs associated with the litigation between BROG and the Trust described in Part II, Item 1, below.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2010 amounted to approximately $8.7 million. Capital expenditures were approximately $28.3 million for the first nine months of 2009. Lease operating expenses and property taxes first nine months of 2010 totaled $23,769,224 and $753,714, respectively, as compared to $24,563,067 and 703,310, respectively, for 2009.

BROG has reported to the Trustee that during the nine months ended September 30, 2010, 35 gross (6.26 net) conventional wells were completed on the Underlying Properties. There were 68 gross (13.28 net) conventional wells, two gross (0.84 net) recompletions, 36 gross (19.55 net) coal seam wells and one gross (0.85 net) coal seam recompletion completed on the Underlying Properties during the nine months ended September 30, 2009.

Royalty income for the nine months ended September 30, 2010 is associated with actual gas and oil production during November 2009 through July 2010 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,
	2010	2009

Gas:
Total sales (Mcf)	24,597,234	25,986,144
Mcf per day	90,100	95,187
Average price (per Mcf)	$5.00	$3.28
Oil:
Total Sales (Bbls)	45,385	43,689
Bbls per day	166	160
Average price (per Bbl)	$67.31	$45.34

Calculation of Royalty Income

Royalty Income received by the Trust for the three and nine months ended September 30, 2010 and 2009, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009		2010		2009

Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$39,469,691	$26,539,822	(1)	$126,416,015	(2)	$85,149,264
Oil proceeds	1,112,462	976,542		3,054,682		1,980,659

Total	40,582,153	27,516,364		129,470,697		87,129,923
Less production costs:
Severance tax — gas	3,634,900	2,381,417		11,285,302		7,685,851
Severance tax — oil	111,545	94,969		291,433		193,945
Other	—	—		—		1,020	(3)
Lease operating expense and property tax	8,396,991	7,970,231		24,522,938		25,266,377
Capital expenditures	3,061,133	7,425,894		8,723,233		28,305,963

Total	15,204,569	17,872,511		44,822,906		61,453,156

Net profits	25,377,584	9,643,853		84,647,791		25,676,767
Net overriding royalty interest	75%	75%		75%		75%

Royalty Income	$19,033,188	$7,232,890		$63,485,843		$19,257,575

(1)	In August 2009, gas proceeds included $540,069 resulting from granted audit exceptions.

(2)	In May 2010, gas proceeds included $2,600,000 received in settlement of litigation described in Part II, Item 1.

(3)	Reflects the fee for BROG volume exchanges during the production month of April 2009.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2010 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended September 30, 2010 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

Following mediation conducted on April 8 and 23, 2010, BROG and the Trust entered into a settlement of previously reported litigation styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P., No. D1329-CV-08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The dispute subject to the mediation arose out of an arbitrator’s award in 2005 in favor of the Trust. That award effectively resolved five compliance audit issues, but BROG argued in subsequent litigation that one of those issues was beyond the scope of the matters agreed to be submitted to arbitration. Pursuant to the settlement, the litigation was dismissed, BROG paid $2,600,000 to the Trust in May 2010, and released its claims for attorneys’ fees.

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated November 5, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated November 5, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: November 5, 2010

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to the Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated November 5, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated November 5, 2010, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.