Form 10-K
period 2010-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2011-03-01
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2010: $1,137,394,153.

At February 27, 2011, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

“Units of Beneficial Interest” and “Description of the Properties”, in registrant’s Annual Report to Unit Holders for the year ended December 31, 2010, are incorporated herein by reference for Item 5 (Market for Registrant’s Units, Related Unit Holder Matters and Issuer Purchases of Units) and Item 7 (Trustee’s Discussion and Analysis of Financial Condition and Results of Operation) of Part II of this Report.

PART I

Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the San Juan Basin Royalty Trust (the “Trust”) with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect Burlington Resources Oil & Gas Company LP’s (“BROG”), the working interest owner’s, current view with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by Compass Bank, the “Trustee” (herein so called) of the Trust, and BROG and involve risks and uncertainties. These risks and uncertainties include volatility of oil and gas prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

ITEM 1.	BUSINESS

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “First Restated Indenture”) and, effective as of December 12, 2007, the First Restated Indenture was amended and restated (the First Restated Indenture, as amended and restated, the “Indenture”). The Trustee of the Trust is Compass Bank (as a result of the merger discussed below). The principal office of the Trust is located at 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116 (toll-free telephone number (866) 809-4553). The Trust maintains a website at www.sjbrt.com. The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the Securities and Exchange Commission (the “SEC”) through its website as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC.

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

The Trust received approximately $80 million, $31.9 million, and $144.6 million in Royalty Income from BROG in each of the fiscal years ended December 31, 2010, 2009, and 2008, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $78.4 million, $30.2 million, and $143.1 million to Unit Holders in each of the fiscal years ended December 31, 2010, 2009, and 2008, respectively. The Trust’s corpus was approximately $14.7 million, $16.8 million, and $17.9 million as of December 31, 2010, 2009, and 2008, respectively.

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

Cash being held by the Trustee as a reserve for liabilities or contingencies (which reserves may be established by the Trustee in its discretion) or pending distribution may be placed, in the Trustee’s discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, certificates of deposit of banks having capital, surplus and undivided profits in excess of $50,000,000, or money market funds that have been rated at least AAm by Standard & Poor’s and at least Aa by Moody’s, subject, in each case, to certain other qualifying conditions. Currently, such funds are placed in interest-bearing negotiable order of withdrawal accounts whose funds are either insured by the Federal Deposit Insurance Corporation or secured by other assets of BBVA Compass Bank.

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of gas and, to a lesser extent, oil. Oil and gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust and BROG. Factors that contribute to price fluctuation include, among others:

•	political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of foreign oil and gas, including liquefied natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation and climate change measures.

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

Production and development costs attributable to the Underlying Properties are deducted in the calculation of net proceeds. Accordingly, higher production and development costs, without concurrent increases in revenues, decrease the share of net proceeds paid to the Trust as Royalty Income.

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

Producing Acreage, Wells and Drilling

The Underlying Properties consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico and 4,016 gross (1,173 net) wells, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (5.50 net) are oil wells and the balance are gas wells. BROG reports that approximately 806 gross (317.39 net) of the wells are multiple completion wells resulting in a total of 4,822 gross (1,490.39 net) completions. The Trust has inquired of BROG whether the acreage is developed or undeveloped. BROG has informed the Trust that all of the subject acreage is held by production, and even though it has not been fully developed in every formation, BROG has classified all of such acreage as developed. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland Royalty began development of coal seam reserves in the Fruitland Coal formation.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

Capital expenses of $13.1 million were included in calculating Royalty Income paid to the Trust in calendar year 2010, and included expenditures for the drilling and completion of 61 gross (8.63 net) conventional wells and six gross (1.65 net) coal seam wells. There were eight gross (0.32 net) conventional wells and two gross (0.07 net) coal seam wells in progress as of December 31, 2010. All of the wells were development wells.

Approximately $7.8 million of capital expenditures covered 264 projects budgeted for 2010. Approximately $10.3 million of those costs were incurred in new drilling activity, which included 40 new wells commenced in 2010 and to be operated by BROG and none to be operated by third parties. The balance of the expenditures allocable to current projects was attributable to the workover of existing wells and the maintenance and improvement of production facilities.

The $13.1 million of capital expenses reported by BROG for 2010 included approximately $5.3 million attributable to the capital budgets for prior years. This occurs because capital expenditures are deducted in calculating royalty income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

During 2009, in calculating Royalty Income, BROG deducted approximately $33.6 million of capital expenditures for projects, including drilling and completion of 92 gross (17.18 net) conventional wells, 36 gross (19.55 net) coal seam wells, two gross (.84 net) conventional recompletions, and one gross (.85 net) coal seam recompletion. There were 11 gross (1.21 net) conventional wells in progress as of December 31, 2009. All of the wells were development wells.

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

BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2011 is estimated at $13.6 million. Of the $13.6 million, approximately $3.25 million will be attributable to the capital budgets for 2010 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2011 could range from $5 million to $35 million.

BROG anticipates 417 projects in 2011. Approximately $8.3 million of the $13.6 million budget is allocable to 38 new wells, including 33 wells scheduled to be dually completed in the Mesaverde and Dakota formations. BROG indicates that five of the new wells are projected to be drilled to Fruitland Coal, Fruitland Sand or Pictured Cliffs formations. Approximately $2 million will be spent on workovers and facilities projects. Of the $3.25 million attributable to the budgets for prior years, approximately $2.45 million is allocable to new wells and the $800,000 balance will be applied to miscellaneous capital projects such as workovers and operated facility projects. Although the estimated project count for new wells is slightly lower for 2011 as compared to 2010, BROG points out that the Trust’s interest in those properties to be developed is higher than those drilled last year.

In February 2002, BROG informed the Trust that the New Mexico Oil Conservation Division (the “OCD”) had approved plans for 80-acre infill drilling of the Dakota formation in the San Juan Basin. In July 2003, the OCD approved 160-acre spacing in the Fruitland Coal formation. Eighty-acre spacing has been permitted in the Mesaverde formation since 1997. BROG is participating in an ongoing study involving test wells completed to the Mesaverde and/or Dakota formations, with some of the test wells drilled on a less than 80-acre spacing basis. In 2009, BROG drilled and completed a horizontal well in the Fruitland Coal formation on acreage that is burdened by the Royalty. BROG indicates that it will continue its program of horizontal drilling in 2011, with one horizontal well planned to be drilled in the Fruitland Coal formation. While a horizontal well costs materially more to drill than a more traditional vertical well, the new technology enables the operator to reach additional reserves in areas not fully exploited. BROG reports it anticipates operating approximately four drilling rigs in the San Juan Basin during 2011 and that emphasis will be placed on re-working existing wells.

Oil and Gas Production

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2010, were as follows:

	2010		2009		2008
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Production	17,102,939	31,808	9,823,255	15,961	19,529,046	28,221
Average Price	$4.86	$67.08	$3.48	$53.45	$8.28	$99.32

Production volumes and costs attributable to the Underlying Properties for the three years ended December 31, 2010, were as follows:

	2010	2009	2008

Production (Mcf)	33,378,855	35,067,662	34,527,043
Total Production Costs (including capital expenses)	$61,766,699	$77,490,462	$86,919,736
Average Production Costs per Unit of Production	$1.8505	$2.2097	$2.5174
Lease Operating Expenses	$32,416,413	$32,166,198	$32,867,589
Average Lifting Cost per Unit of Production	$.9712	$.9173	$.9519

Pricing Information

Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. Gas production from the Underlying Properties totaled 33,378,855 Mcf during 2010.

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

In March 2010, notice of termination of each of the Chevron, BP Energy Company and Macquarie Cook Energy LLC contracts was given such that they will terminate effective March 31, 2011. On February 2, 2011, requests for proposal were circulated to potential purchasers of those packages of gas covered by the expiring contracts with a view toward obtaining new contracts to be effective April 1, 2011. Neither BROG, PG&E, nor NMGC gave notice of termination of their contracts such that the terms of those two contracts have been automatically extended through at least March 31, 2012.

BROG contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts were entered into with WFC effective for terms of 15 years commencing April 1, 2010. The new contracts consolidated and replaced 18 prior contracts with WFC. BROG indicates that the new contracts provide some modest reductions in fees and also improved services, including more rigorous line pressure controls and the right to install compression facilities as needed.

However, BROG reports that it has been unable to reach agreement with EFS on new gathering and processing contracts, and it has joined a group of 51 others in an administrative proceeding before the New Mexico Public Utility Commission, complaining, inter alia, that EFS is insisting upon above-market rates and refusing to agree to essential pressure control services. Gas is currently being gathered and processed by EFS on a month-to-month basis under existing contracts. EFS delivered notice to BROG of its intent to terminate those contracts effective December 1, 2010, but BROG reports that on December 8, 2010 an injunction was issued prohibiting EFS from reducing gas flows under the existing contracts. This dispute is scheduled for mediation in March 2011. The Trustee will continue to monitor this matter as it may relate to the Trust.

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

Oil and Gas Reserves

The following are definitions adopted by the SEC and the Financial Accounting Standards Board which are applicable to terms used within this Annual Report on Form 10-K:

“Estimated future net revenues” are computed by applying current prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements and allowed by federal regulation) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. See 17 CFR 210.4-10(c)(4)(A). “Estimated future net revenues” are sometimes referred to in this Annual Report on Form 10-K as “estimated future net cash flows.”

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves as of December 31, 2007, 2008, 2009 and 2010, were prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”). CG&A, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 22 years of practice experience in petroleum engineering. He is a registered professional engineer in the State of Texas (License No. 71055). He graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2007, to December 31, 2010, (in thousands):

	Crude	Natural
	Oil	Gas
	(Bbls)	(Mcf)

Reserves as of December 31, 2007	388	194,855
Revisions of previous estimates	(117)	(26,004)
Extensions, discoveries and other additions	6	7,012
Production	(28)	(19,529)

Reserves as of December 31, 2008	249	156,334

Revisions of previous estimates	(30)	(17,386)
Extensions, discoveries and other additions	4	4,711
Production	(16)	(9,823)

Reserves as of December 31, 2009	207	133,836

Revisions of previous estimates	87	21,223
Extensions, discoveries and other additions	6	4,150
Production	(32)	(17,103)

Reserves as of December 31, 2010	268	142,106

Estimated quantities of proved oil and gas reserves as of December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008

Crude Oil (Bbls)	253	197	207
Natural Gas (Mcf)	135,170	127,771	139,770

A summary of estimated quantities by geographic area for proved oil and gas reserves and undeveloped oil and gas reserves as of December 31, 2010 were as follows (in thousands):

	Crude Oil	Natural Gas
Reserves Category	Reserves	Reserves
	(Bbls)	(Mcf)

Developed:
United States	253	135,170
Other Countries	0	0
Undeveloped:
United States	15	6,936
Other Countries	0	0

Total Proved	268	142,106

Based on information provided by BROG, there were 113 PUDs identified as of December 31, 2010, as compared to 139 as of December 31, 2009. This estimate does not include four PUDs identified but not drilled within five years from date of booking. For the year ended December 31, 2010, an aggregate of 2.2 Mbbls of oil and 1,332 MMcf of gas were converted from proved undeveloped reserves to proved developed reserves.

The current estimate has also been adjusted to take into account the elimination of PUDs no longer deemed commercial due to declines in the market price of natural gas, as well as new PUDs identified during the year and those converted to proved developed, all in the ordinary course of business. See “Item 2. Properties”, above, for a discussion of historical and budgeted investment and progress to convert PUDs to proved developed.

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

The 2010, 2009 and 2008 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves are as follows (in thousands):

	2010	2009	2008

Balance, January 1	$278,033	$435,730	$750,758
Revisions of prior-year estimates, change in prices and other	146,577	(178,977)	(264,176)
Extensions, discoveries and other additions	9,567	9,596	18,660
Accretion of discount	27,803	43,573	75,076
Royalty Income	(79,972)	(31,889)	(144,588)

Balance, December 31	$382,008	$278,033	$435,730

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

For 2010, $4.63 per Mcf of gas and $68.38 per Bbl of oil were used in determining future net revenue. As required under recent regulatory changes, these prices are based on a 12-month unweighted average of the first-day-of-the-month pricing of $4.38 per MMBtu of NYMEX natural gas and $79.43 per Bbl of West Texas Intermediate oil. The upward revision in reserve quantities for 2010 is due primarily to higher average gas prices during 2010 as compared to 2009. But note that due to changes in applicable federal regulations as to the reporting of reserves, the formula for 2010 and 2009 is based on average annual prices, while the formula employed in 2008 and prior years is based upon the December 31 spot price. Accordingly, in these transition years, the comparison of annual prices may be less meaningful.

For 2009, $3.49 per Mcf of gas and $51.98 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $3.87 per MMBtu of NYMEX natural gas and $61.18 per Bbl of West Texas Intermediate oil. The downward revision in reserve quantities for 2009 was due primarily to lower average gas prices during 2009 as compared to December 2008.

The December 31, 2008 price of $4.99 per Mcf of gas and $37.76 per Bbl of oil were used in determining future net revenue.

The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2010, 2009, and 2008 (in thousands, except amounts per Unit):

	2010		2009		2008
	Estimated	Present	Estimated	Present	Estimated	Present
	Future	Value	Future	Value	Future	Value
	Net	at	Net	at	Net	at
	Revenue	10%	Revenue	10%	Revenue	10%

Total Proved	$655,347	$382,008	$462,467	$278,033	$737,736	$435,730
Proved Developed	$626,106	$367,835	$441,932	$268,469	$657,035	$398,870
Total Proved Per Unit	$14.06	$8.20	$9.92	$5.97	$15.83	$9.35

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

Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

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

Section 45 Tax Credit

Sales of gas production from certain coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits under Section 29 (now Section 45K) of the Internal Revenue Code of 1986 (as amended, the “Code”) through 2002 but not thereafter. Accordingly, under present law, the Trust’s production and sale of gas from coal seam wells does not qualify for tax credit under Section 45K of the Code (the “Section 45 Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45 Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. For example, in December 2010, new energy tax legislation was enacted which, among other things, modified the Section 45 Tax Credit in several respects, but did not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders.

Passive Loss Rules

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. As a result of the Tax Reform Act of 1986, royalty income such as that derived through the Trust will generally be treated as portfolio income that may not be offset or reduced by passive losses.

Climate Change Regulation

The oil and natural gas industry is also subject to compliance with federal, state and local regulations and laws regarding the effects of climate change. These laws and regulations have impacted, and will in the future continue to impact, the production, gathering, marketing and transportation of oil and natural gas.

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

BROG has informed the Trust that pursuant to an Order to Perform (the “MMS Order”) issued by the Minerals Management Service (“MMS”) dated June 10, 1998, the Jicarilla Apache Nation (the “Jicarilla”) alleged that in valuing production for royalty purposes one must perform (i) a major portion analysis, which calculates value on the highest price paid or offered for a major portion of the gas produced from the field where the leased lands are situated; and (ii) a dual accounting calculation, which computes royalties on the greater of (a) the value of gas prior to processing or (b) the combined value of processed residue gas and plant products plus the value of any condensate recovered downstream without processing. The MMS Order alleged that BROG’s dual accounting calculations on Native American leases were based on less than major portion prices. In December 2000, BROG and the Jicarilla entered into a settlement agreement resolving the issues associated with the dual accounting calculation. The major portion calculation issue remains outstanding. BROG takes the position that a judgment or settlement could entitle BROG to reimbursement from the Trust for past periods.

According to BROG, on March 28, 2007 the Assistant Secretary of Indian Affairs of the United States Department of Interior issued an administrative order in BROG’s appeal of the major portion calculation issue of the MMS Order entitled MMS-98-0141-IND Burlington Resources Oil & Gas Company LP (the “Administrative Order”). The Administrative Order rejected that portion of the MMS Order requiring BROG to calculate and pay additional royalties based on the major portion price derived by the MMS. In May 2007, rather than file a direct appeal of the Administrative Order against BROG, the Jicarilla filed suit solely against the Department of Interior in the United States District Court for the District of Columbia in an action entitled 1:07-CV-00803-RJL, Jicarilla Apache Nation v. Department of Interior (the “DOI Case”). In the DOI Case, the Jicarilla seek a declaration that the Administrative Order is unlawful and of no force and effect, as well as an injunction requiring enforcement of the underlying major portion orders that were rejected by the Assistant Secretary. On March 31, 2009, a summary judgment was entered by the district court in the DOI Case upholding the Administrative Order and dismissing the Jicarilla’s claims. The Jicarilla appealed to the U.S. Court of Appeals for the D.C. Circuit. On July 16, 2010, the U.S. Court of Appeals held that the 2007 Administrative Order dismissing the Jicarilla claims was arbitrary and capricious with respect to January 1984 through February 1988 production periods and ordered that the matter be remanded back to the Department of Interior for further proceedings. While a judgment or settlement in the DOI Case could impact the Royalty income of the Trust, the Trust has not, at this time, received any report from BROG as to the final disposition of the DOI Case, or any estimate of the amount of any potential loss or the portion of any such potential loss that might be allocated to the Royalty.

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

ITEM 4.	Reserved.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The information under “Units of Beneficial Interest” in the Trust’s Annual Report to Unit Holders for the year ended December 31, 2010, is herein incorporated by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

	2010	2009	2008	2007	2006

Royalty Income	$79,971,751	$31,888,681	$144,588,156	$113,803,339	$136,311,892
Distributable income	78,355,835	30,173,056	143,081,245	113,221,235	135,867,325
Distributable income per Unit	1.681139	.647367	3.069833	2.429184	2.915055
Distributions per Unit	1.681139	.647367	3.069833	2.429184	2.915055
Total assets, December 31	19,969,007	22,185,213	25,377,265	28,923,416	26,481,276

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The “Description of the Properties” in the Trust’s Annual Report to Unit Holders for the year ended December 31, 2010, is herein incorporated by reference.

Gas and Oil Production

Total gas and oil production from the Underlying Properties for the five years ended December 31, 2010 were as follows:

	2010	2009	2008	2007	2006

Gas — Mcf	33,378,855	35,067,662	34,527,043	36,961,349	40,900,570
Mcf per Day	91,449	96,076	94,336	101,264	112,056
Oil-Bbls	62,675	58,603	50,323	65,755	74,438
Bbls per Day	172	161	137	180	204

Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Gas and oil sales attributable to the Royalty for the past five years are summarized in the following table:

	2010	2009	2008	2007	2006

Gas — Mcf	17,102,939	9,823,255	19,529,046	20,116,806	22,475,405
Average Price (per Mcf)	$4.86	$3.48	$8.28	$6.11	$6.55
Oil — Bbls	31,808	15,961	28,221	35,129	40,702
Average Price (per Bbl)	$67.08	$53.45	$99.32	$63.14	$61.30

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

In March 2010, notice of termination of each of the Chevron, BP Energy Company and Macquarie Cook Energy LLC contracts was given such that they will terminate effective March 31, 2011. On February 2, 2011, requests for proposal were circulated to potential purchasers of those packages of gas covered by the expiring contracts with a view toward obtaining new contracts to be effective April 1, 2011. Neither BROG, PG&E, nor NMGC gave notice of termination of their contracts such that the terms of those two contracts have been automatically extended through at least March 31, 2012.

BROG contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts were entered into with WFC effective for terms of 15 years commencing April 1, 2010. The new contracts consolidated and replaced 18 prior contracts with WFC. BROG indicates that the new contracts provide some modest reductions in fees and also improved services, including more rigorous line pressure controls and the right to install compression facilities as needed.

However, BROG reports that it has been unable to reach agreement with EFS on new gathering and processing contracts, and it has joined a group of 51 others in an administrative proceeding before the New Mexico Public Utility Commission, complaining, inter alia, that EFS is insisting upon above-market rates and refusing to agree to essential pressure control services. Gas is currently being gathered and processed by EFS on a month-to-month basis under existing contracts. EFS delivered notice to BROG of its intent to terminate those contracts effective December 1, 2010, but BROG reports that on December 8, 2010 an injunction was issued prohibiting EFS from reducing gas flows under the existing contracts. This dispute is scheduled for mediation in March 2011. The Trustee will continue to monitor this matter as it may relate to the Trust.

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

Royalty Income

Royalty Income consists of monthly Net Proceeds attributable to the Royalty. Royalty Income for the five years ended December 31, 2010 was determined as shown in the following table:

	2010		2009	2008	2007		2006

Gross Proceeds From
The Underlying Properties:
Gas	$164,194,440	(1)	$117,091,623	$274,759,523	$225,276,909		$264,428,021
Oil	4,201,260		2,917,081	4,944,422	4,114,534		4,561,342
Other	-0-		-0-	-0-	279,101	(2)	1,384,848	(3)

Total	$168,395,700		$120,008,704	$279,703,945	$229,670,544		$270,374,211

Less Production Costs:
Capital Expenditures	$13,101,962		$33,596,883	$26,992,650	$27,354,003		$39,195,168
Severance tax — Gas	14,816,771		10,526,019	25,500,279	21,213,310		25,652,907
Severance Tax — Oil	407,627		283,744	483,725	406,776		460,702
Other	-0-		1,020	-0-	-0-		42,968
Lease Operating Expenses and Property Taxes	33,440,339		33,082,796	33,943,082	28,958,669		23,273,276

Total	$61,766,699		$77,490,462	$86,919,736	$77,932,758		$88,625,021

Net Profits	$106,629,001		$42,518,242	$192,784,209	$151,737,786		$181,749,190
Net Overriding Royalty Interest	75%		75%	75%	75%		75%
Royalty Income	$79,971,751		$31,888,681	$144,588,156	$113,803,339		$136,311,892

(1)	In May 2010, gas proceeds included $2,600,000 received in settlement of litigation.

(2)	Represents funds allocated to the Trust as part of the ongoing negotiation of compliance audit exceptions.

(3)	Represents funds allocated to the Trust as part of the ongoing negotiation of compliance audit exceptions, and a portion of the arbitration award issued November 11, 2005 in favor of the Trust, and interest thereon.

Distributable Income

“Distributable Income” (as that term is used herein) consists of Royalty Income plus interest, less the general and administrative expenses of the Trust and any changes in cash reserves established by the Trustee.

For the year ended December 31, 2010, Distributable Income was $78,355,835, representing a 159% increase from 2009. For the year ended December 31, 2009, Distributable Income was $30,173,056, representing a 79% decrease from 2008. Distributable Income in 2008 was $143,081,245.

The Trust received Royalty Income of $79,971,751 and interest income of $309,437 in 2010. After deducting administrative expenses of $1,925,353, Distributable Income for 2010 was $78,355,835 ($1.681139 per Unit). In 2009, Royalty Income was $31,888,681, interest income was $303,206, and administrative expenses were $2,018,831, resulting in Distributable Income of $30,173,056 ($0.647367 per Unit). The increase in Distributable Income from 2009 to 2010 was primarily attributable to higher natural gas pricing, but also as a result of material reductions in capital expenditures. Interest earnings in 2010 were higher as compared to 2009, primarily due to an increase in the amount of funds available for investment. Administrative expenses were lower in 2010, as compared to 2009 primarily as a result of differences in timing in the receipt and payment of these expenses and also as a result of decreased costs associated with the settlement of litigation described in Part I, Item 3.

In 2008, the Trust received Royalty Income of $144,588,156 and interest income of $388,454. After deducting administrative expenses of $1,895,365, Distributable Income for 2008 was $143,081,245 ($3.069833 per Unit). The decrease in Distributable Income from 2008 to 2009 was primarily attributable to lower natural gas pricing.

In addition, BROG has informed the Trustee that the New Mexico Oil and Gas Proceeds Withholding Tax Act (the “Withholding Tax Act”) requires remitters who pay certain oil and gas proceeds from production on New Mexico properties on or after October 1, 2003, to withhold income taxes from such proceeds in the case of certain nonresident recipients. The Trustee, on advice of New Mexico counsel, has observed that “net profits interests,” such as the Royalty, and other types of interests, the extent of which cannot be determined with respect to a specific share of the oil and gas production, are excluded from the withholding requirements of the Withholding Tax Act. Unit holders are reminded to consult with their tax advisors regarding the applicability of New Mexico income tax to distributions received from the Trust by a Unit holder.

Operating Expenses

Monthly operating expenses of the Underlying Properties, exclusive of property taxes, in 2010 averaged approximately $2,701,368, which is slightly higher than the $2,680,517 average in 2009. The average for 2008 was $2,738,966.

Settlements

As part of the September 4, 1996, settlement of the litigation filed by the Trustee on June 4, 1992 against BROG and Southland, the Trustee and BROG established a formal protocol pursuant to which compliance auditors retained by the Trustee gained improved access to BROG’s books and records as applicable to the Underlying Properties. The audit process was initiated in 1996 and, since inception, has resulted in audit exceptions being granted by and payments or credits received from BROG totaling approximately $36.9 million.

Following mediation conducted on April 8 and 23, 2010, BROG and the Trust entered into a settlement of previously reported litigation styled San Juan Basin Royalty Trust vs. Burlington Resources Oil & Gas Company, L.P. No. D1329-CV08-751, in the District Court of Sandoval County, New Mexico, 13th Judicial District. The dispute subject to the mediation arose out of an arbitrator’s award in 2005 in favor of the Trust. That award effectively resolved five compliance audit issues, but BROG argued in subsequent litigation that one of those issues was beyond the scope of the matters agreed to be submitted to arbitration. Pursuant to the settlement, the litigation was dismissed, BROG paid $2,600,000 to the Trust in May 2010, and released its claims for attorneys’ fees.

Capital Expenditures

Capital expenses of $13.1 million were included in calculating Royalty Income paid to the Trust in calendar year 2010, and included expenditures for the drilling and completion of 61 gross (8.63 net) conventional wells and six gross (1.65 net) coal seam wells. There were eight gross (0.32 net) conventional wells and two gross (0.07 net) coal seam wells in progress as of December 31, 2010.

All of the wells were development wells. Approximately $7.8 million of capital expenditures covered 264 projects budgeted for 2010. Approximately $10.3 million of those costs were incurred in new drilling activity, which included 40 new wells commenced in 2010 and to be operated by BROG and none to be operated by third parties. The balance of the expenditures allocable to current projects was attributable to the workover of existing wells and the maintenance and improvement of production facilities.

The $13.1 million of capital expenses reported by BROG for 2010 also included approximately $5.3 million attributable to the capital budgets for prior years. This occurs because capital expenditures are deducted in calculating royalty income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

Results of the 4th Quarters of 2010 and 2009

For the three months ended December 31, 2010, Distributable Income was $16,307,939 ($0.349890 per Unit), which was more than the $12,423,712 ($0.266553 per Unit) of income distributed during the same period in 2009.

The increase in Distributable Income resulted primarily from an increase in the average gas price, but also as a result of reductions in capital expenditures.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2010 and 2009 were as follows:

	2010	2009

Underlying Properties
Gas-Mcf	8,781,621	9,081,518
Mcf per Day	95.452	98,712
Average Price (per Mcf)	$4.30	$3.52
Oil — Bbls	17,290	14,914
Bbls per Day	188	162
Average Price (per Bbl)	$66.31	$62.79
Attributable to the Royalty
Gas — Mcf	4,095,973	3,788,793
Oil — Bbls	8,009	6,141

The average price of gas and oil increased in the fourth quarter of 2010 compared to the same period of 2009. The price per barrel of oil during the fourth quarter of 2010 was $3.52 higher than that received in the fourth quarter of 2009. Gas production decreased in the fourth quarter of 2010 because new production brought on line in 2010 failed to completely offset the natural decline in production from existing wells.

Capital costs for the fourth quarter of 2010 totaled $4,378,728 compared to $5,290,920 during the same period of 2009. Lease operating expenses and property taxes for the fourth quarter of 2010 averaged $2,972,467 per month compared to $2,605,473 per month in the fourth quarter of 2009. Operating expenses were higher in the fourth quarter of 2010 than for the fourth quarter of 2009 because of higher rental, compression, maintenance and repair costs, but also due to the timing of the receipt and payment of invoices. Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2010 and 2009 were as follows:

	2010	2009

October	$.132684	$.101011
November	.108485	.054282
December	.108721	.111260

Quarter Total	$0.349890	$0.266553

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2010 and 2009

	2010	2009

ASSETS
Cash and Short-Term Investments	$5,223,123	$5,341,482
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net	14,745,884	16,843,731

TOTAL	$19,969,007	$22,185,213

LIABILITIES & TRUST CORPUS
Distribution Payable to Unit holders	$5,067,334	$5,185,693
Cash Reserves	155,789	155,789
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	14,745,884	16,843,731

TOTAL	$19,969,007	$22,185,213

Statements Of Distributable Income

For each of the years ended December 31

	2010	2009	2008

Royalty Income	$79,971,751	$31,888,681	$144,588,156
Interest Income	309,437	303,206	388,454

	80,281,188	32,191,887	144,976,610
Expenditures — General and Administrative	1,925,353	2,018,831	1,895,365

Distributable Income	$78,355,835	$30,173,056	$143,081,245

Distributable Income per Unit (46,608,796 Units)	$1.681139	$0.647367	$3.069833

Statements Of Changes In Trust Corpus

For each of the years ended December 31

	2010	2009	2008

Trust Corpus, Beginning of Period	$16,843,731	$17,927,498	$19,880,888
Amortization of Net Overriding Royalty Interest	(2,097,847)	(1,083,767)	(1,953,390)
Distributable Income	78,355,835	30,173,056	143,081,245
Distributions Declared	(78,355,835)	(30,173,056)	(143,081,245)

Trust Corpus, End of Period	$14,745,884	$16,843,731	$17,927,498

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Notes to Financial Statements

1.	Trust Organization and Provisions

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

The initial carrying value of the Royalty ($133,275,528) represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2010 and 2009 aggregated $118,529,644 and $116,431,797, respectively.

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

Sales of gas production from certain coal seam wells drilled prior to January 1, 1993, qualified for federal income tax credits under Section 29 (now Section 45K) of the Internal Revenue Code of 1986, as amended (the “Code”), through 2002 but not thereafter. Accordingly, under present law, the Trust’s production and sale of gas from coal seam wells does not qualify for tax credit under Section 45K of the Code (the “Section 45 Tax Credit”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45 Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current

Notes to Financial Statements — (Continued)

production for such credit has been enacted. For example, in December 2010, new energy tax legislation was enacted which, among other things, modified the Section 45 Tax Credit in several respects, but did not extend the credit for production from coal seam wells. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit holders.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. As a result of the Tax Reform Act of 1986, royalty income such as that derived through the Trust will generally be treated as portfolio income that may not be offset or reduced by passive losses.

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 3, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of December 31, 2010, the Trust’s tax years 2007 to 2010 remain subject to examination.

5.	Certain Contracts

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

In March 2010, notice of termination of each of the Chevron, BP Energy Company and Macquarie Cook Energy LLC contracts was given such that they will terminate effective March 31, 2011. On February 2, 2011, requests for proposal were circulated to potential purchasers of those packages of gas covered by the expiring contracts with a view toward obtaining new contracts to be effective April 1, 2011. Neither BROG, PG&E, nor NMGC gave notice of termination of their contracts such that the terms of those two contracts have been automatically extended through at least March 31, 2012.

BROG contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts were entered into with WFC effective for terms of 15 years commencing April 1, 2010. The new contracts consolidated and replaced 18 prior contracts with WFC. BROG indicates that the new contracts provide some modest reductions in fees and also improved services, including more rigorous line pressure controls and the right to install compression facilities as needed.

However, BROG reports that it has been unable to reach agreement with EFS on gathering and processing contracts, and it has joined a group of 51 others in an administrative proceeding before the New Mexico Public Utility Commission, complaining, inter alia, that EFS is insisting upon above-market rates and refusing to agree to essential pressure control services. Gas is currently being gathered and processed by EFS on a month-to-month basis under existing contracts. EFS delivered notice to BROG of its intent to terminate those contracts effective December 1, 2010, but BROG reports that on December 8, 2010 an injunction was issued prohibiting EFS from reducing gas flows under the existing contracts. This dispute is scheduled for mediation in March 2011. The Trustee will continue to monitor this matter as it may relate to the Trust.

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

Notes to Financial Statements — (Continued)

6.	Significant Customers

Information as to significant purchasers of oil and gas production attributable to the Trust’s economic interests is included in Note 5 above.

7.	Settlements and Litigation

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

In 2010, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, an aggregate of $8,544,980 (of which $2,600,000 was paid in settlement of the Sandoval County litigation described below) was included in calculating net proceeds paid to the Trust, together with interest of $395,034 in settlement of certain of those audit issues.

In each instance, the settlements described above as having been paid to the Trust in 2008 through 2010 were received in the form of increased revenues, reduced overhead, interest on late payments, or other payments or allocations, many of which do not appear as separate line items in the tables included in the Trustee’s Discussion and Analysis.

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

BROG has informed the Trust that pursuant to an Order to Perform (the “MMS Order”) issued by the Minerals Management Service (“MMS”) dated June 10, 1998, the Jicarilla Apache Nation (the “Jicarilla”) alleged that in valuing production for royalty purposes one must perform (i) a major portion analysis, which calculates value on the highest price paid or offered for a major portion of the gas produced from the field where the leased lands are situated; and (ii) a dual accounting calculation, which computes royalties on the greater of (a) the value of gas prior to processing or (b) the combined value of processed residue gas and plant products plus the value of any condensate recovered downstream without processing. The MMS Order alleged that BROG’s dual accounting calculations on Native American leases were based on less than major portion prices. In December 2000, BROG and the Jicarilla entered into a settlement agreement resolving the issues associated with the dual accounting calculation. The major portion calculation issue remains outstanding. BROG takes the position that a judgment or settlement could entitle BROG to reimbursement from the Trust for past periods.

According to BROG, on March 28, 2007 the Assistant Secretary of Indian Affairs of the United States Department of Interior issued an administrative order in BROG’s appeal of the major portion calculation issue of the MMS Order entitled MMS-98-0141-IND Burlington Resources Oil & Gas Company LP (the “Administrative Order”). The Administrative Order rejected that portion of the MMS Order requiring BROG to calculate and pay

Notes to Financial Statements — (Continued)

additional royalties based on the major portion price derived by the MMS. In May 2007, rather than file a direct appeal of the Administrative Order against BROG, the Jicarilla filed suit solely against the Department of Interior in the United States District Court for the District of Columbia in an action entitled 1:07-CV-00803-RJL, Jicarilla Apache Nation v. Department of Interior (the “DOI Case”). In the DOI Case, the Jicarilla seek a declaration that the Administrative Order is unlawful and of no force and effect, as well as an injunction requiring enforcement of the underlying major portion orders that were rejected by the Assistant Secretary. On March 31, 2009, a summary judgment was entered by the district court in the DOI Case upholding the Administrative Order and dismissing the Jicarilla’s claims. The Jicarilla appealed to the U.S. Court of Appeals for the D.C. Circuit. On July 16, 2010, the U.S. Court of Appeals held that the 2007 Administrative Order dismissing the Jicarilla claims was arbitrary and capricious with respect to January 1984 through February 1988 production periods and ordered that the matter be remanded back to the Department of Interior for further proceedings. While a judgment or settlement in the DOI Case could impact the Royalty income of the Trust, the Trust has not, at this time, received any report from BROG as to the final disposition of the DOI Case, or any estimate of the amount of any potential loss or the portion of any such potential loss that might be allocated to the Royalty.

8.	Proved Oil and Gas Reserves (Unaudited)

Proved oil and gas reserve information is included in Item 2 of the Trust’s Annual Report on Form 10-K.

9.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2010 (in thousands, except per unit amounts):

			Distributable
			Income and
	Royalty	Distributable	Distribution
2010	Income	Income	Per Unit

First Quarter	$22,003	$21,529	$.461915
Second Quarter	22,450	21,681	.465161
Third Quarter	19,033	18,838	.404173
Fourth Quarter	16,486	16,308	.349890

Total	$79,972	$78,356	$1.681139

			Distributable
			Income and
	Royalty	Distributable	Distribution
2009	Income	Income	Per Unit

First Quarter	$9,551	$8,969	$.192440
Second Quarter	2,474	1,788	.038367
Third Quarter	7,233	6,992	.150007
Fourth Quarter	12,631	12,424	.266553

Total	$31,889	$30,173	$0.647367

Report of Independent Registered Public Accounting Firm

Compass Bank, Trustee
San Juan Basin Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 3 to the financial statements, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2010 and 2009, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010, on the basis of accounting described in Note 3 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas
March 1, 2011

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2010 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. The Trustee has also concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trustee in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the timeframes specified in the Commission’s rules and forms. In reaching its conclusions, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended December 31, 2010 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

As of December 31, 2010, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.

Report of Independent Registered Public
Accounting Firm on Internal Control Over Financial Reporting

We have audited San Juan Basin Royalty Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Compass Bank (the “Trustee”) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Trustee’s Report On Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2010 and 2009 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010 of the Trust and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas
March 1, 2011

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed by the Trust in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2010, has previously been reported on a Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans. During the past three years the Trustee received total remuneration as follows:

Name of Individual		Capacities in	Cash
or Entity	Year	Which Served	Compensation(1)

Compass Bank	2010	Trustee	$310,324
Compass Bank	2009	Trustee	$258,477
Compass Bank	2008	Trustee	$319,733

(1)	Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements of: (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. As of January 1, 2003, the administrative fee due under items (i) and (ii) above will not be less than $36,000 per year (as adjusted annually to reflect the increase (if any) in the Producers Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of February 21, 2011 information with respect to the only Unit Holder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

	Number of Units	Percent of
Name and Address of Beneficial Owner	Beneficially Owned	Class

First Eagle Investment Management, LLC	4,652,087	9.98%
1345 Avenue of the Americas New York, NY 10105(1)

(1)	This information was provided to the SEC and to the Trustee in a Schedule 13G/A filed with the SEC on February 11, 2011, on behalf of First Eagle Investment Management, LLC.

(b) Security Ownership of Trustee. As of February 21, 2011, Compass Bank beneficially owned 7,383 Units, or less than one percent of the Units. Compass Bank has sole voting power over 7,383 of these Units and has the sole power to dispose of five of these Units and shared power to dispose of none of these Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust has no directors or executive officers and is not empowered to carry on any business activity. Accordingly, there are no relationships or related transactions to which the Trust was a party that are required to be disclosed. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2010 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2010 and 2009 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2010	2009

Audit Fees	$86,300	$83,595
Audit-Related Fees	-0-	-0-
Tax Fees	2,750	4,705
All Other Fees	-0-	-0-

Total	$89,050	$88,300

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

Exhibits

Exhibit
Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2010.**
13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010, is incorporated herein by reference.*
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 1, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated March 1, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank on behalf of Compass Bank, the Trustee of the Trust.***
99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 1, 2011.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: March 1, 2011

(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit
Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*
4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*
4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*
10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.
13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2010.**
13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2010, is incorporated herein by reference.*
23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
31	Certification required by Rule 13a-14(a), dated March 1, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated March 1, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***
99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 1, 2011.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.