Form 10-Q
period 2011-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2011-05-10
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Number of Units of beneficial interest outstanding at May 10, 2011: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2011 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2011 and 2010. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Cash and short-term investments	$4,567,457	$5,223,123
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $118,933,254 and $118,529,644 at March 31, 2011 and December 31, 2010, respectively)	14,342,274	14,745,884

	$18,909,731	$19,969,007

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$4,411,668	$5,067,334
Cash reserves	155,789	155,789
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	14,342,274	14,745,884

	$18,909,731	$19,969,007

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Royalty income	$15,389,129	$22,002,516
Interest income	1,466	208,313

Total revenue	15,390,595	22,210,829
General and administrative expenditures	(521,685)	(681,511)

Distributable income	$14,868,910	$21,529,318

Distributable income per Unit (46,608,796 Units)	$0.319015	$0.461915

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Trust corpus, beginning of period	$14,745,884	$16,843,731
Amortization of net overriding royalty interest	(403,610)	(520,241)
Distributable income	14,868,910	21,529,318
Distributions declared	(14,868,910)	(21,529,318)

Total corpus, end of period	$14,342,274	$16,323,490

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

In March 2011, jurors in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarded a verdict of $9.74 million in favor of the plaintiff class, finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. Both parties have filed post-verdict motions and no final judgment has been entered. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

During the first quarters of 2011 and 2010, respectively, $34,268 and $272,000 were included in calculating net proceeds paid to the Trust as a result of the ongoing compliance audit process.

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

On October 23, 1980, the stockholders of Southland Royalty approved and authorized that company’s conveyance of a 75% net overriding royalty interest (equivalent to a net profits interest) to the Trust for the benefit of the stockholders of Southland Royalty of record at the close of business on the date of the conveyance (the “Royalty”) carved out of that company’s oil and gas leasehold and royalty interests (the “Underlying Properties”) in properties located in the San Juan Basin of northwestern New Mexico. Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) the Royalty was transferred to the Trust on November 3, 1980 effective as to production from and after November 1, 1980.

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

Three Months Ended March 31, 2011 and 2010

The Trust received Royalty income of $15,389,129 and interest income of $1,466 during the first quarter of 2011. There was no change in cash reserves. After deducting administrative expenses of $521,685, distributable income for the quarter was $14,868,910 ($0.319015 per Unit). In the first quarter of 2010, Royalty income was $22,002,516, interest income was $208,313, administrative expenses were $681,511 and distributable income was $21,529,318 ($0.461915 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2011 were as follows:

January	$.086012
February	.138350
March	.094653

Quarter Total	$.319015

The Royalty Income distributed in the first quarter of 2011 was lower than that distributed in the first quarter of 2010, primarily due to a decrease in the average gas price from $5.16 per Mcf for the first quarter of 2010 to $4.39 per Mcf for the first quarter of 2011 as well as a decrease in the volume of natural gas produced during those same calendar quarters. Interest income was lower for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010, primarily due to additional interest from granted audit exceptions received in January 2010. Administrative expenses were lower in 2011 primarily as a result of decreased costs associated with litigation that was settled in April of 2010.

The capital costs attributable to the Underlying Properties for the first quarter of 2011 and deducted by BROG in calculating Royalty income were approximately $3.65 million as compared to approximately $3.43 million of capital costs in the first quarter of 2010. BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2011 is estimated at $13.6 million. Of the $13.6 million, approximately $3.25 million will be attributable to the capital budgets for 2010 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2011 could range from $5 million to $35 million.

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

Lease operating expenses and property taxes were $8,712,042 and $270,213, respectively, for the first quarter of 2011, as compared to $7,799,804 and $213,289, respectively, for the first quarter of 2010. BROG indicates the increase in operating expenses in the first quarter 2011 is due to unseasonably dry weather that occurred in December of 2010, which enabled field personnel to complete more road maintenance and pad work than usual. Those costs are reflected in the first quarter distributions.

Property taxes are based on the actual billings received from the various taxing authorities, BROG accrues a monthly charge throughout the year based on the prior year’s actual billings. The monthly accrual has increased with the April distribution.

BROG has reported to the Trustee that during the first quarter of 2011, 15 gross (2.09 net) conventional wells and three gross (0.50 net) coal seam wells were completed on the Underlying Properties. Seven gross (2.35 net) conventional wells and one gross (0.32 net) coal seam well were in progress at March 31, 2011.

There were 15 gross (3.93 net) conventional wells completed on the Underlying Properties during the first quarter of 2010. Ten gross (0.82 net) conventional wells were in progress at March 31, 2010.

There were 4,016 gross (1,173 net) producing wells being operated subject to the Royalty as of December 31, 2010, calculated on a well bore basis and not including multiple completions as separate wells.

“Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.

Royalty income for the quarter ended March 31, 2011 is associated with actual gas and oil production during November 2010 through January 2011 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010

Gas:
Total sales (Mcf)	8,098,905	8,528,870
Mcf per day	88,032	92,705
Average price (per Mcf)	$4.39	$5.16
Oil:
Total sales (Bbls)	13,294	13,160
Bbls per day	145	143
Average price (per Bbl)	$71.86	$67.66

During the first quarter of 2011, average gas prices were $0.77 per Mcf lower than the average prices reported during the first quarter of 2010. The average price per barrel of oil during the first quarter of 2011 was $4.20 per barrel higher than that received for the first quarter of 2010. The decrease in production in the first quarter of 2011 is largely due to weather related issues in the San Juan Basin that impacted the drilling program and the ability to service wells.

BROG previously entered into four contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by a pre-existing contract with New Mexico Gas Company, Inc. (“NMGC”). The then current purchasers were Chevron Natural Gas, a division of Chevron USA, Inc. (“Chevron”), Pacific Gas and Electric Company (“PG&E”), BP Energy Company, Macquarie Cook Energy LLC, and NMGC. In March 2010, notice of termination of each of the Chevron, BP Energy Company and Macquarie Cook Energy LLC contracts was given such that they terminated effective March 31, 2011. Requests for proposal were circulated to potential purchasers of those packages of gas covered by the expiring contracts with a view toward obtaining new contracts to be effective April 1, 2011. Neither BROG, PG&E, nor NMGC gave notice of termination of their contracts such that the terms of those two contracts have been automatically extended through at least March 31, 2013.

BROG has now entered into three new contracts effective April 1, 2011, for the sale of the gas produced from the Underlying Properties but not sold under the two pre-existing contracts. The purchasers under such new contracts are Chevron, PG&E and Salt River Project Agricultural Improvement and Power District (“SRP”). All five of the current contracts provide for (i) the delivery of such gas at various delivery points through March 31, 2013 and from year-to-year thereafter, until terminated by either party on 12 months’ notice (except for the SRP contract which terminates March 31, 2012); and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico.

BROG contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts were entered into with WFC to be effective for terms of 15 years commencing April 1, 2010. The new contracts consolidated and replaced 18 prior contracts with WFC. BROG indicates that the new contracts provide some modest reductions in fees and also improved services, including more rigorous line pressure controls and the right to install compression facilities as needed.

However, BROG reports that it has been unable to reach agreement with EFS on gathering and processing contracts, and it has joined a group of others in an administrative proceeding before the New Mexico Public Utility Commission, complaining, inter alia, that EFS is insisting upon above-market rates and refusing to agree to essential pressure control services. EFS delivered notice to BROG terminating existing contracts effective December 1, 2010, but on December 10, 2010, an injunction was issued prohibiting EFS from reducing gas flows under the contracts. The dispute was the subject of a mediation conducted in March 2011, which resulted in a tentative agreement for a new gas gathering and processing contract. The contract is still subject to executive management approval and drafting of mutually acceptable documentation. Litigation deadlines have been extended for 90 days to give all the parties time to draft a definitive contract. Meanwhile, the parties continue to perform under the preliminary injunction issued by the court. The Trustee will continue to monitor this matter as it may relate to the Trust.

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

Calculation of Royalty Income

Royalty income received by the Trust for the three months ended March 31, 2011 and 2010, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended March 31,
	2011	2010

Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$35,557,971	$43,985,932
Oil proceeds	955,324	890,469

Total	36,513,295	44,876,401
Less production costs:
Severance tax — Gas	3,264,522	4,015,446
Severance tax — Oil	98,451	82,151
Lease operating expense and property tax	8,982,255	8,013,093
Capital expenditures	3,649,228	3,429,023

Total	15,994,456	15,539,713

Net profits	20,518,839	29,336,688
Net overriding royalty interest	75%	75%

Royalty Income	$15,389,129	$22,002,516

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2011 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended March 31, 2011 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

In March 2011, jurors in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarded a verdict of $9.74 million in favor of the plaintiff class, finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. Both parties have filed post-verdict motions and no final judgment has been entered. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Royalty Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated May 10, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated May 10, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: May 10, 2011

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Royalty Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated May 10, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated May 10, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.