Form 10-Q
period 2011-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2011-08-09
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Number of Units of beneficial interest outstanding at August 9, 2011: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2011 and the distributable income and changes in trust corpus for the three-month periods and six-month periods ended June 30, 2011 and 2010. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Cash and short-term investments	$5,914,592	$5,223,123
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $119,289,472 and $118,529,644 at June 30, 2011 and December 31, 2010, respectively)	13,986,056	14,745,884

	$19,900,648	$19,969,007

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$5,758,803	$5,067,334
Cash reserves	155,789	155,789
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	13,986,056	14,745,884

	$19,900,648	$19,969,007

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Royalty income	$15,568,211	$22,450,139	$30,957,341	$44,452,655
Interest income	683,060	4,776	684,525	213,089

Total revenue	16,251,271	22,454,915	31,641,866	44,665,744
General and administrative expenditures	526,817	774,334	1,048,502	1,455,845

Distributable income	$15,724,454	$21,680,581	$30,593,364	$43,209,899

Distributable income per Unit (46,608,796 Units)	$0.337370	$0.465161	$0.656385	$0.927076

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Trust corpus, beginning of period	$14,342,274	$16,323,490	$14,745,884	$16,843,731
Amortization of net overriding royalty interest	(356,218)	(521,509)	(759,828)	(1,041,750)
Distributable income	15,724,454	21,680,581	30,593,364	43,209,899
Distributions declared	(15,724,454)	(21,680,581)	(30,593,364)	(43,209,899)

Trust corpus, end of period	$13,986,056	$15,801,981	$13,986,056	$15,801,981

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed to the Tenth Circuit. Plaintiffs have filed a cross-appeal on several grounds, including that the trial court should have submitted the punitive damage issue to the jury. Briefing should commence in 30-60 days. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

During the second quarter of 2011, $681,548 was included in calculating net proceeds paid to the Trust as a result of the ongoing compliance audit process.

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

The Royalty constitutes the principal asset of the Trust. The beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980 received one freely tradable Unit for each share of the common stock of Southland Royalty then held. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became BROG. On March 31, 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., BROG’s parent. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn, is the parent of BROG. On July 14, 2011, ConocoPhillips announced that its board of directors approved the separation of the company’s refining and marketing business from its exploration and production business. According to ConocoPhillips, both businesses will be stand-alone, publicly traded corporations after the separation, which ConocoPhillips expects to complete by the first half of 2012. The Trustee will continue to monitor this situation’s effect on the Trust, if any.

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

Three Months Ended June 30, 2011 and 2010

The Trust received Royalty income of $15,568,211 and interest income of $683,060 during the second quarter of 2011. There was no change in cash reserves. After deducting administrative expenses of $526,817, distributable income for the quarter was $15,724,454 ($0.337370 per Unit). In the second quarter of 2010, Royalty income was $22,450,139, interest income was $4,776, administrative expenses were $774,334 and distributable income was $21,680,581 ($0.465161 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2011 were as follows:

April	$.082643
May	.131171
June	.123556

Quarter Total	$.337370

The Royalty income distributed in the second quarter of 2011 was lower than that distributed in the second quarter of 2010, primarily due to a decrease in the average gas price from $5.12 per Mcf for the second quarter of 2010 to $4.81 per Mcf for the second quarter of 2011. Interest income was higher for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010, due to additional interest from granted audit exceptions received in May 2011. Administrative expenses were lower in 2011 primarily as a result of decreased costs associated with litigation that was settled in April of 2010.

The capital costs attributable to the Underlying Properties for the second quarter of 2011 and deducted by BROG in calculating Royalty income were approximately $5.6 million as compared to approximately $2.2 million of capital costs in the second quarter of 2010. BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2011 is estimated at $13.6 million. Of the $13.6 million, approximately $3.25 million will be attributable to the capital budgets for 2010 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2011 could range from $5 million to $35 million.

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

BROG has informed the Trust that lease operating expenses and property taxes were $8,498,642 and $150,406, respectively, for the second quarter of 2011, as compared to $7,842,642 and $270,213, respectively, for the second quarter of 2010. BROG indicates the increase in operating expenses in the second quarter 2011 is due to pressure on costs as BROG competes for contract labor and services with other developments in the lower 48 states. Those costs are reflected in the second quarter distributions.

BROG has reported to the Trustee that during the second quarter of 2011, 13 gross (2.94 net) conventional wells and one gross (0.32 net) coal seam well were completed on the Underlying Properties. Eighteen gross (3.48 net) conventional wells were in progress at June 30, 2011.

There were nine gross (1.50 net) conventional wells completed on the Underlying Properties during the second quarter of 2010. Nineteen gross (2.22 net) conventional wells were in progress at June 30, 2010.

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

Royalty income for the quarter ended June 30, 2011 is associated with actual gas and oil production during February 2011 through April 2011 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended
	June 30,
	2011	2010

Gas:
Total sales (Mcf)	7,724,467	7,710,876
Mcf per day	86,792	86,639
Average price (per Mcf)	$4.81	$5.12
Oil:
Total sales (Bbls)	15,323	14,701
Bbls per day	172	165
Average price (per Bbl)	$91.18	$71.54

During the second quarter of 2011, average gas prices were $0.31 per Mcf lower than the average prices reported during the second quarter of 2010. The average price per barrel of oil during the second quarter of 2011 was $19.64 per barrel higher than that received for the second quarter of 2010.

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

However, BROG reports that it has been unable to reach agreement with EFS on gathering and processing contracts, and it has joined a group of others in an administrative proceeding before the New Mexico Public Utility Commission, complaining, inter alia, that EFS is insisting upon above-market rates and refusing to agree to essential pressure control services. EFS delivered notice to BROG terminating existing contracts effective December 1, 2010, but on December 10, 2010, an injunction was issued prohibiting EFS from reducing gas flows under the contracts. The dispute was the subject of a mediation conducted in March 2011, which resulted in a tentative agreement for a new gas gathering and processing contract. The contract is still subject to executive management approval and drafting of mutually acceptable documentation. Litigation deadlines, which were initially extended for 90 days, were further extended for 30-60 days to give all the parties time to finalize the language of a definitive contract, the terms of which are still under negotiation. Additionally, both parties are working toward resolving other issues prior to execution of the new agreement, such as historical imbalances and audits. BROG indicates the approval of the new agreement by its management will not be sought until all issues have been resolved. Meanwhile, the parties continue to perform under the preliminary injunction issued by the court. The implementation of the new agreement will likely not impact the Trust until the fourth quarter of 2011. The Trustee will continue to monitor this matter as it may relate to the Trust.

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

Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, the Trust received Royalty income of $30,957,341 and interest income of $684,525. There was no change in cash reserves. After deducting administrative expenses of $1,048,502, distributable income was $30,593,364 ($0.656385 per Unit) for the six months ended June 30, 2011. For the six months ended June 30, 2010, the Trust received Royalty income of $44,452,655 and interest income of $213,089. There was no change in cash reserves. After deducting administrative expenses of $1,455,845, distributable income was $43,209,899 ($0.927076 per Unit) for the six months ended June 30, 2010.

The decrease in distributable income from 2010 to 2011 resulted primarily from lower gas prices and higher capital expenditures during the first half of 2011 and the receipt of $2,600,000 in 2010 in settlement of the legal proceedings described in Part II, Item 1. Interest earnings for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 were higher due to the receipt of $681,548 in interest due on the late payment of net proceeds as a result of the ongoing negotiation of compliance audit issues. General and administrative expenses were lower for the six months ended June 30, 2011, as compared to the same period in 2010 primarily as a result of differences in timing in the receipt and payment of the expenses and also as a result of decreased costs associated with litigation that was settled in April of 2010.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 2011 amounted to approximately $9.3 million. Capital expenditures were approximately $5.7 million for the first six months of 2010. Lease operating expenses and property taxes totaled $17,210,683 and $420,619, respectively, as compared to $15,642,446 and $483,502, respectively, for the first six months of 2010.

BROG has reported to the Trustee that during the six months ended June 30, 2011, 28 gross (5.03 net) conventional wells and four gross (0.82 net) coal seam wells were completed on the Underlying Properties. There were 24 gross (5.43 net) conventional wells completed on the Underlying Properties in the six months ending June 30, 2010.

Royalty income for the six months ended June 30, 2011 is associated with actual gas and oil production during November 2010 through April 2011 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended
	June 30,
	2011	2010

Gas:
Total sales (Mcf)	15,823,372	16,239,746
Mcf per day	87,422	89,722
Average price (per Mcf)	$4.60	$5.14
Oil:
Total Sales (Bbls)	28,617	27,861
Bbls per day	158	154
Average price (per Bbl)	$82.20	$69.71

Calculation of Royalty Income

Royalty income received by the Trust for the three months and six months ended June 30, 2011 and 2010, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Gross proceeds of sales from the Underlying properties:
Gas proceeds	$37,193,201	$42,960,392	$72,751,172	$86,946,324
Oil proceeds	1,397,093	1,051,752	2,352,417	1,942,221

Total	38,590,294	44,012,144	75,103,589	88,888,545
Less production costs:
Severance tax — gas	3,421,847	3,634,956	6,686,370	7,650,402
Severance tax — oil	145,010	97,737	243,461	179,888
Lease operating expense and property tax	8,649,048	8,112,855	17,631,302	16,125,948
Capital expenditures	5,616,774	2,233,077	9,266,002	5,662,100

Total	17,832,679	14,078,625	33,827,135	29,618,338

Net profits	20,757,615	29,933,519	41,276,454	59,270,207
Net overriding royalty interest	75%	75%	75%	75%

Royalty Income	$15,568,211	$22,450,139	$30,957,341	$44,452,655

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2011 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended June 30, 2011 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed to the Tenth Circuit. Plaintiffs have filed a cross-appeal on several grounds, including that the trial court should have submitted the punitive damage issue to the jury. Briefing should commence in 30-60 days. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated August 9, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated August 9, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: August 9, 2011

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated August 9, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated August 9, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.