Form 10-Q
period 2011-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2011-11-09
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

Number of Units of beneficial interest outstanding at November 9, 2011: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2011 and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2011 and 2010. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Cash and short-term investments	$6,374,847	$5,223,123
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $119,692,700 and $118,529,644 at September 30, 2011 and December 31, 2010, respectively)	13,582,828	14,745,884

	$19,957,675	$19,969,007

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$6,219,058	$5,067,334
Cash reserves	155,789	155,789
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	13,582,828	14,745,884

	$19,957,675	$19,969,007

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Royalty income	$17,886,286	$19,033,188	$48,843,626	$63,485,843
Interest income	1,329	3,646	685,855	216,735

Total revenue	17,887,615	19,036,834	49,529,481	63,702,578
General and administrative expenditures	227,539	198,836	1,276,041	1,654,681

Distributable income	$17,660,076	$18,837,998	$48,253,440	$62,047,897

Distributable income per Unit (46,608,796 Units)	$0.378900	$0.404173	$1.035285	$1.331249

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Trust corpus, beginning of period	$13,986,056	$15,801,981	$14,745,884	$16,843,731
Amortization of net overriding royalty interest	(403,228)	(540,605)	(1,163,056)	(1,582,355)
Distributable income	17,660,076	18,837,998	48,253,440	62,047,897
Distributions declared	(17,660,076)	(18,837,998)	(48,253,440)	(62,047,897)

Trust corpus, end of period	$13,582,828	$15,261,376	$13,582,828	$15,261,376

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

BROG has informed the Trust that pursuant to an Order to Perform issued by the Minerals Management Service (“MMS”) dated June 10, 1998 (the “MMS Order”), the Jicarilla Apache Nation (the “Jicarilla”) alleged that in valuing production for royalty purposes one must perform (i) a major portion analysis, which calculates value on the highest price paid or offered for a major portion of the gas produced from the field where the leased lands are situated; and (ii) a dual accounting calculation, which computes royalties on the greater of (a) the value of gas prior to processing or (b) the combined value of processed residue gas and plant products plus the value of any condensate recovered downstream without processing. The MMS Order alleged that BROG’s dual accounting calculations on Native American leases were based on less than major portion prices. In December 2000, BROG and the Jicarilla entered into a settlement agreement resolving the issues associated with the dual accounting calculation. The major portion calculation issue remains outstanding. BROG takes the position that a judgment or settlement could entitle BROG to reimbursement from the Trust for past periods.

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed to the Tenth Circuit. Plaintiffs have filed a cross-appeal on several grounds, including that the trial court should have submitted the punitive damage issue to the jury. Briefs on the legal issues are being prepared for filing. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

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

Three Months Ended September 30, 2011 and 2010

The Trust received Royalty income of $17,886,286 and interest income of $1,329 during the third quarter of 2011. There was no change in cash reserves. After deducting administrative expenses of $227,539, distributable income for the quarter was $17,660,076 ($0.378900 per Unit). In the third quarter of 2010, Royalty income was $19,033,188, interest income was $3,646, administrative expenses were $198,836 and distributable income was $18,837,998 ($0.404173 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2011 were as follows:

July	$.129817
August	.115652
September	.133431

Quarter Total	$.378900

The Royalty income distributed in the third quarter of 2011 was lower than that distributed in the third quarter of 2010 primarily due to higher capital costs in the third quarter of 2011. The average gas price increased from $4.72 per Mcf for the third quarter of 2010 to $4.94 per Mcf for the third quarter of 2011. Interest income was lower for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010, due primarily to a decrease in funds available for investment and an interest adjustment relating to an audit exception. Administrative expenses were higher in 2011 primarily as a result of differences in timing in the receipt and payment of these expenses.

The capital costs attributable to the Underlying Properties for the third quarter of 2011 and deducted by BROG in calculating Royalty income were approximately $6.5 million as compared to approximately $3.1 million of capital costs in the third quarter of 2010. BROG had informed the Trust that its budget for capital expenditures for the Underlying Properties in 2011 was estimated at $13.6 million. Of the $13.6 million, approximately $3.25 million will be attributable to the capital budgets for 2010 and prior years. BROG initially reported that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2011 could range from $5 million to $35 million, but BROG more recently indicated it projects capital expenditures will range from $17 million to $20 million. In addition to the increased drilling activity, there has been significant activity related to compressor optimization (right sizing) and plunger lift optimization in the third quarter of 2011.

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

BROG has informed the Trust that lease operating expenses and property taxes were $8,938,611 and $150,406, respectively, for the third quarter of 2011, as compared to $8,126,778 and $270,213, respectively, for the third quarter of 2010. BROG indicates the increase in operating expenses in the third quarter 2011 is due to the application of expenses of approximately $613,000 incurred in 2010 but not recorded until 2011. Taxes for the third quarter were lower because, commencing in April 2011, BROG reduced its accrual for taxes from $90,000 per month to $50,000 per month. BROG adjusts its accruals for taxes based upon actual property taxes paid in the prior year.

BROG has reported to the Trustee that during the third quarter of 2011, 14 gross (1.61 net) conventional wells and one gross (0.22 net) coal seam well were completed on the Underlying Properties. Six gross (0.08 net) conventional wells and one gross (0.66 net) coal seam well were in progress at September 30, 2011.

There were 11 gross (0.83 net) conventional wells completed on the Underlying Properties during the third quarter of 2010. Eight gross (0.27 net) conventional wells and one gross (0.88 net) coal seam well were in progress at September 30, 2010.

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

Royalty income for the quarter ended September 30, 2011 is associated with actual gas and oil production during May 2011 through July 2011 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended
	September 30,
	2011	2010

Gas:
Total sales (Mcf)	8,565,498	8,357,488
Mcf per day	93,103	90,842
Average price (per Mcf)	$4.94	$4.72
Oil:
Total sales (Bbls)	14,701	17,524
Bbls per day	160	190
Average price (per Bbl)	$84.89	$63.48

During the third quarter of 2011, average gas prices were $0.22 per Mcf higher than the average prices reported during the third quarter of 2010. The average price per barrel of oil during the third quarter of 2011 was $21.41 per barrel higher than that received for the third quarter of 2010.

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

Although BROG was unable to reach agreement with EFS contemporaneously with the WFC contracts on gathering and processing, BROG reported on November 4, 2011 that it has recently signed a new agreement with EFS and that it is working on a summary of that agreement which it will share with the Trust, subject to conditions of confidentiality. The Trustee will continue to monitor this matter as it may relate to the Trust.

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

Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, the Trust received Royalty income of $48,843,626 and interest income of $685,855. There was no change in cash reserves. After deducting administrative expenses of $1,276,041, distributable income was $48,253,440 ($1.035285 per Unit) for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, the Trust received Royalty income of $63,485,843 and interest income of $216,735. There was no change in cash reserves. After deducting administrative expenses of $1,654,681, distributable income was $62,047,897 ($1.331249 per Unit) for the nine months ended September 30, 2010.

The decrease in distributable income from 2010 to 2011 resulted primarily from lower gas prices and increased production costs during the first nine months of 2011. Interest earnings were lower for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, due primarily to a decrease in funds available for investment and an interest adjustment relating to an audit exception.

General and administrative expenses were lower for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily as a result of differences in timing in the receipt and payment of the expenses, but also due to decreased costs associated with the litigation between BROG and the Trust described in Part II, Item I, below, which was settled in April 2010.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2011 amounted to approximately $15.8 million. Capital expenditures were approximately $8.7 million for the first nine months of 2010. Lease operating expenses and property taxes for the first nine months of 2011 totaled $26,149,294 and $571,025, respectively, as compared to $23,769,224 and $753,714, respectively, for 2010. In April 2011, BROG reduced its accrual for property taxes from $90,000 per month to $50,000 per month.

BROG has reported to the Trustee that during the nine months ended September 30, 2011, 42 gross (6.64 net) conventional wells and five gross (1.04 net) coal seam wells were completed on the Underlying Properties. There were 35 gross (6.26 net) conventional wells completed on the Underlying Properties during the nine months ended September 30, 2010.

Royalty income for the nine months ended September 30, 2011 is associated with actual gas and oil production during November 2010 through July 2011 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended
	September 30,
	2011	2010

Gas:
Total sales (Mcf)	24,388,870	24,597,234
Mcf per day	89,337	90,100
Average price (per Mcf)	$4.72	$5.00
Oil:
Total Sales (Bbls)	43,318	45,385
Bbls per day	159	166
Average price (per Bbl)	$83.12	$67.31

Calculation of Royalty Income

Royalty income received by the Trust for the three months and nine months ended September 30, 2011 and 2010, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$42,209,984	$39,469,691	$114,961,156	$126,416,015	(1)
Oil proceeds	1,248,036	1,112,462	3,600,453	3,054,682

Total	43,458,020	40,582,153	118,561,609	129,470,697
Less production costs:
Severance tax — gas	3,872,807	3,634,900	10,559,177	11,285,302
Severance tax — oil	115,679	111,545	359,139	291,433
Lease operating expense and property tax	9,089,017	8,396,991	26,720,319	24,522,938
Capital expenditures	6,532,136	3,061,133	15,798,139	8,723,233

Total	19,609,639	15,204,569	53,436,774	44,822,906

Net profits	23,848,381	25,377,584	65,124,835	84,647,791
Net overriding royalty interest	75%	75%	75%	75%

Royalty Income	$17,886,286	$19,033,188	$48,843,626	$63,485,843

(1)	Includes $2.6 million from the April 2010 settlement of litigation.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2011 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended September 30, 2011 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

BROG has informed the Trust that pursuant to an Order to Perform issued by the Minerals Management Service (“MMS”) dated June 10, 1998 (the “MMS Order”), the Jicarilla Apache Nation (the “Jicarilla”) alleged that in valuing production for royalty purposes one must perform (i) a major portion analysis, which calculates value on the highest price paid or offered for a major portion of the gas produced from the field where the leased lands are situated; and (ii) a dual accounting calculation, which computes royalties on the greater of (a) the value of gas prior to processing or (b) the combined value of processed residue gas and plant products plus the value of any condensate recovered downstream without processing. The MMS Order alleged that BROG’s dual accounting calculations on Native American leases were based on less than major portion prices. In December 2000, BROG and the Jicarilla entered into a settlement agreement resolving the issues associated with the dual accounting calculation. The major portion calculation issue remains outstanding. BROG takes the position that a judgment or settlement could entitle BROG to reimbursement from the Trust for past periods.

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed to the Tenth Circuit. Plaintiffs have filed a cross-appeal on several grounds, including that the trial court should have submitted the punitive damage issue to the jury. Briefs on the legal issues are being prepared for filing. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated November 9, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated November 9, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: November 9, 2011

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*
(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*
(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*
31	Certification required by Rule 13a-14(a), dated November 9, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**
32	Certification required by Rule 13a-14(b), dated November 9, 2011, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 2525 Ridgmar Boulevard, Suite 100, Fort Worth, Texas 76116.

**	Filed herewith.

***	Furnished herewith.