Form 10-K
period 2011-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2012-02-29
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 1-8032

San Juan Basin Royalty Trust

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Compass Bank 300 W. 7th Street, Suite B Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(866) 809-4553

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2011: $1,137,386,775.

At February 29, 2012, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

“Units of Beneficial Interest” and “Description of the Properties”, in registrant’s Annual Report to Unit Holders for the year ended December 31, 2011, are incorporated herein by reference for Item 5 (Market for Registrant’s Units, Related Unit Holder Matters and Issuer Purchases of Units) and Item 7 (Trustee’s Discussion and Analysis of Financial Condition and Results of Operation) of Part II of this Report.

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

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “First Restated Indenture”) and, effective as of December 12, 2007, the First Restated Indenture was amended and restated (the First Restated Indenture, as amended and restated, the “Indenture”). The Trustee of the Trust is Compass Bank (as a result of the merger discussed below). The principal office of the Trust is located at 300 West 7th Street, Suite B, Fort Worth, Texas 76102 (toll-free telephone number (866) 809-4553). The Trust maintains a website at www.sjbrt.com. The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the Securities and Exchange Commission (the “SEC”) through its website as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC.

Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) effective November 1, 1980, Southland conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”). The Royalty is similar to a net profits interest and it burdens certain of Southland’s oil and gas leasehold interests (the “Underlying Properties”) in properties located in the San Juan Basin of northwestern New Mexico, all as more particularly described in the Conveyance and under “Item 2. Properties” herein.

As a result of a merger on March 24, 2006, Compass Bank succeeded TexasBank as Trustee of the Trust. On September 7, 2007, Compass Bank’s parent company, Compass Bancshares, Inc., was acquired by and is now a wholly-owned subsidiary of Banco Bilbao Vizcaya Argentaria, S.A.

The Royalty constitutes the principal asset of the Trust. The beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland outstanding as of the close of business on November 3, 1980. Each stockholder of Southland of record at the close of business on November 3, 1980 received one freely tradable Unit for each share of the common stock of Southland then held. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland’s successor became BROG. On March 31, 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., BROG’s parent. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn, is the parent of BROG.

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

The Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee, 300 West 7th Street, Suite B, Fort Worth, Texas 76102 (toll-free telephone number (866) 809-4553, email address: sjt@bbvacompass.com), is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT. The tax information is generally posted by the Trustee at www.sjbrt.com.

The Trust received approximately $68 million, $80 million, and $31.9 million in Royalty Income from BROG in each of the fiscal years ended December 31, 2011, 2010, and 2009, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $67.2 million, $78.4 million, $30.2 million to Unit Holders in each of the fiscal years ended December 31, 2011, 2010, and 2009, respectively. The Trust’s corpus was approximately $13.1 million, $14.7 million, and $16.8 million as of December 31, 2011, 2010, and 2009, respectively.

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

The Underlying Properties are primarily gas producing properties. Normally there is greater demand for gas used for heating or air conditioning purposes in the summer and winter months than during the rest of the year. Otherwise, the Royalty Income is not subject to seasonal factors or in any manner related to or dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

The Royalty conveyed to the Trust was carved out of Southland’s (now BROG’s) working interests and royalty interests in certain properties situated in the San Juan Basin in northwestern New Mexico. See “Item 1.

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

Producing Acreage, Wells and Drilling

The Underlying Properties consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico and 4,049 gross (1,180.5 net) wells, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (5.50 net) are oil wells and the balance are gas wells. BROG reports that approximately 828 gross (324.5 net) of the wells are multiple completion wells resulting in a total of 4,877 gross (1,505 net) completions. The Trust has inquired of BROG whether the acreage is developed or undeveloped. BROG has informed the Trust that all of the subject acreage is held by production, and even though it has not been fully developed in every formation, BROG has classified all of such acreage as developed. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland began development of coal seam reserves in the Fruitland Coal formation. In 2011 BROG drilled a well which was completed not only to the Mesaverde and the Dakota formations, but also to the Mancos Shale formation which lies between the two. BROG indicates it will continue to study the Mancos Shale formation and to drill wells intended to be completed to all three of the Mesaverde, Dakota and Mancos Shale formations.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by BROG.

Capital expenses of $21 million were included in calculating Royalty Income paid to the Trust in calendar year 2011, and included expenditures for the drilling and completion of 56 gross (12.05 net) conventional wells and five gross (1.04 net) coal seam wells. There were nine gross (1.99 net) conventional wells in progress as of December 31, 2011. All of the wells were development wells and there were no dry development wells drilled in 2011.

Approximately $15.1 million of capital expenditures covered 251 projects budgeted for 2011. Approximately $11.9 million of those costs were incurred in drilling 23 new wells commenced in 2011 to be operated by BROG and none to be operated by third parties. The balance of the expenditures allocable to 2011 projects was attributable to the workover of existing wells and the maintenance and improvement of production facilities.

The $21 million of capital expenses reported by BROG for 2011 included approximately $5.9 million attributable to the capital budgets for prior years. This occurs because capital expenditures are deducted in calculating royalty income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

During 2010, in calculating Royalty Income, BROG deducted approximately $13.1 million of capital expenditures for projects, including drilling and completion of 61 gross (8.63 net) conventional wells and six gross (1.65 net) coal seam wells. There were eight gross (0.32 net) conventional wells and two gross (0.07 net) coal seam wells in progress as of December 31, 2010. All of the wells were development wells and there were no dry development wells drilled in 2010.

During 2009, in calculating Royalty Income, BROG deducted approximately $33.6 million of capital expenditures for projects, including drilling and completion of 92 gross (17.18 net) conventional wells, 36 gross (19.55 net) coal seam wells, two gross (.84 net) conventional recompletions, and one gross (.85 net) coal seam recompletion. There were 11 gross (1.21 net) conventional wells in progress as of December 31, 2009. All of the wells were development wells and there were no dry development wells drilled in 2009.

BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2012 is estimated at $20.8 million. Of the $20.8 million, approximately $5 million will be attributable to the capital budgets for 2011 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2012 could range from $5 million to $35 million.

BROG anticipates 383 projects in 2012. Approximately $12.4 million of the $20.8 million budget is allocable to 21 new wells, including 9 wells scheduled to be dually completed in the Mesaverde and Dakota formations and 12 wells to be completed in all three of the Mesaverde, Mancos Shale and Dakota formations. Approximately $3.4 million will be spent on workovers and facilities projects. Of the $5 million attributable to the budgets for prior years, approximately $3 million is allocable to 20 new wells and the $2 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects.

In February 2002, BROG informed the Trust that the New Mexico Oil Conservation Division (the “OCD”) had approved plans for 80-acre infill drilling of the Dakota formation in the San Juan Basin. In July 2003, the OCD approved 160-acre spacing in the Fruitland Coal formation. Eighty-acre spacing has been permitted in the Mesaverde formation since 1997. BROG is participating in an ongoing study involving test wells completed to the Mesaverde and/or Dakota formations, with some of the test wells drilled on a less than 80-acre spacing basis. In 2009, BROG drilled and completed a horizontal well in the Fruitland Coal formation on acreage that is burdened by the Royalty. BROG indicates that it will continue its program of horizontal drilling in 2012, with three or four horizontal wells planned to be drilled. While a horizontal well costs materially more to drill than a more traditional vertical well, the new technology enables the operator to reach additional reserves in areas not fully exploited. BROG reports it anticipates operating approximately three drilling rigs in the San Juan Basin during 2012 and that emphasis will be placed on re-working existing wells.

Oil and Gas Production

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2011, were as follows:

	2011		2010		2009
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Production	15,265,827	26,981	17,102,939	31,808	9,823,255	15,961
Average Price	$4.76	$81.08	$4.86	$67.08	$3.48	$53.45

Production volumes and costs attributable to the Underlying Properties for the three years ended December 31, 2011, were as follows:

	2011	2010	2009
Production (Mcf)	32,964,647	33,378,855	35,067,662
Total Production Costs (including capital expenses)	$70,849,834	$61,766,699	$77,490,462
Average Production Costs per unit of Production	$2.1493	$1.8505	$2.2097
Lease Operating Expenses	$34,249,734	$32,416,413	$32,166,198
Average Lifting Cost per unit of Production	$1.0390	$.9712	$.9173

Pricing Information

Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. Gas production from the Underlying Properties totaled 32,964,647 Mcf during 2011.

BROG previously entered into four contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by a pre-existing contract with New Mexico Gas Company, Inc. (“NMGC”). The then current purchasers were Chevron Natural Gas, a division of Chevron USA, Inc. (“Chevron”), Pacific Gas and Electric Company (“PG&E”), BP Energy Company, Macquarie Cook Energy LLC, and NMGC. In March 2010, notice of termination of each of the Chevron, BP Energy Company and Macquarie Cook Energy LLC contracts was given such that they terminated effective March 31, 2011. Requests for proposal were circulated to potential purchasers of those packages of gas covered by the expiring contracts with a view toward obtaining new contracts to be effective April 1, 2011. Neither BROG, PG&E, nor NMGC gave notice of termination of their contracts such that the terms of those two contracts were automatically extended through at least March 31, 2013.

BROG entered into three new contracts effective April 1, 2011, for the sale of the gas produced from the Underlying Properties but not sold under the two pre-existing contracts. The purchasers under such new contracts are Chevron, PG&E and Salt River Project Agricultural Improvement and Power District (“SRP”). All five of the current contracts provided for (i) the delivery of such gas at various delivery points through March 31, 2013 and from year-to-year thereafter, until terminated by either party on written notice (except for the SRP contract which terminates March 31, 2012); and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. Requests for proposals have been circulated with a view toward entering into a new contract expiring March 31, 2013 for the sale of those volumes currently sold under contracts set to expire March 31, 2012.

On or about January 4, 2012 the operator of the Lybrook gas processing plant took that facility out of service and rerouted gas formerly treated there to its Ignacio plant. Because the NMGC system is not interconnected with the Ignacio plant it became impossible for BROG to sell gas to NMGC under the contract described above such that BROG declared a force majeure event and terminated the NMGC contract. BROG negotiated a contract to sell the NMGC volumes to Chevron at prices and terms acceptable to the Trust’s consultants for the period through the March 31, 2013 termination date of the prior NMGC contract.

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

Although BROG was initially unable to reach agreement with EFS contemporaneously with the WFC contracts on gathering and processing, BROG reported that it has recently signed a new agreement with EFS which was effective November 1, 2011 for a term of 15 years. BROG has disclosed to the Trust a summary of that agreement which the Trust will review with its consultants, subject to conditions of confidentiality. The Trustee will continue to monitor this matter as it may relate to the Trust.

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

Oil and Gas Reserves

The following are definitions adopted by the SEC and the Financial Accounting Standards Board which are applicable to terms used within this Annual Report on Form 10-K:

“Estimated future net revenues” are computed by applying current oil and gas prices (with consideration of price changes only to the extent provided by contractual arrangements and allowed by federal regulation) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. See 17 CFR 210.4-10(c)(4)(A). “Estimated future net revenues” are sometimes referred to in this Annual Report on Form 10-K as “estimated future net cash flows.”

“Present value of estimated future net revenues” is computed using the estimated future net revenues (as defined above) and a discount rate of 10%. See 17 CFR 210.4-10(c)(4)(A).

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

“Proved reserves” are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. See 17 CFR 210.4-10(a)(22); 17 CFR 210.4-10(a)(2)(iii).

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

The process of estimating oil and gas reserves is complex and requires significant judgment. The Trust, however, does not have information that would be available to a company with oil and gas operations because detailed information is not generally available to owners of royalty interests. Given this, the Trustee accumulates information and data provided by BROG regarding the Royalty derived from the Underlying Properties and provides such information to Cawley, Gillespie & Associates, Inc. (“CG&A”). CG&A extrapolates from such information estimates of the reserves attributable to the Underlying Properties based on its expertise in the oil and gas fields where the Underlying Properties are situated, as well as publicly available information. The Trust maintains internal controls and procedures applicable to reserve estimation which are reviewed annually and updated as required and reviews the reserve reports prepared by CG&A for reasonableness. The Trust’s internal controls and procedures regarding reserve estimates require proved reserves to be determined and disclosed in compliance with the SEC definitions and guidance.

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust verifies the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and gas reserves as of December 31, 2008, 2009, 2010 and 2011 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 23 years of practice experience in petroleum engineering. He is a registered professional engineer in the State of Texas (License No. 71055). He graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2008, to December 31, 2011, (in thousands):

	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
Reserves as of December 31, 2008	249	156,334

Revisions of previous estimates	(30)	(17,386)
Extensions, discoveries and other additions	4	4,711
Production	(16)	(9,823)

Reserves as of December 31, 2009	207	133,836

Revisions of previous estimates	87	21,223
Extensions, discoveries and other additions	6	4,150
Production	(32)	(17,103)

Reserves as of December 31, 2010	268	142,106

Revisions of previous estimates	6	6,873
Extensions, discoveries and other additions	8	2,228
Production	(27)	(15,266)

Reserves as of December 31, 2011	255	135,941

Estimated quantities of proved developed oil and gas reserves as of December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Crude Oil (Bbls)	239	253	197
Natural Gas (Mcf)	130,707	135,170	127,771

A summary of estimated quantities by geographic area for proved oil and gas reserves and undeveloped oil and gas reserves as of December 31, 2011 were as follows (in thousands):

Reserves Category	Crude Oil Reserves	Natural Gas Reserves
	(Bbls)	(Mcf)
Developed:
United States	239	130,707
Other Countries	0	0
Undeveloped:
United States	16	5,234
Other Countries	0	0

Total Proved	255	135,941

Based on information provided by BROG, there were 75 PUDs identified as of December 31, 2011, as compared to 113 as of December 31, 2010. This estimate does not include one PUD identified but not drilled within five years from date of booking. For the year ended December 31, 2011, an aggregate of 18 Mbbls of oil and 9,700 MMcf of gas were converted from proved undeveloped reserves to proved developed reserves.

The current estimate has also been adjusted to take into account the elimination of PUDs no longer deemed commercially viable due to declines in the market price of natural gas, as well as new PUDs identified during the year and those converted to proved developed, all in the ordinary course of business. See Item 2. Properties, above, for a discussion of historical and budgeted investment and progress to convert PUDs to proved developed.

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

The 2011, 2010 and 2009 changes in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves are as follows (in thousands):

	2011	2010	2009
Balance, January 1	$382,008	$278,033	$435,730
Revisions of prior-year estimates, change in prices and other	27,753	146,577	(178,977)
Extensions, discoveries and other additions	4,474	9,567	9,596
Accretion of discount	38,201	27,803	43,573
Royalty Income	(68,030)	(79,972)	(31,889)

Balance, December 31	$384,406	$382,008	$278,033

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

For 2011, $4.82 per Mcf of gas and $84.36 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of the month pricing of $4.12 per MMBtu of NYMEX natural gas and $96.19 per Bbl of West Texas Intermediate oil. The slightly downward revision in reserve quantities for 2011 is primarily due to the natural decline in the production from the properties.

For 2010, $4.63 per Mcf of gas and $68.38 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $4.38 per MMBtu of NYMEX natural gas and $79.43 per Bbl of West Texas Intermediate oil. The upward revision in reserve quantities for 2010 was due primarily to higher average gas prices during 2010 as compared to 2009.

For 2009, $3.49 per Mcf of gas and $51.98 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $3.87 per MMBtu of NYMEX natural gas and $61.18 per Bbl of West Texas Intermediate oil.

The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2011, 2010, and 2009 (in thousands, except amounts per Unit):

	2011		2010		2009
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved	$670,246	$384,406	$655,347	$382,008	$462,467	$278,033
Proved Developed	$644,044	$373,492	$626,106	$367,835	$441,932	$268,469
Total Proved Per Unit	$14.38	$8.25	$14.06	$8.20	$9.92	$5.97

Although estimated quantities of proved reserves declined slightly in 2011 as compared to 2010, the estimated future net revenue increased slightly, primarily due to higher prices for liquids products produced in connection with natural gas. Proved reserve quantities are estimates based on information available at the time of preparation and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of those reserves may be substantially different from the above estimates. Moreover, the present values shown above should not be considered the market values of such oil and gas reserves or the costs that would be incurred to acquire equivalent reserves. A market value determination would require the analysis of additional parameters. Reserve estimates were not filed with any Federal authority or agency other than the SEC.

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

Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. The Trust cannot predict when or if any such proposals might become effective, or their effect, if any, on the Trust. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach to natural gas sales pursued over the last decade by FERC and Congress will continue.

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

As discussed herein under Part II, Item 9A (Controls and Procedures), due to the pass-through nature of the Trust, BROG is the primary source of the information disclosed in this Annual Report on Form 10-K and the other periodic reports filed by the Trust with the SEC. Although the Trustee receives periodic updates from BROG regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on BROG’s timely delivery of the information to the Trust.

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

BROG has informed the Trust that pursuant to an Order to Perform issued by the Minerals Management Service (“MMS”) dated June 10, 1998 (the “MMS Order”), the Jicarilla Apache Nation (the “Jicarilla”) alleged that in valuing production for royalty purposes one must perform (i) a major portion analysis, which calculates value on the highest price paid or offered for a major portion of the gas produced from the field where the leased lands are situated; and (ii) a dual accounting calculation, which computes royalties on the greater of (a) the value of gas prior to processing or (b) the combined value of processed residue gas and plant products plus the value of any condensate recovered downstream without processing. The MMS Order alleged that BROG’s dual accounting calculations on Native American leases were based on less than major portion prices. In 2000, BROG and the Jicarilla entered into a settlement agreement resolving the issues associated with the dual accounting calculation. The major portion calculation issue remains outstanding. BROG takes the position that a judgment or settlement could entitle BROG to reimbursement from the Trust for past periods.

In 2007 BROG obtained an Administrative Order from the Department of the Interior (the “DOI”) rejecting that portion of the MMS Order requiring BROG to calculate and pay additional royalties based on the major portion price derived by the MMS. The Jicarilla filed suit solely against the DOI in the United States District Court for the District of Columbia in an action entitled 1:07-CV-00803-RJL, Jicarilla Apache Nation v. Department of Interior (the “DOI Case”) seeking a declaration that the Administrative Order is unlawful and of no force and effect, as well as an injunction requiring enforcement of the underlying major portion orders that were rejected by the Assistant Secretary. In 2009, a summary judgment was entered by the district court in the DOI Case upholding the Administrative Order and dismissing the Jicarilla’s claims. The Jicarilla appealed to the U.S. Court of Appeals for the D.C. Circuit. On July 16, 2010, the U.S. Court of Appeals held that the 2007 Administrative Order dismissing the Jicarilla claims was arbitrary and capricious with respect to January 1984 through February 1988 production periods and by Memorandum Order dated October 7, 2011, remanded the matter to the DOI for further proceedings. While a judgment or settlement in the DOI Case could impact the Royalty income of the Trust, BROG has informed the Trust that it does not have sufficient information to estimate a range of loss for the Trust because the DOI has not provided a major portion calculation for the January 1984 to February 1988 time period as required by the July 16, 2010 Court of Appeals ruling described above. BROG indicates that the situation will not be alleviated until the DOI provides BROG with a new Order to Perform or similar notice, but that it cannot predict when or if the DOI will provide such information or notice. The Trust’s consultants will continue to monitor developments in this matter and analyze the appropriateness of the allocation, if any, by BROG of any portion of any settlement or judgment in calculating the Royalty.

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed to the Tenth Circuit. Plaintiffs have filed a cross-appeal on several grounds, including that the trial court should have submitted the punitive damage issue to the jury. Briefs on the legal issues have been prepared and filed and the parties are awaiting word from the Court whether it will set the matter for oral argument or decide the case based on the briefs. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

ITEM 4.	Reserved.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The information under “Units of Beneficial Interest” in the Trust’s Annual Report to Unit Holders for the year ended December 31, 2011, is incorporated herein by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007
Royalty Income	$68,029,748	$79,971,751	$31,888,681	$144,588,156	$113,803,339
Distributable income	67,190,000	78,355,835	30,173,056	143,081,245	113,221,235
Distributable income per Unit	1.441573	1.681139	.647367	3.069833	2.429184
Distributions per Unit	1.441573	1.681139	.647367	3.069833	2.429184
Total assets, December 31	20,246,377	19,969,007	22,185,213	25,377,265	28,923,416

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The “Description of the Properties” in the Trust’s Annual Report to Unit Holders for the year ended December 31, 2011, is herein incorporated by reference.

Gas and Oil Production

Total gas and oil production from the Underlying Properties for the five years ended December 31, 2011 were as follows:

	2011	2010	2009	2008	2007
Gas — Mcf	32,964,647	33,378,855	35,067,662	34,527,043	36,961,349
Mcf per Day	90,314	91,449	96,076	94,336	101,264
Oil-Bbls	58,908	62,675	58,603	50,323	65,755
Bbls per Day	161	172	161	137	180

Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Gas and oil sales attributable to the Royalty for the past five years are summarized in the following table:

	2011	2010	2009	2008	2007
Gas — Mcf	15,265,827	17,102,939	9,823,255	19,529,046	20,116,806
Average Price (per Mcf)	$4.76	$4.86	$3.48	$8.28	$6.11
Oil — Bbls	26,981	31,808	15,961	28,221	35,129
Average Price (per Bbl)	$81.08	$67.08	$53.45	$99.32	$63.14

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

The fluctuations in annual gas production that have occurred during these five years generally resulted from changes in the demand for gas during that time, market conditions, and increased capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Underlying Properties is influenced by the line pressure of the gas gathering systems in the San Juan Basin. As noted above, oil and gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and gas prices and capital expenditures.

BROG previously entered into four contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by a pre-existing contract with New Mexico Gas Company, Inc. (“NMGC”). The then current purchasers were Chevron Natural Gas, a division of Chevron USA, Inc. (“Chevron”), Pacific Gas and Electric Company (“PG&E”), BP Energy Company, Macquarie Cook Energy LLC, and NMGC. In March 2010, notice of termination of each of the Chevron, BP Energy Company and Macquarie Cook Energy LLC contracts was given such that they terminated effective March 31, 2011. Requests for proposal were circulated to potential purchasers of those packages of gas covered by the expiring contracts with a view toward obtaining new contracts to be effective April 1, 2011. Neither BROG, PG&E, nor NMGC gave notice of termination of their contracts such that the terms of those two contracts were automatically extended through at least March 31, 2013.

BROG entered into three new contracts effective April 1, 2011, for the sale of the gas produced from the Underlying Properties but not sold under the two pre-existing contracts. The purchasers under such new contracts are Chevron, PG&E and Salt River Project Agricultural Improvement and Power District (“SRP”). All five of the current contracts provided for (i) the delivery of such gas at various delivery points through March 31, 2013 and from year-to-year thereafter, until terminated by either party on written notice (except for the SRP contract which terminates March 31, 2012); and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. Requests for proposals have been circulated with a view toward entering into a new contract expiring March 31, 2013 for the sale of those volumes currently sold under contracts set to expire March 31, 2012.

On or about January 4, 2012 the operator of the Lybrook gas processing plant took that facility out of service and rerouted gas formerly treated there to its Ignacio plant. Because the NMGC system is not interconnected with the Ignacio plant it became impossible for BROG to sell gas to NMGC under the contract described above such that BROG declared a force majeure event and terminated the NMGC contract. BROG negotiated a contract to sell the NMGC volumes to Chevron at prices and terms acceptable to the Trust’s consultants for the period through the March 31, 2013 termination date of the prior NMGC contract.

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

Although BROG was initially unable to reach agreement with EFS contemporaneously with the WFC contracts on gathering and processing, BROG reported that it has recently signed a new agreement with EFS which was effective November 1, 2011 for a term of 15 years. BROG has disclosed to the Trust a summary of that agreement which the Trust will review with its consultants, subject to conditions of confidentiality. The Trustee will continue to monitor this matter as it may relate to the Trust.

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

Royalty Income

Royalty Income consists of monthly Net Proceeds attributable to the Royalty. Royalty Income for the five years ended December 31, 2011 was determined as shown in the following table:

	2011	2010		2009	2008	2007
Gross Proceeds From The Underlying Properties:
Gas	$156,770,429	$164,194,440	(1)	$117,091,623	$274,759,523	$225,276,909
Oil	4,785,736	4,201,260		2,917,081	4,944,422	4,114,534
Other	-0-	-0-		-0-	-0-	279,101	(2)

Total	$161,556,165	$168,395,700		$120,008,704	$279,703,945	$229,670,544

Capital Expenditures	$21,052,419	$13,101,962		$33,596,883	$26,992,650	$27,354,003
Severance tax — Gas	14,343,854	14,816,771		10,526,019	25,500,279	21,213,310
Severance Tax — Oil	482,396	407,627		283,744	483,725	406,776
Other	-0-	-0-		1,020	-0-	-0-
Lease Operating Expenses and Property Taxes	34,971,165	33,440,339		33,082,796	33,943,082	28,958,669

Total	$70,849,834	$61,766,699		$77,490,462	$86,919,736	$77,932,758

Net Profits	$90,706,331	$106,629,001		$42,518,242	$192,784,209	$151,737,786
Net Overriding Royalty Interest	75%	75%		75%	75%	75%
Royalty Income	$68,029,748	$79,971,751		$31,888,681	$144,588,156	$113,803,339

(1)	In May 2010, gas proceeds included $2,600,000 received in settlement of litigation.

(2)	Represents funds allocated to the Trust as part of the ongoing negotiation of compliance audit exceptions.

Distributable Income

“Distributable Income” (as that term is used herein) consists of Royalty Income plus interest, less the general and administrative expenses of the Trust and any changes in cash reserves established by the Trustee.

For the year ended December 31, 2011, Distributable Income was $67,190,000 as compared to $78,355,835 for the year ended December 31, 2010. Distributable Income in 2009 was $30,173,056.

The Trust received Royalty Income of $68,029,748 and interest income of $679,952 in 2011. After deducting administrative expenses of $1,519,700, Distributable Income for 2011 was $67,190,000 ($1.441573 per Unit). In 2010, Royalty Income was $79,971,751, interest income was $309,437, and administrative expenses were $1,925,353, resulting in Distributable Income of $78,355,835 ($1.681139 per Unit). The decrease in Distributable Income from 2010 to 2011 was primarily attributable to lower natural gas pricing, but also as a result of material increases in capital expenditures. Interest earnings in 2011 were higher as compared to 2010, primarily due to an increase in the amount of interest received on late payments of Gross Proceeds used in the calculation of the Royalty. Administrative expenses were lower in 2011, as compared to 2010 primarily as a result of differences in timing in the receipt and payment of these expenses and also as a result of decreased costs associated with the settlement of litigation described in Part I, Item 3.

In 2009, the Trust received Royalty Income of $31,888,681 and interest income of $303,206. After deducting administrative expenses of $2,018,831, Distributable Income for 2009 was $30,173,056 ($0.647367 per Unit). The increase in Distributable Income from 2009 to 2010 was primarily attributable to higher natural gas pricing, but also as a result of material reductions in capital expenditures. Interest earnings in 2010 were higher as compared to 2009, primarily due to an increase in the amount of funds available for investment.

The Trustee has been informed that the New Mexico Oil and Gas Proceeds and Pass-Through Entity Withholding Tax Act (the “Withholding Tax Act”) requires remitters who pay certain oil and gas proceeds on or after January 1, 2010 from production on New Mexico wells to withhold income taxes from such proceeds in the case of certain nonresident recipients. The Trustee, on advice of New Mexico counsel, has observed that “net profits interests,” such as the Royalty, and other types of interests, the extent of which cannot be determined with respect to a specific share of the oil and gas production, as well as amounts deducted from payments that are for expenses related to oil and gas production, are excluded from the withholding requirements of the Withholding Tax Act. Unit holders are reminded to consult with their tax advisors regarding the applicability of New Mexico income tax to distributions received from the Trust by a Unit holder.

Operating Expenses

Monthly operating expenses of the Underlying Properties, exclusive of property taxes, in 2011 averaged approximately $2,854,144, as compared to the $2,701,368 average in 2010. Operating expenses averaged higher in 2011 primarily because of a material non-recurring expense adjustment in 2011 and because there were fewer credits to lease operating expense derived from audit exceptions in 2011 as compared to 2010. The average for 2009 was $2,680,517.

Settlements

As part of the September 4, 1996, settlement of the litigation filed by the Trustee on June 4, 1992 against BROG and Southland, the Trustee and BROG established a formal protocol pursuant to which compliance auditors retained by the Trustee gained improved access to BROG’s books and records as applicable to the Underlying Properties. The audit process was initiated in 1996 and, since inception, has resulted in audit exceptions being granted by and payments or credits received from BROG totaling approximately $39.7 million.

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

Capital Expenditures

Capital expenses of $21 million were included in calculating Royalty Income paid to the Trust in calendar year 2011, and included expenditures for the drilling and completion of 56 gross (12.05 net) conventional wells and five gross (1.04 net) coal seam wells. There were nine gross (1.99 net) conventional wells in progress as of December 31, 2011. All of the wells were development wells and there were no dry development wells drilled in 2011.

Approximately $15.1 million of capital expenditures covered 251 projects budgeted for 2011. Approximately $11.9 million of those costs were incurred in drilling 23 new wells commenced in 2011 to be operated by BROG and none to be operated by third parties. The balance of the expenditures allocable to 2011 projects was attributable to the workover of existing wells and the maintenance and improvement of production facilities.

The $21 million of capital expenses reported by BROG for 2011 included approximately $5.9 million attributable to the capital budgets for prior years. This occurs because capital expenditures are deducted in calculating royalty income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Further, BROG’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by BROG, BROG’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

Results of the 4th Quarters of 2011 and 2010

For the three months ended December 31, 2011, Distributable Income was $18,936,560 ($0.406288 per Unit), which was more than the $16,307,939 ($0.349890 per Unit) of income distributed during the same period in 2010. The increase in Distributable Income resulted primarily from an increase in the average gas price.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2011 and 2010 were as follows:

	2011	2010
Underlying Properties
Gas-Mcf	8,575,777	8,781,621
Mcf per Day	93,215	95.452
Average Price (per Mcf)	$4.87	$4.30
Oil — Bbls	15,590	17,290
Bbls per Day	169	188
Average Price (per Bbl)	$76.03	$66.31
Attributable to the Royalty
Gas — Mcf	4,218,794	4,095,973
Oil — Bbls	7,594	8,009

The average price of gas and oil increased in the fourth quarter of 2011 compared to the same period of 2010. The price per barrel of oil during the fourth quarter of 2010 was $9.72 higher than that received in the fourth quarter of 2010. Gas production decreased in the fourth quarter of 2011 because new production brought on line in 2011 failed to completely offset the natural decline in production from existing wells.

Capital costs for the fourth quarter of 2011 totaled $5,254,281 compared to $4,378,728 during the same period of 2010. Lease operating expenses and property taxes for the fourth quarter of 2011 averaged $2,750,282 per month compared to $2,972,467 per month in the fourth quarter of 2010. Operating expenses were lower in the fourth quarter of 2011 than for the fourth quarter of 2010 because of lower rental, compression, maintenance and repair costs, but also due to the timing of the receipt and payment of invoices. Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2011 and 2010 were as follows:

	2011	2010
October	$.122104	$.132684
November	.135166	.108485
December	.149018	.108721

Quarter Total	$0.406288	$0.349890

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and Short-Term Investments	$7,101,319	$5,223,123
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net	13,145,058	14,745,884

TOTAL	$20,246,377	$19,969,007

LIABILITIES & TRUST CORPUS
Distribution Payable to Unit holders	$6,945,530	$5,067,334
Cash Reserves	155,789	155,789
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	13,145,058	14,745,884

TOTAL	$20,246,377	$19,969,007

Statements of Distributable Income

For each of the years ended December 31

	2011	2010	2009
Royalty Income	$68,029,748	$79,971,751	$31,888,681
Interest Income	679,952	309,437	303,206

	68,709,700	80,281,188	32,191,887
Expenditures — General and Administrative	1,519,700	1,925,353	2,018,831

Distributable Income	$67,190,000	$78,355,835	$30,173,056

Distributable Income per Unit (46,608,796 Units)	$1.441573	$1.681139	$0.647367

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statements of Changes in Trust Corpus

For each of the years ended December 31

	2011	2010	2009
Trust Corpus, Beginning of Period	$14,745,884	$16,843,731	$17,927,498
Amortization of Net Overriding Royalty Interest	(1,600,826)	(2,097,847)	(1,083,767)
Distributable Income	67,190,000	78,355,835	30,173,056
Distributions Declared	(67,190,000)	(78,355,835)	(30,173,056)

Trust Corpus, End of Period	$13,145,058	$14,745,884	$16,843,731

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Notes to Financial Statements

1.     Trust Organization and Provisions

The San Juan Basin Royalty Trust (the “Trust”) was established as of November 1, 1980. Southland Royalty Company (“Southland”) conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) which burdens certain of Southland’s oil and gas leasehold interests (the “Underlying Properties”) in properties located in the San Juan Basin in northwestern New Mexico. Through an acquisition completed March 24, 2006, Compass Bank succeeded TexasBank as “Trustee” (herein so called) of the Trust. On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and is now a wholly-owned subsidiary of BBVA.

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

The initial carrying value of the Royalty ($133,275,528) represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2011 and 2010 aggregated $120,130,470 and $118,529,644, respectively.

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

Notes to Financial Statements — (Continued)

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 3, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of December 31, 2011, the Trust’s tax years 2008 to 2010 remain subject to examination.

5.     Certain Contracts

BROG previously entered into four contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by a pre-existing contract with New Mexico Gas Company, Inc. (“NMGC”). The then current purchasers were Chevron Natural Gas, a division of Chevron USA, Inc. (“Chevron”), Pacific Gas and Electric Company (“PG&E”), BP Energy Company, Macquarie Cook Energy LLC, and NMGC. In March 2010, notice of termination of each of the Chevron, BP Energy Company and Macquarie Cook Energy LLC contracts was given such that they terminated effective March 31, 2011. Requests for proposal were circulated to potential purchasers of those packages of gas covered by the expiring contracts with a view toward obtaining new contracts to be effective April 1, 2011. Neither BROG, PG&E, nor NMGC gave notice of termination of their contracts such that the terms of those two contracts were automatically extended through at least March 31, 2013.

BROG entered into three new contracts effective April 1, 2011, for the sale of the gas produced from the Underlying Properties but not sold under the two pre-existing contracts. The purchasers under such new contracts are Chevron, PG&E and Salt River Project Agricultural Improvement and Power District (“SRP”). All five of the current contracts provided for (i) the delivery of such gas at various delivery points through March 31, 2013 and from year-to-year thereafter, until terminated by either party on written notice (except for the SRP contract which terminates March 31, 2012); and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. Requests for proposals have been circulated with a view toward entering into a new contract expiring March 31, 2013 for the sale of those volumes currently sold under contracts set to expire March 31, 2012.

On or about January 4, 2012 the operator of the Lybrook gas processing plant took that facility out of service and rerouted gas formerly treated there to its Ignacio plant. Because the NMGC system is not interconnected with the Ignacio plant it became impossible for BROG to sell gas to NMGC under the contract described above such that BROG declared a force majeure event and terminated the NMGC contract. BROG negotiated a contract to sell the NMGC volumes to Chevron at prices and terms acceptable to the Trust’s consultants for the period through the March 31, 2013 termination date of the prior NMGC contract.

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

Notes to Financial Statements — (Continued)

Although BROG was initially unable to reach agreement with EFS contemporaneously with the WFC contracts on gathering and processing, BROG reported that it has recently signed a new agreement with EFS which was effective November 1, 2011 for a term of 15 years. BROG has disclosed to the Trust a summary of that agreement which the Trust will review with its consultants, subject to conditions of confidentiality. The Trustee will continue to monitor this matter as it may relate to the Trust.

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

In 2011, as part of the ongoing negotiations between the Trust and BROG concerning a number of revenue and expense audit issues, an aggregate of $2,144,298 was included in calculating net proceeds paid to the Trust, together with interest of $673,189 in settlement of certain of those audit issues.

In each instance, the settlements described above as having been paid to the Trust in 2009 through 2011 were received in the form of increased revenues, reduced overhead, interest on late payments, or other payments or allocations, many of which do not appear as separate line items in the tables included in the Trustee’s Discussion and Analysis.

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

BROG has informed the Trust that pursuant to an Order to Perform issued by the Minerals Management Service (“MMS”) dated June 10, 1998 (the “MMS Order”), the Jicarilla Apache Nation (the “Jicarilla”) alleged

Notes to Financial Statements — (Continued)

that in valuing production for royalty purposes one must perform (i) a major portion analysis, which calculates value on the highest price paid or offered for a major portion of the gas produced from the field where the leased lands are situated; and (ii) a dual accounting calculation, which computes royalties on the greater of (a) the value of gas prior to processing or (b) the combined value of processed residue gas and plant products plus the value of any condensate recovered downstream without processing. The MMS Order alleged that BROG’s dual accounting calculations on Native American leases were based on less than major portion prices. In 2000, BROG and the Jicarilla entered into a settlement agreement resolving the issues associated with the dual accounting calculation. The major portion calculation issue remains outstanding. BROG takes the position that a judgment or settlement could entitle BROG to reimbursement from the Trust for past periods.

In 2007 BROG obtained Administrative Order from the Department of the Interior (the “DOI”) rejecting that portion of the MMS Order requiring BROG to calculate and pay additional royalties based on the major portion price derived by the MMS. The Jicarilla filed suit solely against the DOI in the United States District Court for the District of Columbia in an action entitled 1:07-CV-00803-RJL, Jicarilla Apache Nation v. Department of Interior (the “DOI Case”) seeking a declaration that the Administrative Order is unlawful and of no force and effect, as well as an injunction requiring enforcement of the underlying major portion orders that were rejected by the Assistant Secretary. In 2009, a summary judgment was entered by the district court in the DOI Case upholding the Administrative Order and dismissing the Jicarilla’s claims. The Jicarilla appealed to the U.S. Court of Appeals for the D.C. Circuit. On July 16, 2010, the U.S. Court of Appeals held that the 2007 Administrative Order dismissing the Jicarilla claims was arbitrary and capricious with respect to January 1984 through February 1988 production periods and by Memorandum Order dated October 7, 2011, remanded the matter to the DOI for further proceedings. While a judgment or settlement in the DOI Case could impact the Royalty income of the Trust, BROG has informed the Trust that it does not have sufficient information to estimate a range of loss for the Trust because the DOI has not provided a major portion calculation for the January 1984 to February 1988 time period as required by the July 16, 2010 Court of Appeals ruling described above. BROG indicates that the situation will not be alleviated until the DOI provides BROG with a new Order to Perform or similar notice, but that it cannot predict when or if the DOI will provide such information or notice. The Trust’s consultants will continue to monitor development in this matter and analyze the appropriateness of the allocation, if any, by BROG of any portion of any settlement or judgment in calculating the Royalty.

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed to the Tenth Circuit. Plaintiffs have filed a cross-appeal on several grounds, including that the trial court should have submitted the punitive damage issue to the jury. Briefs on the legal issues have been prepared and filed and the parties are awaiting word from the Court whether it will set the matter for oral argument or decide the case based on the briefs. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

8.     Proved Oil and Gas Reserves (Unaudited)

Proved oil and gas reserve information is included in Item 2 of the Trust’s Annual Report on Form 10-K.

Notes to Financial Statements — (Continued)

9.     Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2011 (in thousands, except per unit amounts):

2011	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$15,389	$14,869	$.319015
Second Quarter	15,568	15,724	.337370
Third Quarter	17,940	17,660	.378900
Fourth Quarter	19,133	18,937	.406288

Total	$68,030	$67,190	$1.441573

2010	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$22,003	$21,529	$.461915
Second Quarter	22,450	21,681	.465161
Third Quarter	19,033	18,838	.404173
Fourth Quarter	16,486	16,308	.349890

Total	$79,972	$78,356	$1.681139

Report of Independent Registered Public Accounting Firm

Compass Bank, Trustee

San Juan Basin Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2011 and 2010, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2011 and 2010, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2011, on the basis of accounting described in Note 3 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas

February 29, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the two most recent fiscal years, there have been no changes in and disagreements with the Trust’s independent accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

The Trust maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Due to the pass-through nature of the Trust, BROG is the primary source of the information disclosed in this Form 10-K and the other periodic reports filed by the Trust with the SEC. Consequently, the Trust’s ability to timely disclose relevant information in its periodic reports is dependent upon BROG’s delivery of such information. Accordingly, the Trust maintains disclosure controls and procedures designed to ensure that BROG accurately and timely accumulates and delivers such relevant information to the Trustee and those who participate in the preparation of the Trust’s periodic reports to allow for the preparation of such periodic reports and any decisions regarding disclosure.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2011 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. The Trustee has also concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trustee in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the timeframes specified in the Commission’s rules and forms. In reaching its conclusions, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended December 31, 2011 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

As of December 31, 2011, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.

Report of Independent Registered Public

Accounting Firm on Internal Control Over Financial Reporting

We have audited San Juan Basin Royalty Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Compass Bank (the “Trustee”) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Trustee’s Report On Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2011 and 2010 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2011 of the Trust and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas

February 29, 2012

ITEM 9A(T).     CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed by the Trust in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2011, has previously been reported on a Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans. During the past three years the Trustee received total remuneration as follows:

Name of Individual or Entity	Year	Capacities in Which Served	Cash Compensation(1)
Compass Bank	2011	Trustee	$283,045
Compass Bank	2010	Trustee	$310,324
Compass Bank	2009	Trustee	$258,477

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

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of February 21, 2012 information with respect to the only Unit Holder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

Name and Address of Beneficial Owner	Number of Units Beneficially Owned	Percent of Class
First Eagle Investment Management, LLC	4,587,290	9.84%
1345 Avenue of the Americas
New York, NY 10105(1)

(1)	This information was provided to the SEC and to the Trustee in a Schedule 13G/A filed with the SEC on February 14, 2012, on behalf of First Eagle Investment Management, LLC.

(b) Security Ownership of Trustee. As of February 22, 2012, Compass Bank beneficially owned 8,203 Units, or less than one percent of the outstanding Units. Compass Bank has sole voting power over 7,378 of these Units and has the sole power to dispose of 6,950 of these Units and shared power to dispose of 428 of these Units. Compass Bank has no voting power and no right to dispose of 825 of these Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust has no directors or executive officers and is not empowered to carry on any business activity. Accordingly, there are no relationships or related transactions to which the Trust was a party that are required to be disclosed. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2011 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2011 and 2010 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2011	2010
Audit Fees	$81,355	$86,300
Audit-Related Fees	-0-	-0-
Tax Fees	1,745	2,750
All Other Fees	-0-	-0-

Total	$83,100	$89,050

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

Exhibits

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.

13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2011.**

13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011, is incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated February 29, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated February 29, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank on behalf of Compass Bank, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated February 29, 2012.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th St., Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

	By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: February 29, 2012

(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.

13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2011.**

13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2011, is incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated February 29, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated February 29, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated February 29, 2012.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th St., Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.