Form 10-Q
period 2012-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2012-05-10
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

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

    Number of Units of beneficial interest outstanding at May 10, 2012: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2012 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2012 and 2011. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

  CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and short-term investments	$4,165,449	$7,101,319
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $120,465,459 and $120,130,470 at March 31, 2012 and December 31, 2011, respectively)	12,810,069	13,145,058

	$16,975,518	$20,246,377

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$4,009,660	$6,945,530
Cash reserves	155,789	155,789
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	12,810,069	13,145,058

	$16,975,518	$20,246,377

  CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012		2011
Royalty income	$14,850,493		$15,389,129
Interest income	347,694	[1]	1,466

Total revenue	15,198,187		15,390,595

General and administrative expenditures	(573,491)		(521,685)

Distributable income	$14,624,696		$14,868,910

Distributable income per Unit (46,608,796 Units)	$0.313776		$0.319015

1Includes $345,830 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.

  CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Trust corpus, beginning of period	$13,145,058	$14,745,884
Amortization of net overriding royalty interest	(334,989)	(403,610)
Distributable income	14,624,696	14,868,910
Distributions declared	(14,624,696)	(14,868,910)

Total corpus, end of period	$12,810,069	$14,342,274

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed to the Tenth Circuit. Plaintiffs have filed a cross-appeal on several grounds, including that the trial court should have submitted the punitive damage issue to the jury. Briefs on the legal issues have been prepared and filed. A hearing was conducted on May 8, 2012 and the parties expect a ruling within three to four months. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

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

The Royalty constitutes the principal asset of the Trust. The beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980 received one freely tradable Unit for each share of the common stock of Southland Royalty then held. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became BROG. On March 31, 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., BROG’s parent. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn, is the parent of BROG. On May 1, 2012, ConocoPhillips announced that it had completed the spinoff to Phillips 66 of the company’s refining and marketing business from its exploration and production business. According to ConocoPhillips, both businesses are now stand-alone, publicly traded corporations. The Trustee will continue to monitor this situation’s effect on the Trust, if any.

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

Three Months Ended March 31, 2012 and 2011

The Trust received Royalty Income of $14,850,493 and interest income of $347,694 during the first quarter of 2012. There was no change in cash reserves. After deducting administrative expenses of $573,491, distributable income for the quarter was $14,624,696 ($0.313776 per Unit). In the first quarter of 2011, Royalty Income was $15,389,129, interest income was $1,466, administrative expenses were $521,685 and distributable income was $14,868,910 ($0.319015 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2012 were as follows:

January	$.118906
February	.108842
March	.086028

Quarter Total	$.313776

The Royalty Income distributed in the first quarter of 2012 was lower than that distributed in the first quarter of 2011 primarily due to higher capital costs in the first quarter of 2012. The average gas price decreased slightly from $4.39 per Mcf for the first quarter of 2011 to $4.38 per Mcf for the first quarter of 2012. Interest income was higher for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011, due primarily to additional interest from granted audit exceptions received in January 2012. Administrative expenses were higher in 2012 primarily as a result of differences in timing in the receipt and payment of these expenses.

The capital costs attributable to the Underlying Properties for the first quarter of 2012 and deducted by BROG in calculating Royalty Income were approximately $5.9 million as compared to approximately $3.6 million of capital costs in the first quarter of 2011. BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2012 is estimated at $20.8 million. Of the $20.8 million, approximately $5 million will be attributable to the capital budgets for 2011 and prior years. BROG reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2012 could range from $5 million to $35 million.

BROG anticipates 383 projects in 2012. Approximately $12.4 million of the $20.8 million budget is allocable to 21 new wells, including nine wells scheduled to be dually completed in the Mesaverde and Dakota formations and 12 wells to be completed in all three of the Mesaverde, Mancos Shale and Dakota formations. Approximately $3.4 million will be spent on workovers and facilities projects. Of the $5 million attributable to the budgets for prior years, approximately $3 million is allocable to 20 new wells and the $2 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects.

Lease operating expenses and property taxes were $8,292,069 and $(133,082), respectively, for the first quarter of 2012, as compared to $8,712,042 and $270,213, respectively, for the first quarter of 2011. BROG indicates the decrease in operating expenses in the first quarter 2012 is due to decreased repair and maintenance activity. Taxes for the first quarter of 2012 were lower primarily because the distribution for March 2012 included a $279,849 adjustment for the over-accrual of ad valorem taxes. Commencing in April 2011, BROG reduced its accrual for taxes from $90,000 per month to $50,000 per month. BROG adjusts its accruals for taxes based upon actual property taxes paid in the prior year.

BROG has reported to the Trustee that during the first quarter of 2012, eight gross (2.91 net) conventional wells were completed on the Underlying Properties. Five gross (0.70 net) conventional wells were in progress at March 31, 2012.

There were 15 gross (2.09 net) conventional wells and three gross (0.50 net) coal seam wells completed on the Underlying Properties during the first quarter of 2011. Seven gross (2.35 net) conventional wells and one gross (0.32 net) coal seam well were in progress at March 31, 2011.

There were 4,049 gross (1,180.5 net) producing wells being operated subject to the Royalty as of December 31, 2011, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (5.50 net) are oil wells and the balance are gas wells. BROG reports that approximately 828 gross (324.5 net) of the wells are multiple completion wells resulting in a total of 4,877 gross (1,505 net) completions.

“Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and BROG’s interest therein is referred to as the “net” acres or wells. In calculating the number of net wells, where a well is completed to multiple formations, BROG indicates it (a) multiplies the working interest for each zone by a fraction equal to one divided by the total number of completions in that well bore, and (b) adds the interests so calculated for each zone to obtain the net ownership interest in that well. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.

Royalty Income for the quarter ended March 31, 2012 is associated with actual gas and oil production during November 2011 through January 2012 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,

	2012	2011
Gas:
Total sales (Mcf)	8,212,735	8,098,905
Mcf per day	89,269	88,032
Average price (per Mcf)	$4.38	$4.39

Oil:
Total sales (Bbls)	14,370	13,294
Bbls per day	156	145
Average price (per Bbl)	$86.01	$71.86

During the first quarter of 2012, average gas prices were $0.01 per Mcf lower than the average prices reported during the first quarter of 2011. BROG has reported that although the price of natural gas has been depressed as a result of increased supply related to shale gas development and other factors, the prices of natural gas liquids produced in conjunction with that gas have not been so adversely affected and have mitigated somewhat the price declines for the gas. The average price per barrel of oil during the first quarter of 2012 was $14.15 per barrel higher than that received for the first quarter of 2011.

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

BROG entered into three new contracts effective April 1, 2011, for the sale of the gas produced from the Underlying Properties but not sold under the two pre-existing contracts. The purchasers under such new contracts are Chevron, PG&E and Salt River Project Agricultural Improvement and Power District (“SRP”). All five of the current contracts provide for (i) the delivery of such gas at various delivery points through March 31, 2013 and from year-to-year thereafter, until terminated by either party upon notice of between six and twelve months (except for the SRP contract which terminated March 31, 2012); and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. Requests for proposals were circulated soliciting bids for the purchase of those volumes sold under the SRP contract which expired March 31, 2012. Contracts are now in place for the sale of those volumes to PG&E, Shell Energy North America (US), LP and SRP on delivery and pricing terms substantially the same as the other contracts described in this paragraph and also for a term expiring March 31, 2013.

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

BROG contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts were entered into with WFC to be effective for terms of 15 years commencing April 1, 2010. The new contracts consolidated and replaced 18 prior contracts with WFC. BROG has indicated that the new contracts provide some modest reductions in fees and also improved services, including more rigorous line pressure controls and the right to install compression facilities as needed.

Although BROG was unable to reach agreement with EFS contemporaneously with the WFC contracts on gathering and processing, BROG reported that it has signed a new agreement with EFS effective November 1, 2011 for a term of 15 years. BROG has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality. The Trustee will continue to monitor this matter as it may relate to the Trust.

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

Calculation of Royalty Income

Royalty Income received by the Trust for the three months ended March 31, 2012 and 2011, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended March 31,
	2012	2011
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$35,940,492	$35,557,971
Oil proceeds	1,235,903	955,324

Total	37,176,395	36,513,295

Less production costs:
Severance tax – Gas	3,199,795	3,264,522
Severance tax – Oil	115,595	98,451
Lease operating expense and property tax	8,158,987	8,982,255
Capital expenditures	5,901,361	3,649,228

Total	17,375,738	15,994,456

Net profits	19,800,657	20,518,839
Net overriding royalty interest	75%	75%

Royalty Income	$14,850,493	$15,389,129

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2012 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended March 31, 2012 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed to the Tenth Circuit. Plaintiffs have filed a cross-appeal on several grounds, including that the trial court should have submitted the punitive damage issue to the jury. Briefs on the legal issues have been prepared and filed. A hearing was conducted on May 8, 2012 and the parties expect a ruling within three to four months. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

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

31	Certification required by Rule 13a-14(a), dated May 10, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: May 10, 2012

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

31	Certification required by Rule 13a-14(a), dated May 10, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.