Form 10-Q
period 2012-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2012-08-09
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Number of Units of beneficial interest outstanding at August 9, 2012: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2012 and the distributable income and changes in trust corpus for the three-month periods and six-month periods ended June 30, 2012 and 2011. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and short-term investments	$3,449,102	$7,101,319
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $120,800,495 and $120,130,470 at June 30, 2012 and December 31, 2011, respectively)	12,475,033	13,145,058

	$15,924,135	$20,246,377

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$3,293,313	$6,945,530
Cash reserves	155,789	155,789
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	12,475,033	13,145,058

	$15,924,135	$20,246,377

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Royalty income	$10,582,704	$15,568,211	$25,433,196	$30,957,341
Interest income	210,041(1)	683,060(2)	557,736(3)	684,525(2)

Total revenue	10,792,745	16,251,271	25,990,932	31,641,866
General and administrative expenditures	414,016	526,817	987,507	1,048,502

Distributable income	$10,378,729	$15,724,454	$25,003,425	$30,593,364

Distributable income per Unit (46,608,796 Units)	$0.222678	$0.337370	$0.536454	$0.656385

(1)	Includes $209,347 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.

(2)	Includes $681,547 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.

(3)	Includes $555,177 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$12,810,069	$14,342,274	$13,145,058	$14,745,884
Amortization of net overriding royalty interest	(335,036)	(356,218)	(670,025)	(759,828)
Distributable income	10,378,729	15,724,454	25,003,425	30,593,364
Distributions declared	(10,378,729)	(15,724,454)	(25,003,425)	(30,593,364)

Trust corpus, end of period	$12,475,033	$13,986,056	$12,475,033	$13,986,056

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

The San Juan Basin Royalty Trust (the “Trust”) was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

•

Royalty income recorded for a month is the amount computed and paid with respect to the Trust’s 75% net overriding royalty interest (the “Royalty”) in certain oil and gas leasehold and royalty interests (the “Underlying Properties”) by Burlington Resources Oil & Gas Company LP (“BROG”), the present owner of the Underlying Properties, to Compass Bank (the “Trustee”) as the Trustee for the Trust. Royalty income consists of the proceeds received by BROG from the sale of production from the Underlying Properties less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by BROG for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty income paid to the Trust and the distribution to Unit Holders for that month.

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed to the Tenth Circuit, and the plaintiffs filed a cross-appeal on several grounds, including that the trial court should have submitted the punitive damage issue to the jury. On July 18, 2012 the Tenth Circuit reversed the judgment of the District Court and remanded the case for a new trial. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

Noting a material decline in expenses in the second quarter of 2012, the Trustee asked BROG for an explanation. BROG has informed the Trust that the principal reason for the decrease in capital costs and lease operating expenses in the second quarter of 2012 (as described further in Part I, Item 2. - Trustee’s Discussion and Analysis of Financial Condition and Results of Operations) was a miscalculation by BROG for the months of April through July 2012 which caused lease operating expenses and capital expenditures to be understated by approximately 25% (the “2012 Calculation Error”). As a result of the 2012 Calculation Error, the Royalty income due the Trust for those four months was overpaid by approximately $3,386,861. BROG has communicated to the Trust that, as permitted under the terms of the Royalty conveyance document, it intends to offset the overpayment against Royalty income payable to the Trust over four consecutive months beginning with August 2012. Based upon the additional monthly lease operating expenses and capital expenditures BROG reports it will use in order to recover the overpayment, it is estimated that the Royalty income distributions by the Trust will be reduced by approximately $742,779 in August, $1,090,583 in September, $767,122 in October and $786,377 in November 2012. See Part I, Item 2.—Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, for more information.

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

Three Months Ended June 30, 2012 and 2011

The Trust received Royalty income of $10,582,704 and interest income of $210,041 during the second quarter of 2012. There was no change in cash reserves. After deducting administrative expenses of $414,016, distributable income for the quarter was $10,378,729 ($0.222678 per Unit). In the second quarter of 2011, Royalty income was $15,568,211, interest income was $683,060, administrative expenses were $526,817 and distributable income was $15,724,454 ($0.337370 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2012 were as follows:

April	$.082536
May	.069483
June	.070659

Quarter Total	$.222678

The Royalty income distributed in the second quarter of 2012 was lower than that distributed in the second quarter of 2011 primarily due to a decrease in the average gas price from $4.81 per Mcf for the second quarter of 2011 to $3.31 per Mcf for the second quarter of 2012. Interest income was higher for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2012, due to additional interest from granted audit exceptions received in May 2011. Administrative expenses were lower in 2012 primarily as a result of differences in timing in the receipt and payment of these expenses.

The capital costs attributable to the Underlying Properties for the second quarter of 2012 and deducted by BROG in calculating Royalty income were approximately $3.9 million as compared to approximately $5.6 million of capital costs in the second quarter of 2011. Noting the material decline in capital costs in the second quarter of 2012, the Trustee asked BROG for an explanation. BROG indicates the principal reason for the decrease in capital costs in the second quarter of 2012 was a miscalculation by BROG for the months of April through July 2012 which caused lease operating expenses and capital expenditures to be understated by approximately 25% (the “2012 Calculation Error”). But for that error, capital expenditures for the second quarter of 2012 would have been $390,396 lower than for the second quarter of 2011, with the approximately 7% decrease being attributable to the timing of projects.

As a result of the 2012 Calculation Error, the Royalty income due the Trust for those four months was overpaid by approximately $3,386,861. BROG has communicated to the Trust that, as permitted under the terms of the Royalty conveyance document, it intends to offset the overpayment against Royalty income payable to the Trust over four consecutive months beginning with August 2012. Based upon the additional monthly lease operating expenses and capital expenditures BROG reports it will use in order to recover the overpayment, it is estimated that the Royalty income distributions by the Trust will be reduced by approximately $742,779 in August, $1,090,583 in September, $767,122 in October and $786,377 in November 2012.

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

Lease operating expenses and property taxes were $6,874,859 and $139,489, respectively, for the second quarter of 2012, as compared to $8,498,642 and $150,406, respectively, for the second quarter of 2011. BROG indicates the decrease in operating expenses in the second quarter 2012 is due to the 2012 Calculation Error. Had that error not occurred, lease operating expenses for the second quarter of 2012 would have been approximately $500,000 higher than for the second quarter of 2011 primarily due to the resolution of a compliance audit exception which added $405,707 to lease operating expenses as well as $651,939 to gross revenues. Taxes for the second quarter of 2012 were lower because in April 2011, BROG reduced its accrual for taxes from $50,135 per month to $46,496 per month. BROG adjusts its accruals for taxes based upon actual property taxes paid in the prior year.

BROG has reported to the Trustee that during the second quarter of 2012, eight gross (1.53 net) conventional wells were completed on the Underlying Properties. Three gross (0.32 net) conventional wells were in progress at June 30, 2012.

There were 13 gross (2.94 net) conventional wells and one gross (0.32 net) coal seam well completed on the Underlying Properties during the second quarter of 2011. Eighteen gross (3.48 net) conventional wells were in progress at June 30, 2011.

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

Royalty income for the quarter ended June 30, 2012 is associated with actual gas and oil production during February 2012 through April 2012 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012	2011
Gas:
Total sales (Mcf)	8,130,030	7,724,467
Mcf per day	90,334	86,792
Average price (per Mcf)	$ 3.31	$ 4.81

Oil:
Total sales (Bbls)	9,670	15,323
Bbls per day	107	172
Average price (per Bbl)	$ 90.26	$ 91.18

During the second quarter of 2012, average gas prices were $1.50 per Mcf lower than the average prices reported during the second quarter of 2011. BROG has reported that although the price of natural gas has been depressed as a result of increased supply related to shale gas development and other factors, the prices of natural gas liquids produced in conjunction with that gas have not been so adversely affected and have mitigated somewhat the price declines for the gas. The average price per barrel of oil during the second quarter of 2012 was $0.92 per barrel lower than that received for the second quarter of 2011.

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

BROG entered into three new contracts effective April 1, 2011, for the sale of the gas produced from the Underlying Properties but not sold under the two pre-existing contracts. The purchasers under such new contracts are Chevron, PG&E and Salt River Project Agricultural Improvement and Power District (“SRP”). All five of the current contracts provide for (i) the delivery of such gas at various delivery points through March 31, 2013 and from year-to-year thereafter, until terminated by either party upon notice of between six and twelve months (except for the SRP contract which terminated March 31, 2012); and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico. Requests for proposals were circulated soliciting bids for the purchase of those volumes sold under the SRP contract which expired March 31, 2012. Contracts are now in place for the sale of those volumes to PG&E, Shell Energy North America (US), LP and SRP on delivery and pricing terms substantially the same as the other contracts described in this paragraph and also for terms expiring March 31, 2013.

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

BROG contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts were entered into with WFC to be effective for terms of 15 years commencing April 1, 2010. BROG has also signed a new agreement with EFS effective November 1, 2011 for a term of 15 years. BROG has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality. The Trustee will continue to monitor this matter as it may relate to the Trust.

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

Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, the Trust received Royalty income of $25,433,196 and interest income of $557,736. There was no change in cash reserves. After deducting administrative expenses of $987,507, distributable income was $25,003,425 ($0.536454 per Unit) for the six months ended June 30, 2012. For the six months ended June 30, 2011, the Trust received Royalty income of $30,957,341 and interest income of $684,525. There was no change in cash reserves. After deducting administrative expenses of $1,048,502, distributable income was $30,593,364 ($0.656385 per Unit) for the six months ended June 30, 2011.

The decrease in distributable income from 2011 to 2012 resulted primarily from lower gas prices during the first half of 2012. Interest earnings for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 were lower due to the receipt in 2011 of $681,548 in interest due on the late payment of net proceeds as a result of the ongoing negotiation of compliance audit issues. General and administrative expenses were lower for the six months ended June 30, 2012, as compared to the same period in 2011 primarily as a result of differences in timing in the receipt and payment of the expenses.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first six months of 2012 amounted to approximately $9.8 million. Capital expenditures were approximately $9.3 million for the first six months of 2011. Lease operating expenses and property taxes totaled $15,166,928 and $6,406, respectively, as compared to $17,210,683 and $420,619, respectively, for the first six months of 2011. Both capital expenditures and lease operating expenses for the first six months of 2012 were understated as a result of the 2012 Calculation Error.

BROG has reported to the Trustee that during the six months ended June 30, 2012, 16 gross (4.44 net) conventional wells were completed on the Underlying Properties. There were 28 gross (5.03 net) conventional wells and four gross (0.82 net) coal seam wells completed on the Underlying Properties in the six months ending June 30, 2011.

Royalty income for the six months ended June 30, 2012 is associated with actual gas and oil production during November 2011 through April 2012 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
Gas:
Total sales (Mcf)	16,342,765	15,823,372
Mcf per day	89,795	87,422
Average price (per Mcf)	$3.83	$4.60

Oil:
Total Sales (Bbls)	24,040	28,617
Bbls per day	132	158
Average price (per Bbl)	$87.72	$82.20

Calculation of Royalty Income

Royalty income received by the Trust for the three months and six months ended June 30, 2012 and 2011, respectively, was computed as shown in the following table:

  CALCULATION OF ROYALTY INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$26,882,023	$37,193,201	$62,822,515	$72,751,172
Oil proceeds	872,858	1,397,093	2,108,761	2,352,417
Other	(246,332)(1)	-	(246,332)(1)	-

Total	27,508,549	38,590,294	64,684,944	75,103,589

Less production costs:
Severance tax – gas	2,378,053	3,421,847	5,577,848	6,686,370
Severance tax – oil	86,092	145,010	201,688	243,461
Lease operating expense and property tax	7,014,348	8,649,048	15,173,334	17,631,302
Capital expenditures	3,919,784	5,616,774	9,821,145	9,266,002

Total	13,398,277	17,832,679	30,774,015	33,827,135

Net profits	14,110,272	20,757,615	33,910,929	41,276,454
Net overriding royalty interest	75%	75%	75%	75%

Royalty Income	$10,582,704	$15,568,211	$25,433,196	$30,957,341

(1)	Reduction of April revenue as part of the ongoing negotiation of compliance audit exceptions.

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

In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic reports, the Trust engages independent public accountants, compliance auditors, marketing consultants, attorneys and petroleum engineers. These outside professionals advise the Trustee in its review and compilation of this information for inclusion in this Form 10-Q and the other periodic reports provided by the Trust to the Commission.

The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2012 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended June 30, 2012 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed to the Tenth Circuit, and the plaintiffs filed a cross-appeal on several grounds, including that the trial court should have submitted the punitive damage issue to the jury. On July 18, 2012 the Tenth Circuit reversed the judgment of the District Court and remanded the case for a new trial. The Trust is a member of the plaintiff class. If there is ultimately a distribution to the plaintiff class, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

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

31	Certification required by Rule 13a-14(a), dated August 9, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: August 9, 2012

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.