Form 10-Q
period 2012-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2012-11-09
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012

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

Number of Units of beneficial interest outstanding at November 9, 2012: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2012 and the distributable income and changes in trust corpus for the three-month periods and nine-month periods ended September 30, 2012 and 2011. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

ASSETS	September 30, 2012	December 31, 2011
	(Unaudited)

Cash and short-term investments	$658,629	$7,101,319
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $120,998,010 and $120,130,470 at September 30, 2012 and December 31, 2011, respectively)	12,277,518	13,145,058

	$12,936,147	$20,246,377

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$502,840	$6,945,530
Cash reserves	155,789	155,789
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	12,277,518	13,145,058

	$12,936,147	$20,246,377

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Royalty income	$4,926,020	$17,886,286	$30,359,217	$48,843,626
Interest income	11,950(1)	1,329	569,686(2)	685,855(3)

Total revenue	4,937,970	17,887,615	30,928,903	49,529,481
General and administrative expenditures	320,679	227,539	1,308,187	1,276,041

Distributable income	$4,617,291	$17,660,076	$29,620,716	$48,253,440

Distributable income per Unit (46,608,796 Units)	$0.099066	$0.378900	$0.635520	$1.035285

(1)	Includes $10,933 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.
(2)	Includes $565,478 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.
(3)	Includes $681,547 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$12,475,033	$13,986,056	$13,145,058	$14,745,884
Amortization of net overriding royalty interest	(197,515)	(403,228)	(867,540)	(1,163,056)
Distributable income	4,617,291	17,660,076	29,620,716	48,253,440
Distributions declared	(4,617,291)	(17,660,076)	(29,620,716)	(48,253,440)

Trust corpus, end of period	$12,277,518	$13,582,828	$12,277,518	$13,582,828

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

Noting a material decline in expenses in the second quarter of 2012, the Trustee asked BROG for an explanation. BROG has informed the Trust that the principal reason for the decrease in capital costs and lease operating expenses in the second quarter of 2012 was a miscalculation by BROG for the months of April through July 2012 which caused lease operating expenses and capital expenditures to be understated by approximately 25% (the “2012 Calculation Error”). As a result of the 2012 Calculation Error, the Royalty income due the Trust for those four months was overpaid by approximately $3,386,861. BROG has communicated to the Trust that, as permitted under the terms of the Royalty conveyance document, it intends to offset the overpayment against Royalty income payable to the Trust over four consecutive months beginning with August 2012. Based upon the additional monthly lease operating expenses and capital expenditures BROG has reported it will use in order to recover the overpayment, the Royalty income distributions to the Trust were reduced by $742,779 in August, $1,090,583 in September, $767,122 in October and an estimated reduction of $786,377 is anticipated in November 2012. See Part I, Item 2. - Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, for more information.

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

Three Months Ended September 30, 2012 and 2011

The Trust received Royalty income of $4,926,020 and interest income of $11,950 during the third quarter of 2012. There was no change in cash reserves. After deducting administrative expenses of $320,679, distributable income for the quarter was $4,617,291 ($0.099066 per Unit). In the third quarter of 2011, Royalty income was $17,886,286, interest income was $1,329, administrative expenses were $227,539 and distributable income was $17,660,076 ($0.378900 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2012 were as follows:

July . . .. . . . . . . . . . . .	$.052155
August . . . . . . . . . . . .	.036122
September. . . . . . . . . . .	.010789

Quarter Total . . . . .	$.099066

The Royalty income distributed in the third quarter of 2012 was lower than that distributed in the third quarter of 2011 primarily due to a decrease in the average gas price from $4.94 per Mcf for the third quarter of 2011 to $2.44 per Mcf for the third quarter of 2012. Interest income was higher for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011, due to additional interest received in September from granted audit exceptions. Administrative expenses were higher in 2012 primarily as a result of differences in timing in the receipt and payment of certain of these expenses.

The capital costs attributable to the Underlying Properties for the third quarter of 2012 and deducted by BROG in calculating Royalty income were approximately $4.1 million as compared to approximately $6.5 million of capital costs in the third quarter of 2011. However, BROG indicates that actual drilling costs were approximately $3.1 million higher in the third quarter of 2011. A miscalculation by BROG for the months of April through July 2012 caused lease operating expenses and capital expenditures to be understated by approximately 25% (the “2012 Calculation Error”). The 2012 Calculation Error caused capital costs to be understated by $333,644 in July 2012 and to be overstated by a total of $985,356 in August and September 2012 as that error was corrected.

As a result of the 2012 Calculation Error, the Royalty income due the Trust for the four months of April through July 2012 was overpaid by approximately $3,386,861. BROG has communicated to the Trust that, as permitted under the terms of the Royalty conveyance document, it intends to offset the overpayment against Royalty income payable to the Trust over four consecutive months beginning with August 2012. Based upon the additional monthly lease operating expenses and capital expenditures BROG has reported it will use in order to recover the overpayment, the Royalty income distributions to the Trust were reduced by $742,779 in August, $1,090,583 in September, $767,122 in October and an estimated reduction of $786,377 is anticipated in November 2012.

BROG has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2012 is estimated at $20.8 million. Of the $20.8 million, approximately $5 million will be attributable to the capital budgets for 2011 and prior years. BROG reported in February 2012 that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2012 could range from $5 million to $35 million.

BROG anticipates 383 projects in 2012. Approximately $12.4 million of the $20.8 million budget is allocable to 21 new wells, including nine wells scheduled to be dually completed in the Mesaverde and Dakota formations and 12 wells to be completed in all three of the Mesaverde, Mancos Shale and Dakota formations. BROG indicates that evaluation of the Mancos Shale formation is in the very early stages. There are plans for a horizontal Mancos well beginning in the fourth quarter of 2012. Approximately $3.4 million will be spent on workovers and facilities projects. Of the $5 million attributable to the budgets for prior years, approximately $3 million is allocable to 20 new wells and the $2 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects.

Lease operating expenses and property taxes were $9,017,423 and $139,489, respectively, for the third quarter of 2012, as compared to $8,938,611 and $150,406, respectively, for the third quarter of 2011. The 2012 Calculation Error resulted in lease operating expenses being understated by $214,859 in July 2012 and overstated in August and September 2012 by a total of $1,459,127 as that error was corrected. Adjusting lease operating expenses for the third quarter of 2012 for the 2012 Calculation Error indicates actual lease operating expenses of $8,273,155, an amount which is $665,456 lower than lease operating expenses in the third quarter of 2011. But BROG also reports the figure for 2011 included a non-recurring audit adjustment which added $612,964 in lease operating expenses from a prior period, such that actual lease operating expenses for the third quarter of 2012 were only nominally lower than for the third quarter of the prior year. Taxes for the third quarter of 2012 were lower because in April 2012, BROG reduced its accrual for taxes from $50,135 per month to $46,496 per month. BROG adjusts its accruals for taxes based upon actual property taxes paid in the prior year.

BROG has reported to the Trustee that during the third quarter of 2012, four gross (0.69 net) conventional wells were completed on the Underlying Properties. Seven gross (2.98 net) conventional wells were in progress at September 30, 2012.

There were 14 gross (1.61 net) conventional wells and one gross (0.22 net) coal seam well completed on the Underlying Properties during the third quarter of 2011. Six gross (0.08 net) conventional wells and one gross (0.66 net) coal seam well were in progress at September 30, 2011.

There were 4,049 gross (1,180.50 net) producing wells being operated subject to the Royalty as of December 31, 2011, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (5.50 net) are oil wells and the balance are gas wells. BROG reports that approximately 828 gross (324.5 net) of the wells are multiple completion wells resulting in a total of 4,877 gross (1,505 net) completions.

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

Royalty income for the quarter ended September 30, 2012 is associated with actual gas and oil production during May 2012 through July 2012 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012	2011
Gas:
Total sales (Mcf)	8,503,327	8,565,498
Mcf per day	92,427	93,103
Average price (per Mcf)	$2.44	$4.94

Oil:
Total sales (Bbls)	14,290	14,701
Bbls per day	155	160
Average price (per Bbl)	$76.52	$84.89

During the third quarter of 2012, average gas prices were $2.50 per Mcf lower than the average prices reported during the third quarter of 2011. The average price per barrel of oil during the third quarter of 2012 was $8.37 per barrel lower than that received for the third quarter of 2011.

BROG previously entered into four contracts effective April 1, 2009, for the sale of all gas produced from the Underlying Properties other than the gas covered by a pre-existing contract with New Mexico Gas Company, Inc. (“NMGC”). The then current purchasers were Chevron Natural Gas, a division of Chevron USA, Inc. (“Chevron”), Pacific Gas and Electric Company (“PG&E”), BP Energy Company, Macquarie Cook Energy LLC, and NMGC. In March 2010, notice of termination of each of the Chevron, BP Energy Company and Macquarie Cook Energy LLC contracts was given such that they terminated effective March 31, 2011. Requests for proposal were circulated to potential purchasers of those packages of gas covered by the expiring contracts with a view toward obtaining new contracts to be effective April 1, 2011. Because none of BROG, PG&E, or NMGC gave notice of termination of their contracts, the terms of those two contracts have been automatically extended through at least March 31, 2013.

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

On or about January 4, 2012, the operator of the Lybrook gas processing plant took that facility out of service and rerouted gas formerly treated there to its Ignacio plant. Because the NMGC system is not interconnected with the Ignacio plant, it became impossible for BROG to sell gas to NMGC under the contract described above such that BROG declared a force majeure event and terminated the NMGC contract. BROG negotiated a contract to sell the NMGC volumes to Chevron at prices and terms acceptable to the Trust’s consultants for the period through the March 31, 2013 termination date of the prior NMGC contract.

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

Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, the Trust received Royalty income of $30,359,217 and interest income of $569,686. There was no change in cash reserves. After deducting administrative expenses of $1,308,187, distributable income was $29,620,716 ($0.635520 per Unit) for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, the Trust received Royalty income of $48,843,626 and interest income of $685,855. There was no change in cash reserves. After deducting administrative expenses of $1,276,041, distributable income was $48,253,440 ($1.035285 per Unit) for the nine months ended September 30, 2011.

The decrease in distributable income from 2011 to 2012 resulted primarily from lower gas prices during the first nine months of 2012. Interest earnings were lower for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, due primarily to a decrease in funds available for investment and a reduction in the amount of interest due as the result of late payment of gross proceeds.

General and administrative expenses were higher for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily as a result of differences in timing in the receipt and payment of certain of the expenses.

Capital expenditures incurred by BROG, attributable to the Underlying Properties, for the first nine months of 2012 amounted to approximately $13.9 million. Capital expenditures were approximately $15.8 million for the first nine months of 2011. Lease operating expenses and property taxes for the first nine months of 2012 totaled $24,184,351 and $145,896, respectively, as compared to $26,149,294 and $571,025, respectively, for 2011. In April 2012, BROG reduced its accrual for taxes from $50,135 per month to $46,496 per month.

BROG has reported to the Trustee that during the nine months ended September 30, 2012, 20 gross (5.13 net) conventional wells were completed on the Underlying Properties.

There were 42 gross (6.64 net) conventional wells and five gross (1.04 net) coal seam wells completed on the Underlying Properties during the nine months ended September 30, 2011.

Royalty income for the nine months ended September 30, 2012 is associated with actual gas and oil production during November 2011 through July 2012 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
Gas:
Total sales (Mcf)	24,846,092	24,388,870
Mcf per day	90,679	89,337
Average price (per Mcf)	$3.35	$4.72

Oil:
Total Sales (Bbls)	38,330	43,318
Bbls per day	140	159
Average price (per Bbl)	$83.54	$83.12

Calculation of Royalty Income

Royalty income received by the Trust for the three months and nine months ended September 30, 2012 and 2011, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross proceeds of sales from the Underlying Properties
Gas proceeds	$20,716,421	$42,209,984	$83,538,936	$114,961,156
Oil proceeds	1,093,450	1,248,036	3,202,212	3,600,453
Other	------	------	(246,332)(1)	------

Total	21,809,871	43,458,020	86,494,816	118,561,609

Less production costs:
Severance tax – gas	1,909,830	3,872,807	7,487,678	10,559,177
Severance tax – oil	109,232	115,679	310,920	359,139
Lease operating expense and property tax	9,156,912	9,089,017	24,330,247	26,720,319
Capital expenditures	4,065,870	6,532,136	13,887,015	15,798,139

Total	15,241,844	19,609,639	46,015,860	53,436,774

Net profits	6,568,027	23,848,381	40,478,956	65,124,835
Net overriding royalty interest	75%	75%	75%	75%

Royalty Income	$4,926,020	$17,886,286	$30,359,217	$48,843,626

(1)	Reduction of April revenue as part of the ongoing negotiation of compliance audit exceptions.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2012 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on BROG to deliver timely and accurate information to the Trust. Additionally, during the quarter ended September 30, 2012 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

31	Certification required by Rule 13a-14(a), dated November 9, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 9, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date:  November 9, 2012

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

31	Certification required by Rule 13a-14(a), dated November 9, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 9, 2012, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.