Form 10-Q
period 2013-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2013-05-10
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Number of Units of beneficial interest outstanding at May 10, 2013: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2013 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2013 and 2012. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and short-term investments	$0	$1,420,096
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $121,207,570 and $121,112,068 at March 31, 2013 and December 31, 2012, respectively)	12,067,958	12,163,460

	$12,067,958	$13,583,556

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$0	$1,264,307
Cash reserves	0	155,789
Trust corpus—46,608,796 Units of beneficial interest authorized and outstanding	12,067,958	12,163,460

	$12,067,958	$13,583,556

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Royalty Income	$3,672,228	$14,850,493
Interest income	466	347,694	(1)
Decrease in cash reserves	156,724	0

Total revenue	3,829,418	15,198,187
General and administrative expenditures	(433,125)	(573,491)

Distributable income	$3,396,293	$14,624,696

Distributable income per Unit (46,608,796 Units)	$0.072868	$0.313776

(1)	Includes $345,830 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Trust corpus, beginning of period	$12,163,460	$13,145,058
Amortization of net overriding royalty interest	(95,502)	(334,989)
Distributable income	3,396,293	14,624,696
Distributions declared	(3,396,293)	(14,624,696)

Total corpus, end of period	$12,067,958	$12,810,069

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF ACCOUNTING

The San Juan Basin Royalty Trust (the “Trust”) was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

•

The net proceeds attributable to the Royalty (the “Royalty Income”) recorded for a month is the amount computed and paid with respect to the Trust’s 75% net overriding royalty interest (the “Royalty”) in certain oil and gas leasehold and royalty interests (the “Underlying Properties”) by Burlington Resources Oil & Gas Company LP (“Burlington”), the present owner of the Underlying Properties, to Compass Bank (the “Trustee”) as the Trustee for the Trust. Royalty Income consists of the proceeds received by Burlington from the sale of production from the Underlying Properties less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by Burlington for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty Income paid to the Trust and the distribution to Unit Holders for that month.

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed and the Tenth Circuit reversed the judgment of the District Court and remanded the case for a new trial. On March 20, 2013, the Court entered a judgment and order approving a settlement reached by the parties on December 20, 2012 pursuant to which BP will pay $10 million plus interest to the plaintiffs, net of attorneys’ fees and certain other expenses, including the cost of settlement administration. The order is final and non-appealable, and the settlement administrator is working with BP to prepare a distribution to the class. The Trust is a member of the plaintiff class. However, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect the current view of Burlington Resources Oil & Gas Company LP (“Burlington”), the working interest owner, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Burlington; and involve risks and uncertainties. These risks and uncertainties include volatility of oil and gas prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

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

The Royalty constitutes the principal asset of the Trust. The beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980 received one freely tradable Unit for each share of the common stock of Southland Royalty then held. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became Burlington. On March 31, 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., Burlington’s parent. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn, is the parent of Burlington. On May 1, 2012, ConocoPhillips announced that it had completed the spinoff to Phillips 66 of the company’s refining and marketing business from its exploration and production business. According to ConocoPhillips, both businesses are now stand-alone, publicly traded corporations. The Trustee will continue to monitor this situation’s effect on the Trust, if any.

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

Three Months Ended March 31, 2013 and 2012

The Trust received Royalty Income of $3,672,228 and interest income of $466 during the first quarter of 2013. No distribution was made in March 2013 because production costs exceeded revenues. There was a $156,724 decrease in cash reserves that month as funds were withdrawn to pay administrative expenses. After deducting administrative expenses of $433,125, distributable income for the quarter was $3,396,293 ($0.072868 per Unit). In the first quarter of 2012, Royalty Income was $14,850,493, interest income was $347,694, administrative expenses were $573,491 and distributable income was $14,624,696 ($0.313776 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2013 were as follows:

January	$.046217
February	.026651
March	.000000

Quarter Total	$.072868

The Royalty Income distributed in the first quarter of 2013 was lower than that distributed in the first quarter of 2012 primarily because capital expenditures in the first quarter of 2013 were more than double those for the first quarter of 2012 and due to a decrease in the average gas price from $4.38 per Mcf for the first quarter of 2012 to $3.64 per Mcf for the first quarter of 2013. Interest income was lower for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012, due to a decrease in funds available for investment and to additional interest received in the first quarter of 2012 from granted audit exceptions. Administrative expenses were lower in 2013 primarily as a result of differences in timing in the receipt and payment of certain of these expenses.

The capital costs attributable to the Underlying Properties for the first quarter of 2013 and deducted by Burlington in calculating Royalty Income were approximately $12.5 million as compared to approximately $5.9 million of capital costs in the first quarter of 2012.

On March 27, 2013 Burlington announced the temporary suspension of its drilling program in the San Juan Basin, indicating that it plans to monitor natural gas prices and restart the program at some point in the future, dependent upon such gas prices. Existing wells will continue to be operated. Burlington has informed the Trust that its amended budget for capital expenditures for the Underlying Properties in 2013 is estimated at $18.5 million ($10 million less than the capital budget announced by Burlington in January 2013). Of the $18.5 million, approximately $5 million will be attributable to the capital budgets for 2012 and prior years. Burlington reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2013 could range from $15 million to $45 million.

Burlington anticipates 397 projects in 2013. Approximately $8.2 million of the $18.5 million budget is allocable to nine new wells, including seven wells scheduled to be dually completed in the Mesaverde and Dakota formations and one well to be completed in all three of the Mesaverde, Mancos Shale and Dakota formations. Approximately $5.4 million will be spent on recompletions and miscellaneous facilities projects. In light of the challenged price environment for natural gas and natural gas liquids, Burlington will increase its recompletion activity in 2013, noting that such activity is intended to open a new zone of production at a substantially lower cost than drilling a new well. Of the $5 million attributable to the budgets for prior years, approximately $3 million is allocable to 30 new wells and the $2 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects.

Lease operating expenses and property taxes were $8,809,725 and $239,897, respectively, for the first quarter of 2013, as compared to $8,292,069 and $(133,082), respectively, for the first quarter of 2012. Burlington indicates the increase in operating expenses in the first quarter 2013 is due to winter weather and increases in the work over rig count during the first quarter of 2013. Taxes for the first quarter of 2013 were higher primarily because the distribution for March 2012 included a $279,849 adjustment for the over-accrual of ad valorem taxes.

Burlington has reported to the Trustee that during the first quarter of 2013, eight gross (5.29 net) conventional wells were completed on the Underlying Properties. Six gross (2.47 net) conventional wells were in progress at March 31, 2013.

There were eight gross (2.91 net) conventional wells completed on the Underlying Properties during the first quarter of 2012. Five gross (0.70 net) conventional wells were in progress at March 31, 2012.

There were 4,015 gross (1,158.50 net) producing wells being operated subject to the Royalty as of December 31, 2012, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (5.00 net) are oil wells and the balance are gas wells. Burlington reports that approximately 839 gross (319.60 net) of the wells are multiple completion wells resulting in a total of 4,854 gross (1,478.10 net) completions.

“Gross” acres or wells, for purposes of this discussion, means the entire ownership interest of all parties in such properties, and Burlington’s interest therein is referred to as the “net” acres or wells. In calculating the number of net wells, where a well is completed to multiple formations, Burlington indicates it (a) multiplies the working interest for each zone by a fraction equal to one divided by the total number of completions in that well bore, and (b) adds the interests so calculated for each zone to obtain the net ownership interest in that well. A “payadd” is the completion of an additional productive interval in an existing completed zone in a well.

Royalty Income for the quarter ended March 31, 2013 is associated with actual gas and oil production during November 2012 through January 2013 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Gas:
Total sales (Mcf)	7,320,787	8,212,735
Mcf per day	79,574	89,269
Average price (per Mcf)	$3.64	$4.38
Oil:
Total sales (Bbls)	11,871	14,370
Bbls per day	129	156
Average price (per Bbl)	$77.96	$86.01

During the first quarter of 2013, average gas prices were $0.74 per Mcf lower than the average prices reported during the first quarter of 2012. The average price per barrel of oil during the first quarter of 2013 was $8.05 per barrel lower than that received for the first quarter of 2012.

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

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with Pacific Gas and Electric Company (“PG&E”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). A fourth contract for the purchase of summer only supplies by Salt River Project Agricultural Improvement and Power District expired October 2012. The NMGC contract for the sale of certain winter only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. Both PG&E and Shell gave notice of the termination of their respective contracts effective March 31, 2013. Burlington circulated requests for proposal soliciting bids for the purchase of those volumes commencing April 1, 2013 and Burlington has entered into two new contracts effective April 1, 2013 with Shell and EDF Trading North America, LLC for the purchase of those volumes through March 31, 2014.

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

Calculation of Royalty Income

Royalty Income received by the Trust for the three months ended March 31, 2013 and 2012, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended March 31,
	2013	2012
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$26,659,224	$35,940,492
Oil proceeds	925,468	1,235,903

Total	27,584,692	37,176,395
Less production costs:
Severance tax – Gas	2,646,862	3,199,795
Severance tax – Oil	94,180	115,595
Lease operating expense and property tax	9,049,622	8,158,987
Capital expenditures	12,533,245	5,901,361
Unreconciled production costs in excess of gross proceeds	(1,635,521)	0

Total	22,688,388	17,375,738

Net profits	4,896,304	19,800,657
Net overriding royalty interest	75%	75%

Royalty Income	$3,672,228	$14,850,493

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

Critical Accounting Policies

In accordance with the Commission’s rules and regulations and consistent with other royalty trusts, the financial statements of the Trust are prepared on the following basis:

•

Royalty Income recorded for a month is the amount computed and paid pursuant to the Conveyance by Burlington to the Trustee for the Trust. Royalty Income consists of the proceeds received by Burlington from the sale of production from the Underlying Properties less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by BROG for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty Income paid to the Trust and the distribution to Unit Holders for that month.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and is prohibited from engaging in a trade or business, including borrowing transactions, other than as periodically necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust. The amount of any such borrowings is unlikely to be material to the Trust. The Trust is also permitted to hold short-term investments acquired with funds held by the Trust pending distribution to Unit Holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust is not permitted to engage in transactions in foreign currencies which could expose the Trust or Unit Holders to any foreign currency related market risk. The Trust is not permitted to market the gas, oil or natural gas liquids from the Underlying Properties; Burlington is responsible for such marketing.

Item 4. Controls and Procedures.

The Trust maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Due to the pass-through nature of the Trust, Burlington provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the Commission. Consequently, the Trust’s ability to timely disclose relevant information in its periodic reports is dependent upon Burlington’s delivery of such information. Accordingly, the Trust maintains disclosure controls and procedures designed to ensure that Burlington accurately and timely accumulates and delivers such relevant information to the Trustee and those who participate in the preparation of the Trust’s periodic reports to allow for the preparation of such periodic reports and any decisions regarding disclosure.

The Indenture does not require Burlington to update or provide information to the Trust. However, the Conveyance transferring the Royalty to the Trust obligates Burlington to provide the Trust with certain information, including information concerning calculations of net proceeds owed to the Trust. Pursuant to the settlement of litigation in 1996 between the Trust and Burlington, Burlington agreed to newer, more formal financial reporting and audit procedures as compared to those provided in the Conveyance.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2013 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended March 31, 2013 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

As discussed above under Part I, Item 4 – Controls and Procedures, due to the pass-through nature of the Trust, Burlington provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the Commission. Although the Trustee receives periodic updates from Burlington regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on Burlington’s timely delivery of the information to the Trust.

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The defendant appealed and the Tenth Circuit reversed the judgment of the District Court and remanded the case for a new trial. On March 20, 2013, the Court entered a judgment and order approving a settlement reached by the parties on December 20, 2012 pursuant to which BP will pay $10 million plus interest to the plaintiffs, net of attorneys’ fees and certain other expenses, including the cost of settlement administration. The order is final and non-appealable, and the settlement administrator is working with BP to prepare a distribution to the class. The Trust is a member of the plaintiff class. However, it is uncertain whether any amount distributed to the Trust will be material. The Trustee will continue to monitor these proceedings.

Item 6. Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 10, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson

Lee Ann Anderson
Vice President and Senior Trust Officer

Date: May 10, 2013

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 10, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.