Form 10-Q
period 2013-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2013-08-09
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Number of Units of beneficial interest outstanding at August 9, 2013: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2013 and the distributable income and changes in trust corpus for the six-month periods ended June 30, 2013 and 2012. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and short-term investments	$3,944,939	$1,420,096
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $121,427,585 and $121,112,068 at June 30, 2013 and December 31, 2012, respectively)	11,847,943	12,163,460

	$15,792,882	$13,583,556

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$3,758,696	$1,264,307
Cash reserves	186,243	155,789
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	11,847,943	12,163,460

	$15,792,882	$13,583,556

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Royalty income	$6,237,669	$10,582,704		$9,909,897	$25,433,196
Interest income	198	210,041	(1)	664	557,736	(2)

Total revenue	6,237,867	10,792,745		9,910,561	25,990,932
General and administrative expenditures	514,941	414,016		948,067	987,507
Increase in cash reserves	186,243	—		29,518	—

Distributable income	$5,536,683	$10,378,729		$8,932,976	$25,003,425

Distributable income per Unit (46,608,796 Units)	$0.118790	$0.222678		$0.191658	$0.536454

(1)	Includes $209,347 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.
(2)	Includes $555,177 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$12,067,958	$12,810,069	$12,163,460	$13,145,058
Amortization of net overriding royalty interest	(220,015)	(335,036)	(315,517)	(670,025)
Distributable income	5,536,683	10,378,729	8,932,976	25,003,425
Distributions declared	(5,536,683)	(10,378,729)	(8,932,976)	(25,003,425)

Trust corpus, end of period	$11,847,943	$12,475,033	$11,847,943	$12,475,033

The accompanying notes to condensed financial statements are an integral part of these statements.

SAN JUAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

Three Months Ended June 30, 2013 and 2012

The Trust received Royalty Income of $6,237,669 and interest income of $198 during the second quarter of 2013. No distributions were made in March or April 2013. In March, production costs exceeded revenues, and there was a $156,724 decrease in cash reserves as funds were withdrawn to pay administrative expenses. The cash available for distribution in April was applied first to pay certain deferred administrative costs and to replenish the reserve maintained by the Trustee for liabilities and contingencies. After deducting administrative expenses of $514,941 and establishing a cash reserve of $186,243, distributable income for the quarter was $5,536,683 ($0.118790 per Unit). In the second quarter of 2012, Royalty Income was $10,582,704, interest income was $210,041, administrative expenses were $414,016 and distributable income was $10,378,729 ($0.222678 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2013 were as follows:

April	$.000000
May	.038147
June	.080643

Quarter Total	$.118790

The Royalty Income distributed in the second quarter of 2013 was lower than that distributed in the second quarter of 2012 primarily because both capital expenditures and lease operating expenses in the second quarter of 2013 were materially higher than those for the second quarter of 2012 and those increases in cost more than offset the increase in the gross proceeds of sales of gas and oil during the second quarter of 2013 as compared with the second quarter of 2012. Interest income was lower for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012, due to the receipt in 2012 of $209,347 in interest on the late payment of net proceeds as a result of the ongoing negotiation of compliance audit issues. Administrative expenses were higher in 2013 primarily as a result of differences in timing in the receipt and payment of certain of these expenses.

The capital costs attributable to the Underlying Properties for the second quarter of 2013 and deducted by Burlington in calculating Royalty Income were approximately $6.8 million as compared to approximately $3.9 million of capital costs in the second quarter of 2012. Burlington indicates the increase in capital expenditures in the second quarter of 2013 is due to Burlington’s understatement of capital costs in the second quarter of 2012 and to an increase in expenses attributable to budgets for prior years.

Burlington informed the Trust that its amended budget for capital expenditures for the Underlying Properties in 2013 is estimated at $18.5 million ($10 million less than the capital budget announced by Burlington in January 2013). Of the $18.5 million, approximately $5 million will be attributable to the capital budgets for 2012 and prior years. Burlington reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2013 could range from $15 million to $45 million. Although the reported $19.3 million of capital expenditures for the six months ended June 30, 2013 already exceed the estimated budget, on March 27, 2013 Burlington announced the temporary suspension of its drilling program in the San Juan Basin, indicating that it plans to monitor natural gas prices and restart the program at some point in the future, dependent upon such gas prices. Existing wells will continue to be operated.

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

Lease operating expenses and property taxes were $10,020,364 and $168,858, respectively, for the second quarter of 2013, as compared to $6,874,859 and $139,489, respectively, for the second quarter of 2012. Burlington indicates the increase in operating expenses in the second quarter of 2013 is due to Burlington’s understatement of capital and lease operating expenses during the second quarter of 2012 and to increased maintenance and repair costs in the second quarter of 2013. Taxes for the second quarter of 2013 were higher primarily because of increases in the production volume and average price of natural gas.

As previously reported, and as related to the 2012 results reported herein, Burlington has reported that as a result of a miscalculation by Burlington (the “2012 Calculation Error”), lease operating expenses and capital expenditures were understated by approximately 25% during the months of April through July 2012, which caused the Royalty Income due the Trust to be overpaid by approximately $3,386,861. As permitted by the Royalty Conveyance document, Burlington offset the overpayment against Royalty Income payable to the Trust over four consecutive months commencing with August 2012.

Burlington has reported to the Trustee that during the second quarter of 2013, nine gross (4.22 net) conventional wells were completed on the Underlying Properties. There were no wells in progress at June 30, 2013.

There were eight gross (1.53 net) conventional wells completed on the Underlying Properties during the second quarter of 2012. Three gross (0.32 net) conventional wells were in progress at June 30, 2012.

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

Royalty Income for the quarter ended June 30, 2013 is associated with actual gas and oil production during February 2013 through April 2013 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013	2012
Gas:
Total sales (Mcf)	8,369,221	8,130,030
Mcf per day	94,036	90,334
Average price (per Mcf)	$3.42	$3.31
Oil:
Total sales (Bbls)	14,936	9,670
Bbls per day	168	107
Average price (per Bbl)	$81.41	$90.26

During the second quarter of 2013, average gas prices were $0.11 per Mcf higher than the average prices reported during the second quarter of 2012. The average price per barrel of oil during the second quarter of 2013 was $8.85 per barrel lower than that received for the second quarter of 2012.

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

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with Pacific Gas and Electric Company (“PG&E”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). The NMGC contract for the sale of certain winter-only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. Both PG&E and Shell gave notice of the termination of their respective contracts effective March 31, 2013. Burlington circulated requests for proposal soliciting bids for the purchase of those volumes commencing April 1, 2013 and Burlington has entered into two new contracts effective April 1, 2013 with Shell and EDF Trading North America, LLC for the purchase of those volumes through March 31, 2014.

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

Burlington contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four contracts were entered into with WFC to be effective for terms of 15 years commencing April 1, 2010. Burlington has also signed an agreement with EFS effective November 1, 2011 for a term of 15 years. Burlington has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality.

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

Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, the Trust received Royalty income of $9,909,897 and interest income of $664. There was a $29,518 net increase in cash reserves. After deducting administrative expenses of $948,067 and the cash reserve increase, distributable income was $8,932,976 ($0.191658 per Unit) for the six months ended June 30, 2013. For the six months ended June 30, 2012, the Trust received Royalty income of $25,433,196 and interest income of $557,736. There was no change in cash reserves. After deducting administrative expenses of $987,507, distributable income was $25,003,425 ($0.536454 per Unit) for the six months ended June 30, 2012.

The decrease in distributable income from 2012 to 2013 resulted primarily from increased capital expenditures and lease operating costs and decreased gross proceeds from the sale of natural gas during the first half of 2013. Interest earnings for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 were lower due to the receipt in 2012 of $555,177 in interest on the late payment of net proceeds as a result of the ongoing negotiation of compliance audit issues. General and administrative expenses were higher for the six months ended June 30, 2013, as compared to the same period in 2012 primarily as a result of differences in timing in the receipt and payment of the expenses.

Capital expenditures incurred by Burlington, attributable to the Underlying Properties, for the first six months of 2013 amounted to approximately $19.3 million. Capital expenditures were approximately $9.8 million for the first six months of 2012. Lease operating expenses and property taxes totaled $18,830,090 and $408,755, respectively, as compared to $15,166,928 and $6,406, respectively, for the first six months of 2012. Both capital expenditures and lease operating expenses for the first six months of 2012 were understated as a result of the 2012 Calculation Error.

Burlington has reported to the Trustee that during the six months ended June 30, 2013, 17 gross (9.51 net) conventional wells were completed on the Underlying Properties. There were 16 gross (4.44 net) conventional wells completed on the Underlying Properties in the six months ending June 30, 2012.

Royalty income for the six months ended June 30, 2013 is associated with actual gas and oil production during November 2012 through April 2013 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
Gas:
Total sales (Mcf)	15,690,008	16,342,765
Mcf per day	86,685	89,795
Average price (per Mcf)	$3.53	$3.83
Oil:
Total Sales (Bbls)	26,807	24,040
Bbls per day	148	132
Average price (per Bbl)	$79.88	$87.72

Royalty Income received by the Trust for the three months and six months ended June 30, 2013 and 2012, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013	2012
Gross proceeds of sales from the Underlying Properties
Gas proceeds	$28,659,548		$26,882,023		$55,318,772	$62,822,515
Oil proceeds	1,215,897		872,858		2,141,365	2,108,761
Other	—		(246,332	)(2)	—	(246,332	)(2)

Total	29,875,445		27,508,549		57,460,137	64,684,944
Less production costs:
Severance tax – gas	2,842,532		2,378,053		5,489,394	5,577,848
Severance tax – oil	126,078		86,092		220,258	201,688
Lease operating expense and property tax	10,189,222		7,014,348		19,238,844	15,173,334
Capital expenditures	6,760,770		3,919,784		19,294,015	9,821,145
Other	4,430	(1)	—		4,430 (1)	—
Production Costs in excess of gross proceeds	—		—		(1,635,521)	—
Excess production cost	1,635,521		—		1,635,521	—

Total	21,558,553		13,398,277		44,246,941	30,774,015

Net profits	8,316,892		14,110,272		13,213,196	33,910,929
Net overriding royalty interest	75%		75%		75%	75%

Royalty Income	$6,237,669		$10,582,704		$9,909,897	$25,433,196

(1)	Interest on excess production cost.
(2)	Reduction of April revenue as part of the ongoing negotiation of compliance audit exceptions.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2013 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended June 30, 2013 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: August 9, 2013

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.