Form 10-Q
period 2013-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2013-11-12
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Number of Units of beneficial interest outstanding at November 12, 2013: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2013 and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2013 and 2012. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and short-term investments	$4,596,596	$1,420,096
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $121,897,448 and $121,112,068 at September 30, 2013 and December 31, 2012, respectively)	11,378,080	12,163,460

	$15,974,676	$13,583,556

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$4,410,354	$1,264,307
Cash reserves	186,242	155,789
Trust corpus—46,608,796 Units of beneficial interest authorized and outstanding	11,378,080	12,163,460

	$15,974,676	$13,583,556

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Royalty income	$13,743,934	$4,926,020		$23,653,832	$30,359,217
Interest income	1,240	11,950	(1)	1,904	569,686	(2)

Total revenue	13,745,174	4,937,970		23,655,736	30,928,903
General and administrative expenditures	288,883	320,679		1,236,950	1,308,187
Increase in cash reserves	—	—		29,518	—

Distributable income	$13,456,291	$4,617,291		$22,389,268	$29,620,716

Distributable income per Unit (46,608,796 Units)	$0.288708	$0.099066		$0.480366	$0.635520

(1)	Includes $10,933 in interest on the late payment of gross proceeds as part of the ongoing negotiation of compliance audit exceptions.
(2)	Includes $566,110 in interest on the late payment of gross proceeds as part of the ongoing negotiation of compliance audit exceptions.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$11,847,943	$12,475,033	$12,163,460	$13,145,058
Amortization of net overriding royalty interest	(469,863)	(197,515)	(785,380)	(867,540)
Distributable income	13,456,291	4,617,291	22,389,268	29,620,716
Distributions declared	(13,456,291)	(4,617,291)	(22,389,268)	(29,620,716)

Trust corpus, end of period	$11,378,080	$12,277,518	$11,378,080	$12,277,518

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

The Royalty constitutes the principal asset of the Trust. The beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980 received one freely tradable Unit for each share of the common stock of Southland Royalty then held. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became Burlington. On March 31, 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., Burlington’s parent. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn, is the parent of Burlington. On May 1, 2012, ConocoPhillips announced that it had completed the spinoff to Phillips 66 of the company’s refining and marketing business from its exploration and production business. Both businesses are now stand-alone, publicly-traded corporations.

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

Three Months Ended September 30, 2013 and 2012

The Trust received Royalty Income of $13,743,934 and interest income of $1,240 during the third quarter of 2013. After deducting administrative expenses of $288,883, distributable income for the quarter was $13,456,291 ($0.288708 per Unit). In the third quarter of 2012, Royalty Income was $4,926,020, interest income was $11,950, administrative expenses were $320,679 and distributable income was $4,617,291 ($0.099066 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2013 were as follows:

July	$.103917
August	.090166
September	.094625

Quarter Total	$.288708

The Royalty Income distributed in the third quarter of 2013 was higher than that distributed in the third quarter of 2012 primarily due to an increase in the average gas price from $2.44 per Mcf for the third quarter of 2012 to $3.64 per Mcf for the third quarter of 2013, but also as a result of lower capital expenditures during the third quarter of 2013. Interest income was lower for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012, due to the receipt in 2012 of $10,933 in interest on the late payment of net proceeds as a result of the ongoing negotiation of compliance audit issues. Administrative expenses were lower in 2013 primarily as a result of differences in timing in the receipt and payment of certain of these expenses.

The capital costs attributable to the Underlying Properties for the third quarter of 2013 and deducted by Burlington in calculating Royalty Income were approximately $1.6 million as compared to approximately $4.1 million of capital costs in the third quarter of 2012.

Burlington informed the Trust that its amended budget for capital expenditures for the Underlying Properties in 2013 is estimated at $18.5 million ($10 million less than the capital budget announced by Burlington in January 2013). Of the $18.5 million, approximately $5 million will be attributable to the capital budgets for 2012 and prior years. Burlington reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2013 could range from $15 million to $45 million. Although the reported $20.9 million of capital expenditures for the nine months ended September 30, 2013 already exceed the estimated budget, on March 27, 2013 Burlington announced the temporary suspension of its drilling program in the San Juan Basin, indicating that it plans to monitor natural gas prices and restart the program at some point in the future, dependent upon such gas prices. Existing wells will continue to be operated.

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

Lease operating expenses and property taxes were $9,946,510 and $168,858, respectively, for the third quarter of 2013, as compared to $9,017,423 and $139,489, respectively, for the third quarter of 2012. Burlington indicates the increase in operating expenses in the third quarter of 2013 is due to increased well workover activities in the third quarter of 2013. With the temporary suspension of its drilling program for new wells, Burlington reports that it is working over existing wells to help maintain production levels. Taxes for the third quarter of 2013 were higher primarily because of increases in the production volume and average price of natural gas.

As previously reported, and as related to the 2012 results reported herein, Burlington has indicated that as a result of a miscalculation by Burlington (the “2012 Calculation Error”), lease operating expenses and capital expenditures were understated by approximately 25% during the months of April through July 2012, which caused the Royalty Income due the Trust to be overpaid by approximately $3,386,861. As permitted by the Royalty Conveyance document, Burlington offset the overpayment against Royalty Income payable to the Trust over four consecutive months commencing with August 2012.

Burlington has reported to the Trustee that during the third quarter of 2013, one gross (0.03 net) conventional well was completed on the Underlying Properties. There were no wells in progress at September 30, 2013.

There were four gross (0.69 net) conventional wells completed on the Underlying Properties during the third quarter of 2012. Seven gross (2.98 net) conventional wells were in progress at September 30, 2012.

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

Royalty Income for the quarter ended September 30, 2013 is associated with actual gas and oil production during May 2013 through July 2013 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013	2012
Gas:
Total sales (Mcf)	8,820,946	8,503,327
Mcf per day	95,880	92,427
Average price (per Mcf)	$3.64	$2.44
Oil:
Total sales (Bbls)	15,346	14,290
Bbls per day	167	155
Average price (per Bbl)	$86.48	$76.52

During the third quarter of 2013, average gas prices were $1.20 per Mcf higher than the average prices reported during the third quarter of 2012. The average price per barrel of oil during the third quarter of 2013 was $9.96 per barrel higher than that received for the third quarter of 2012.

Gas produced from the Underlying Properties is processed at one of the following five plants: Chaco, Val Verde, Milagro, Ignacio, and Kutz, all located in the San Juan Basin. All of such gas other than that processed at Kutz is being sold to Chevron USA, Inc. (“Chevron”) under a contract with Burlington dated April 1, 2011 which provides for the delivery of gas through March 31, 2013 and from year to year thereafter. The Chevron contract has been amended by agreement of the parties and its term has been extended through at least March 31, 2015.

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

Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, the Trust received Royalty income of $23,653,832 and interest income of $1,904. As previously reported, no distributions were made in March or April 2013. In March, production costs exceeded revenues, and there was a $156,724 decrease in cash reserves as funds were withdrawn to pay administrative expenses. The cash available for distribution in April was applied first to pay administrative costs and to replenish the reserve maintained by the Trustee for liabilities and contingencies. There was a $29,518 net increase in cash reserves. After deducting administrative expenses of $1,236,950 and the cash reserve increase, distributable income was $22,389,268 ($0.480366 per Unit) for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, the Trust received Royalty income of $30,359,217 and interest income of $569,686. There was no change in cash reserves. After deducting administrative expenses of $1,308,187, distributable income was $29,620,716 ($0.635520 per Unit) for the nine months ended September 30, 2012.

Distributable income from 2012 to 2013 decreased primarily because increases in gas and oil proceeds were more than offset by increased capital expenditures and lease operating costs during the first nine months of 2013. Interest earnings for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012 were lower due to the receipt in 2012 of $555,177 in interest on the late payment of net proceeds as a result of the ongoing negotiation of compliance audit issues. General and administrative expenses were lower for the nine months ended September 30, 2013, as compared to the same period in 2012 primarily as a result of differences in timing in the receipt and payment of the expenses.

Capital expenditures incurred by Burlington, attributable to the Underlying Properties, for the first nine months of 2013 amounted to approximately $20.9 million. Capital expenditures were approximately $13.9 million for the first nine months of 2012. Lease operating expenses and property taxes totaled $28,776,600 and $577,613, respectively, as compared to $24,184,351 and $145,896, respectively, for the first nine months of 2012. As a result of the 2012 Calculation Error, lease operating expenses and capital expenditures were understated by approximately 25% during the months of April through July 2012, which caused the Royalty Income due the Trust to be overpaid by approximately $3,386,861. As permitted by the Royalty Conveyance document, Burlington offset the overpayment against Royalty Income payable to the Trust over four consecutive months commencing with August 2012.

Burlington has reported to the Trustee that during the nine months ended September 30, 2013, 18 gross (9.54 net) conventional wells were completed on the Underlying Properties. There were 20 gross (5.13 net) conventional wells completed on the Underlying Properties during the nine months ended September 30, 2012.

Royalty income for the nine months ended September 30, 2013 is associated with actual gas and oil production during November 2012 through July 2013 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
Gas:
Total sales (Mcf)	24,510,954	24,846,092
Mcf per day	89,784	90,679
Average price (per Mcf)	$3.57	$3.35
Oil:
Total Sales (Bbls)	42,153	38,330
Bbls per day	154	140
Average price (per Bbl)	$82.28	$83.54

Royalty Income received by the Trust for the three months and nine months ended September 30, 2013 and 2012, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013		2012
Gross proceeds of sales from the Underlying Properties
Gas proceeds	$32,093,034		$20,716,421	$87,411,806		$83,538,936
Oil proceeds	1,327,173		1,093,450	3,468,538		3,202,212
Other	—		—	—		(246,332	)(3)

Total	33,420,207		21,809,871	90,880,344		86,494,816
Less production costs:
Severance tax – gas	3,211,029		1,909,830	8,700,422		7,487,678
Severance tax – oil	142,805		109,232	363,063		310,920
Other	—		—	4,430	(2)	—
Lease operating expense and property tax	10,115,368		9,156,912	29,354,213		24,330,247
Capital expenditures	1,625,759	(1)	4,065,870	20,919,774		13,887,015

Total	15,094,961		15,241,844	59,341,902		46,015,860

Net profits	18,325,246		6,568,027	31,538,442		40,478,956
Net overriding royalty interest	75%		75%	75%		75%

Royalty Income	$13,743,934		$4,926,020	$23,653,832		$30,359,217

(1)	Includes $387,100 credit due to a downward revision in the capital accrual rate.
(2)	Interest on excess production cost.
(3)	Reduction of April revenue as part of the ongoing negotiation of compliance audit exceptions.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2013 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended September 30, 2013 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

Item 6. Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 12, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 12, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson

Lee Ann Anderson
Vice President and Senior Trust Officer

Date: November 12, 2013

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 12, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 12, 2013, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.