Form 10-K
period 2013-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2014-03-03
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2013: $747,990,926.

At March 3, 2014, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

“Units of Beneficial Interest” and “Description of the Properties”, in registrant’s Annual Report to Unit Holders for the year ended December 31, 2013, are incorporated herein by reference for Item 5 (Market for Registrant’s Units, Related Unit Holder Matters and Issuer Purchases of Units) and Item 7 (Trustee’s Discussion and Analysis of Financial Condition and Results of Operation) of Part II of this Report.

PART I

Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the San Juan Basin Royalty Trust (the “Trust”) with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements reflect the current view of Burlington Resources Oil & Gas Company LP (“Burlington”), the owner of the working interest, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by Compass Bank, the Trustee (the “Trustee”) of the Trust, and Burlington and involve risks and uncertainties. These risks and uncertainties include volatility of oil and gas prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves. Should one or more of these risks or uncertainties occur, actual results may vary materially and adversely from those anticipated.

ITEM 1.	BUSINESS

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture (the “Original Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland”) and The Fort Worth National Bank. Effective as of September 30, 2002, the Original Indenture was amended and restated (the Original Indenture, as amended and restated, the “First Restated Indenture”) and, effective as of December 12, 2007, the First Restated Indenture was amended and restated (the First Restated Indenture, as amended and restated, the “Indenture”). The current Trustee of the Trust is Compass Bank (as a result of a series of mergers and other transactions). In 2007, Compass Bank’s parent company, Compass Bancshares, Inc., was acquired by and is now a wholly-owned subsidiary of Banco Bilbao Vizcaya Argentaria, S.A. The principal office of the Trust is located at 300 West 7th Street, Suite B, Fort Worth, Texas 76102 (toll-free telephone number (866) 809-4553). The Trust maintains a website at www.sjbrt.com. The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the Securities and Exchange Commission (the “SEC”) through its website as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC. The Trust’s materials filed with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the Public Reference Room of the SEC at 1-800-SEC-0330. The SEC also maintains the internet site of http://www.sec.gov. This site contains reports and, as applicable, proxy and information statements, and other information regarding the Trust and other issuers that file electronically with the SEC.

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

The Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee, 300 West 7th Street, Suite B, Fort Worth, Texas 76102 (toll-free telephone number (866) 809-4553, email address: sjt@bbvacompass.com), is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT. The tax information is generally posted by the Trustee on the Trust’s website: www.sjbrt.com.

The Trust received approximately $38 million, $34.5 million, and $68 million in Royalty Income from Burlington in each of the fiscal years ended December 31, 2013, 2012, and 2011, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $36.5 million, $33.5 million, and $67.2 million to Unit Holders in each of the fiscal years ended December 31, 2013, 2012, and 2011, respectively. The Trust’s corpus was approximately $11 million, $12.2 million, and $13.1 million as of December 31, 2013, 2012, and 2011, respectively.

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

Certain of the Underlying Properties are operated by Burlington which has the obligation to conduct its operations in accordance with reasonable and prudent business judgment and good oil and gas field practices. As operator, Burlington has the right to abandon any well when, in its opinion, such well ceases to produce or is not capable of producing oil and gas in paying quantities. Burlington also is responsible, subject to the terms of an agreement with the Trust, for marketing the production from such properties, either under existing sales contracts or under future arrangements – at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. Additionally, Burlington is obligated under the Conveyance to maintain books and records sufficient to determine the amounts payable to the Trustee.

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

The exploration for and the production of gas and oil is a speculative business. The Trust has no means of ensuring continued income from the Royalty will be maintained at the present level or otherwise. In addition, fluctuations in prices and supplies of gas and oil and the effect these fluctuations might have on Royalty Income to the Trust and on reserves net to the Trust cannot be accurately projected. The Trustee has no information with which to make any projections beyond information on economic conditions that is generally available to the public and thus is unwilling to make any such projections.

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

The value of the Units of the Trust depends upon, among other things, the amount of reserves attributable to the Royalty and the estimated future value of the reserves. Estimating reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the Underlying Properties will vary from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating reserves. Those factors and assumptions may include:

•	historical production from the area compared with production rates from similar producing areas;

•	the assumed effect of governmental regulation; and

•	assumptions about future commodity price adjustments, production and development costs, severance and excise taxes, and capital expenditures.

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

Producing Acreage, Wells and Drilling

The Underlying Properties consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico and 4,007 gross (1,156.70 net) wells, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (five net) are oil wells and the balance are gas wells. Burlington reports that approximately 852 gross (325.19 net) of the wells are multiple completion wells resulting in a total of 4,859 gross (1,481.89 net) completions. The Trust has inquired of Burlington whether the acreage is developed or undeveloped. Burlington has informed the Trust that all of the subject acreage is held by production, and even though it has not been fully developed in every formation, Burlington has classified all of such acreage as developed. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland began development of coal seam reserves in the Fruitland Coal formation. In 2011 Burlington drilled a well which was completed not only to the Mesaverde and the Dakota formations, but also to the Mancos Shale formation which lies between the two. In 2012 and 2013 Burlington drilled two horizontal wells in the Mancos Shale formation, one of which (the Yert 1-H) was completed on lands burdened by the Royalty. While Burlington will continue to assess its program of horizontal drilling, it expects no new horizontal or vertical drilling activity in the San Juan Basin in 2014.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by Burlington.

Capital expenses of $21.5 million were included in calculating Royalty Income paid to the Trust in calendar year 2013, and included expenditures for the drilling and completion of 19 gross (9.85 net) conventional wells. All of the wells commenced in 2013 were development wells. The Yert 1-H was an exploratory well completed in 2013 at a cost of approximately $3.45 million. There were no conventional wells in progress as of December 31, 2013. There were no dry exploratory or development wells drilled in 2013.

Approximately $12.3 million of capital expenditures covered 173 projects budgeted for prior years, including continued work on 141 new wells commenced in the years prior to 2013, all operated by Burlington, and 32 maintenance and facilities projects. The approximately $9.3 million balance for 2013 expenditures was attributable to ten operated new drill projects, one recompletion, and 34 projects for the maintenance and improvement of production facilities.

The capital expenses reported by Burlington for 2013 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Royalty Income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Further, Burlington’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by Burlington, Burlington’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

During 2012, in calculating Royalty Income, Burlington deducted approximately $22.2 million of capital expenditures for projects, including drilling and completion of 28 gross (7.97 net) conventional wells. There were six gross (4.39 net) conventional wells in progress as of December 31, 2012. As discussed above, during 2012, Burlington commenced an exploratory well designated the Yert 1-H as a horizontal well in the Mancos Shale formation. All of the other wells were development wells and there were no dry development or exploratory wells drilled in 2012.

During 2011, in calculating Royalty Income, Burlington deducted approximately $21 million of capital expenditures for projects, including drilling and completion of 56 gross (12.05 net) conventional wells and five gross (1.04 net) coal seam wells. There were nine gross (1.99 net) conventional wells in progress as of December 31, 2011. All of the wells were development wells and there were no dry exploratory or development wells drilled in 2011.

Burlington has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2014 is estimated at $4.8 million. Of the $4.8 million, approximately $3 million will be attributable to the capital budgets for 2013 and prior years. Burlington reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2013 could range from $2 million to $15 million.

Burlington anticipates 100 projects in 2014. However, in light of the challenged price environment for natural gas and natural gas liquids, Burlington anticipates no new drilling or recompletion activity to be commenced in 2014. Approximately $1.8 million of the $4.8 million budget is to be spent on 40 miscellaneous facilities projects. The $3 million balance is attributable to the budgets for prior years; $1 million is allocable to 20 new wells commenced prior to 2014 and the $2 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects.

Burlington plans to continue the temporary suspension of its drilling program in the San Juan Basin, indicating that it currently plans to have no drilling rigs operating in the Basin during 2014. However, Burlington reported that it continually monitors natural gas prices and plans to restart the program at some point in the future, dependent upon such gas prices. Existing wells will continue to be operated.

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

Oil and Gas Production

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2013, were as follows:

	2013		2012		2011
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Production	10,131,009	18,308	10,259,791	16,369	15,265,827	26,981
Average Price	$3.88	$86.38	$3.56	$84.36	$4.76	$81.08

Production volumes and costs attributable to the Underlying Properties for the three years ended December 31, 2013 were as follows:

	2013	2012	2011
Production (Mcf)	31,711,193	32,580,756	32,964,647
Total Production Costs (including capital expenses)	$73,909,480	$67,790,539	$70,849,834
Average Production Costs per unit of Production	$2.3307	$2.0807	$2.1493
Lease Operating Expenses	$37,820,636	$34,804,029	$34,249,734
Average Lifting Cost per unit of Production	$1.1927	$1.0682	$1.0390

Pricing Information

Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. Gas production from the Underlying Properties totaled 31,711,193 Mcf during 2013.

Gas produced from the Underlying Properties is processed at one of the following five plants: Chaco, Val Verde, Milagro, Ignacio, and Kutz, all located in the San Juan Basin. All of such gas other than that processed at Kutz is being sold to Chevron USA, Inc. (“Chevron”) under a contract with Burlington dated April 1, 2011 which provides for the delivery of gas through March 31, 2013 and from year to year thereafter. The Chevron contract has been amended by agreement of the parties and its term has been extended through March 31, 2015, and thereafter until terminated by either party upon six months notice to the other.

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with Pacific Gas and Electric Company (“PG&E”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). The NMGC contract for the sale of certain winter-only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. Both PG&E and Shell gave notice of the termination of their respective contracts effective March 31, 2013. Burlington circulated requests for proposal soliciting bids for the purchase of those volumes and entered into two contracts effective April 1, 2013 with Shell and EDF Trading North America, LLC (“EDF”) for a term expiring March 31, 2014. Following another round of requests for proposal, Burlington has entered into two new contracts with Shell and EDF for the purchase of those volumes through March 31, 2015.

All four of the current contracts provide for (i) the delivery of such gas at various delivery points through their respective termination dates; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico.

Burlington contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts were entered into with WFC, each of which is effective for a term of 15 years, which commenced April 1, 2010. Burlington has signed a similar agreement with EFS which was effective

November 1, 2011 for a term of 15 years. Burlington has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality.

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

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust verifies the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and gas reserves as of December 31, 2010, 2011, 2012 and 2013 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 25 years of practice experience in petroleum engineering. He is a registered professional engineer in the State of Texas (License No. 71055). He graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2010, to December 31, 2013, (in thousands):

	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
Reserves as of December 31, 2010	268	142,106

Revisions of previous estimates	6	6,873
Extensions, discoveries and other additions	8	2,228
Production	(27)	(15,266)

Reserves as of December 31, 2011	255	135,941

Revisions of previous estimates	(45)	(24,802)
Extensions, discoveries and other additions	10	3,569
Production	(16)	(10,260)

Reserves as of December 31, 2012	204	104,448

Revisions of previous estimates	(2)	7,437

Extensions, discoveries and other additions	10	2,764

Production	(18)	(10,131)

Reserves as of December 31, 2013	194	104,518

Estimated quantities of proved developed oil and gas reserves as of December 31, 2013, 2012, and 2011 were as follows (in thousands):

	2013	2012	2011
Crude Oil (Bbls)	189	192	239
Natural Gas (Mcf)	103,405	101,132	130,707

A summary of estimated quantities by geographic area for total proved and proved undeveloped oil and gas reserves as of December 31, 2013 were as follows (in thousands):

Reserves Category	Crude Oil Reserves	Natural Gas Reserves
	(Bbls)	(Mcf)
Developed:
United States	189	103,405
Other Countries	0	0
Undeveloped:
United States	5	1,113
Other Countries	0	0

Total Proved	194	104,518

Based on information provided by Burlington, there were 30 PUDs identified as of December 31, 2013, as compared to 55 as of December 31, 2012. This estimate does not include seven PUDs previously identified but not drilled within five years from date of booking. For the year ended December 31, 2013, an aggregate of seven Mbbls of oil and 1,272 MMcf of gas were converted from proved undeveloped reserves to proved developed reserves.

The current estimate has also been adjusted to take into account the elimination of PUDs no longer deemed commercially viable due to declines in the market price of natural gas, as well as new PUDs identified during the year and those converted to proved developed, all in the ordinary course of business. See the discussion of historical and budgeted investment and progress to convert PUDs to proved developed under Producing Acreage, Wells, and Drilling in this Item 2. Properties, above.

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

The 2013, 2012, and 2011 changes in the standardized measure of discounted future net cash flows related to future Royalty Income from proved reserves are as follows (in thousands):

	2013	2012	2011
Balance, January 1	$213,565	$384,406	$382,008
Revisions of prior-year estimates, change in prices and other	33,445	(178,205)	27,753
Extensions, discoveries and other additions	6,298	3,409	4,474
Accretion of discount	21,357	38,441	38,201
Royalty Income	(38,043)	(34,486)	(68,030)

Balance, December 31	$236,622	$213,565	$384,406

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

For 2013, $3.98 per Mcf of gas and $84.86 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $3.67 per MMBtu of NYMEX natural gas and $96.94 per Bbl of West Texas Intermediate oil. The upward revision in reserve quantities for 2013 is due primarily to higher natural gas prices.

For 2012, $3.30 per Mcf of gas and $82.87 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $2.76 per MMBtu of NYMEX natural gas and $94.71 per Bbl of West Texas Intermediate oil. The downward revision in reserve quantities for 2012 is due to the natural decline in the production from the properties as well as lower average gas prices during 2012 as compared to 2011.

For 2011, $4.82 per Mcf of gas and $84.36 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $4.12 per MMBtu of NYMEX natural gas and $96.19 per Bbl of West Texas Intermediate oil. The slightly downward revision in reserve quantities for 2011 is primarily due to the natural decline in the production from the properties.

The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2013, 2012, and 2011 (in thousands, except amounts per Unit):

	2013		2012		2011
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved	$395,305	$236,622	$364,027	$213,565	$670,246	$384,406
Proved Developed	$390,497	$236,212	$353,091	$212,551	$644,044	$373,492
Total Proved Per Unit	$8.48	$5.08	$7.81	$4.58	$14.38	$8.25

Estimated quantities of proved reserves increased in 2013 as compared to 2012 primarily due to higher gas prices in 2013. Proved reserve quantities are estimates based on information available at the time of preparation and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of those reserves may be substantially different from the above estimates. Moreover, the present values shown above should not be considered the market values of such oil and gas reserves or the costs that would be incurred to acquire equivalent reserves. A market value determination would require the analysis of additional parameters. Reserve estimates were not filed with any Federal authority or agency other than the SEC.

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

Federal Natural Gas Regulation

The transportation and sale for resale of natural gas in interstate commerce, historically, have been regulated pursuant to several laws enacted by Congress and the regulations promulgated under these laws by the Federal Energy Regulatory Commission (“FERC”) and its predecessor. In the past, the federal government has regulated the prices at which gas could be sold. Congress removed all price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. Congress could, however, reenact controls in the future.

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The Trust is a member of the plaintiff class. The Trustee has inquired of the settlement administrator and has been informed that based upon the pro rata calculation for the distribution of proceeds, the Trust’s share of the settlement after expenses was less than the minimum amount established by the Court for the receipt of a distribution check.

ITEM 4.	Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The information under “Units of Beneficial Interest” in the Trust’s Annual Report to Unit Holders for the year ended December 31, 2013, is incorporated herein by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

	2013	2012	2011	2010	2009
Royalty Income	$38,042,603	$34,485,777	$68,029,748	$79,971,751	$31,888,681
Distributable income	36,492,592	33,481,687	67,190,000	78,355,835	30,173,056
Distributable income per Unit	0.782955	0.718358	1.441573	1.681139	.647367
Distributions per Unit	0.782955	0.718358	1.441573	1.681139	.647367
Total assets, December 31	15,619,678	13,583,556	20,246,377	19,969,007	22,185,213

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The “Description of the Properties” in the Trust’s Annual Report to Unit Holders for the year ended December 31, 2013, is herein incorporated by reference and such Annual Report is available on the Trust’s website: www.sjbrt.com.

Gas and Oil Production

Total gas and oil production from the Underlying Properties for the five years ended December 31, 2013 were as follows:

	2013	2012	2011	2010	2009
Gas — Mcf	31,711,193	32,580,756	32,964,647	33,378,855	35,067,662
Mcf per Day	86,880	89,018	90,314	91,449	96,076
Oil-Bbls	55,857	50,617	58,908	62,675	58,603
Bbls per Day	153	138	161	172	161

Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Gas and oil sales attributable to the Royalty for the past five years are summarized in the following table:

	2013	2012	2011	2010	2009
Gas — Mcf	10,131,009	10,259,791	15,265,827	17,102,939	9,823,255
Average Price (per Mcf)	$3.88	$3.56	$4.76	$4.86	$3.48
Oil — Bbls	18,308	16,369	26,981	31,808	15,961
Average Price (per Bbl)	$86.38	$84.36	$81.08	$67.08	$53.45

Sales volumes attributable to the Royalty are determined by dividing the net profits received by the Trust from the sale of oil and gas, respectively, by the prices received for sales of such volumes from the Underlying Properties, taking into consideration production taxes attributable to the Underlying Properties. Because the oil and gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Underlying Properties may not provide a meaningful comparison to sales attributable to the Royalty.

The fluctuations in annual gas production that have occurred during these five years generally resulted from changes in the demand for gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Underlying Properties is influenced by the line pressure of the gas gathering systems in the San Juan Basin. As noted above, oil and gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and gas prices and capital expenditures.

Gas produced from the Underlying Properties is processed at one of the following five plants: Chaco, Val Verde, Milagro, Ignacio, and Kutz, all located in the San Juan Basin. All of such gas other than that processed at Kutz is being sold to Chevron USA, Inc. (“Chevron”) under a contract with Burlington dated April 1, 2011 which provides for the delivery of gas through March 31, 2013 and from year to year thereafter. The Chevron contract has been amended by agreement of the parties and its term has been extended through March 31, 2015, and thereafter until terminated by either party upon six months notice to the other.

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with Pacific Gas and Electric Company (“PG&E”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). The NMGC contract for the sale of certain winter-only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. Both PG&E and Shell gave notice of the termination of their respective contracts effective March 31, 2013. Burlington circulated requests for proposal soliciting bids for the purchase of those volumes and entered into two contracts effective April 1, 2013 with Shell and EDF Trading North America, LLC (“EDF”) for a term expiring March 31, 2014. Following another round of requests for proposal, Burlington has entered into two new contracts with Shell and EDF for the purchase of those volumes through March 31, 2015.

All four of the current contracts provide for (i) the delivery of such gas at various delivery points through their respective termination dates; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico.

Burlington contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts were entered into with WFC, each of which is effective for a term of 15 years, which commenced April 1, 2010. Burlington has signed a similar agreement with EFS which was effective November 1, 2011 for a term of 15 years. Burlington has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality.

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

Royalty Income

Royalty Income consists of monthly Net Proceeds attributable to the Royalty. Royalty Income for the five years ended December 31, 2013 was determined as shown in the following table:

	2013		2012		2011	2010		2009
Gross Proceeds From The Underlying Properties:
Gas	$118,276,065		$109,817,282		$156,770,429	$164,194,440	(3)	$117,091,623
Oil	4,721,365		4,200,625		4,785,736	4,201,260		2,917,081
Other	-0-		(246,332	)(2)	-0-	-0-		-0-

Total	$122,997,430		$113,771,575		$161,556,165	$168,395,700		$120,008,704

Capital Expenditures	$21,470,626		$22,195,936		$21,052,419	$13,101,962		$33,596,883
Severance tax – Gas	11,748,779		10,088,154		14,343,854	14,816,771		10,526,019
Severance Tax – Oil	483,018		417,036		482,396	407,627		283,744
Other	4,430	(1)	-0-		-0-	-0-		1,020	(4)
Lease Operating Expenses and Property Taxes	38,567,106		35,089,413		34,971,165	33,440,339		33,082,796

Total	$72,273,959		$67,790,539		$70,849,834	$61,766,699		$77,490,462

Net Profits	$50,723,471		$45,981,036		$90,706,331	$106,629,001		$42,518,242
Net Overriding Royalty Interest	75%		75%		75%	75%		75%

Royalty Income	$38,042,603		$34,485,777		$68,029,748	$79,971,751		$31,888,681

(1)	Interest on excess production cost.

(2)	Reduction of April revenue due to recovery by Burlington of an overpayment of compliance audit exceptions.

(3)	In May 2010, gas proceeds included $2,600,000 received in settlement of litigation.

(4)	Reflects the fee for Burlington volume exchanges during the production month of April 2009.

Distributable Income

“Distributable Income” (as that term is used herein) consists of Royalty Income plus interest, less the general and administrative expenses of the Trust and any changes in cash reserves established by the Trustee.

For the year ended December 31, 2013, Distributable Income was $36,492,592 as compared to $33,481,687 for the year ended December 31, 2012. Distributable Income in 2011 was $67,190,000.

The Trust received Royalty Income of $38,042,603 and interest income of $3,413 in 2013. As previously reported, no distributions were made in March or April 2013. In March, production costs exceeded revenues, and there was a $156,724 decrease in cash reserves as funds were withdrawn to pay administrative expenses. The cash available for distribution in April was applied first to pay administrative costs and to replenish the reserve maintained by the Trustee for liabilities and contingencies. There was a $29,518 net increase in cash reserves. After deducting administrative expenses of $1,523,906 and the cash reserve increase, Distributable Income for 2013 was $36,492,592 ($0.782955 per Unit). In 2012, Royalty Income was $34,485,777, interest income was $570,291, and administrative expenses were $1,574,381, resulting in Distributable Income of $33,481,687 ($0.718358 per Unit). The increase in Distributable Income from 2012 to 2013 was primarily attributable to slightly higher natural gas production and pricing. Interest earnings in 2013 were lower as compared to 2012, primarily due to additional interest received in 2012 on late payments of Gross Proceeds used in the calculation of the Royalty. Administrative expenses were lower in 2013, as compared to 2012 primarily as a result of differences in timing in the receipt and payment of these expenses.

In 2011, the Trust received Royalty Income of $68,029,748 and interest income of $679,952. After deducting administrative expenses of $1,519,700, Distributable Income for 2011 was $67,190,000 ($1.441573 per Unit). The decrease of approximately $34 million in Distributable Income from 2011 to 2012 was primarily attributable to lower natural gas pricing. Interest earnings in 2012 were lower as compared to 2011, primarily due to an additional interest received in 2011 on late payments of Gross Proceeds used in the calculation of the Royalty. Administrative expenses were higher in 2012, as compared to 2011 primarily as a result of differences in timing in the receipt and payment of these expenses.

The Trustee has been informed that the New Mexico Oil and Gas Proceeds and Pass-Through Entity Withholding Tax Act (the “Withholding Tax Act”) requires remitters who pay certain oil and gas proceeds from production on New Mexico wells to withhold income taxes from such proceeds in the case of certain nonresident recipients. The Trustee, on advice of New Mexico counsel, has observed that “net profits interests,” such as the Royalty, and other types of interests, the extent of which cannot be determined with respect to a specific share of the oil and gas production, as well as amounts deducted from payments that are for expenses related to oil and gas production, are excluded from the withholding requirements of the Withholding Tax Act. Unit Holders are reminded to consult with their tax advisors regarding the applicability of New Mexico income tax to distributions received from the Trust by a Unit Holder.

On February 21, 2014 Burlington informed the Trustee it has discovered a failure to properly allocate approximately $4.3 million of severance taxes to the calculation of the Royalty during a period commencing in 2007 until the error was corrected in 2012, the effect of which resulted in what it characterized as an overpayment to the Trust in the amount of approximately $3.25 million. Burlington proposes to recoup the overpayment in installments during 2014. Burlington has elected not to charge interest against the overpayment, although it has reserved the right to do so. The Trust’s compliance auditors and legal counsel are analyzing the facts and circumstances, and the Trustee will take Burlington’s claims under advisement and continue its communication with Burlington on this claim.

Operating Expenses

Monthly operating expenses of the Underlying Properties, exclusive of property taxes, in 2013 averaged approximately $3,151,720, as compared to the $2,900,336 average in 2012.

Operating expenses averaged higher in 2013 primarily because of an increase in well workover activity. The average for 2011 was $2,854,144. See Results of the 4th Quarters of 2013 and 2012 for a discussion of the 2012 Calculation Error as related to such operating expenses.

Settlements

As part of the September 4, 1996, settlement of the litigation filed by the Trustee on June 4, 1992 against Burlington and Southland, the Trustee and Burlington established a formal protocol pursuant to which compliance auditors retained by the Trustee gained improved access to Burlington’s books and records as applicable to the Underlying Properties. The audit process was initiated in 1996 and, since inception, has resulted in audit exceptions being granted by and payments or credits received from Burlington totaling approximately $42 million, including approximately $5.2 million in the past three years.

Capital Expenditures

Capital expenses of $21.5 million were included in calculating Royalty Income paid to the Trust in calendar year 2013, and included expenditures for the drilling and completion of 19 gross (9.85 net) conventional wells.

All of the wells commenced in 2013 were development wells. The Yert 1-H was an exploratory well completed in 2013 at a cost of approximately $3.45 million. There were no conventional wells in progress as of December 31, 2013. There were no dry exploratory or development wells drilled in 2013.

Approximately $12.3 million of capital expenditures covered 173 projects budgeted for prior years, including continued work on 141 new wells commenced in the years prior to 2013, all operated by Burlington, and 32 maintenance and facilities projects. The approximately $9.3 million balance for 2013 expenditures was attributable to ten operated new drill projects, one recompletion, and 34 projects for the maintenance and improvement of production facilities.

The capital expenses reported by Burlington for 2013 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Royalty Income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Further, Burlington’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by Burlington, Burlington’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

Results of the 4th Quarters of 2013 and 2012

For the three months ended December 31, 2013, Distributable Income was $14,103,324 ($0.302589 per Unit), which was more than the $3,860,972 ($0.082838 per Unit) of income distributed during the same period in 2012. The increase in Distributable Income resulted primarily from an increase in the average gas price, but also due to decreased capital costs and lease operating expenses in the fourth quarter of 2013.

For the months of April through July 2012, there was a miscalculation by Burlington which caused lease operating expenses and capital expenditures to be understated by approximately 25% (the “2012 Calculation Error”). The 2012 Calculation Error caused such costs to be understated by $333,644 in July 2012 and to be overstated by a total of $985,356 in August and September 2012 as that error was corrected.

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

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2013 and 2012 were as follows:

	2013	2012
Underlying Properties
Gas — Mcf	7,200,239	7,734,664
Mcf per Day	78,263	84,072
Average Price (per Mcf)	$4.29	$3.40
Oil — Bbls	13,705	12,287
Bbls per Day	149	134
Average Price (per Bbl)	$91.41	$81.26
Attributable to the Royalty
Gas — Mcf	3,512,812	1,179,548
Oil — Bbls	6,826	1,965

The average price of gas increased in the fourth quarter of 2013 compared to the same period of 2012. The price per barrel of oil during the fourth quarter of 2013 was $10.15 higher than that received in the fourth quarter of 2012. The table above reflects a reduction in the volume of gas produced for the fourth quarter of 2013 as compared to 2012. However, Burlington has informed the Trust that it made a downward volume adjustment in November 2013 in order to correct prior miscalculations, without which adjustment volumes for the fourth quarter of 2013 would have exceeded the 2012 volumes for the fourth quarter by 280,129 Mcfs.

For the months of April 2013 to October 2013, Burlington caused production volumes to be overstated by a total of 1,314,555 Mcf (1,608,598 MMBtu) due to a workpaper formulation error. The November distribution reflects a volume adjustment to correct the overstated production volumes. Burlington indicated this was a volume-only adjustment which did not impact the distribution amount. However, it did affect the volumes reported and therefore, the calculation of the average price per Mcf and MMBtu. Following the downward adjustment, the gas production volumes reported in November 2013 totaled 1,345,023 Mcf (1,300,953 MMBtu).

Capital costs for the fourth quarter of 2013 totaled $550,851 compared to $8,308,921 during the same period of 2012. Capital costs were dramatically lower due to the previously reported moratorium on the drilling of new wells announced by Burlington on March 27, 2013. Lease operating expenses and property taxes for the fourth quarter of 2013 averaged $3,070,964 per month compared to $3,586,389 per month in the fourth quarter of 2012. Operating expenses were approximately $516,000 per month lower in the fourth quarter of 2013 than for the fourth quarter of 2012 primarily because of the correction of the 2012 Calculation Error which resulted in overstated operating expenses in the fourth quarter of 2012, as just discussed. Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2013 and 2012 were as follows:

	2013	2012
October	$.096936	$.054593
November	.109868	.001119
December	.095785	.027126

Quarter Total	$0.302589	$0.082838

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2013 and 2012

	2013	2012
ASSETS
Cash and Short-Term Investments	$4,650,682	$1,420,096
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net	10,968,996	12,163,460

TOTAL	$15,619,678	$13,583,556

LIABILITIES & TRUST CORPUS
Distribution Payable to Unit holders	$4,464,440	$1,264,307
Cash Reserves	186,242	155,789
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	10,968,996	12,163,460

TOTAL	$15,619,678	$13,583,556

Statements of Distributable Income

For each of the years ended December 31

	2013	2012	2011
Royalty Income	$38,042,603	$34,485,777	$68,029,748
Interest Income	3,413	570,291	679,952

Total Revenue	38,046,016	35,056,068	68,709,700
Expenditures — General and Administrative	1,523,906	1,574,381	1,519,700
Increase in Cash Reserves	29,518	-0-	-0-

Distributable Income	$36,492,592	$33,481,687	$67,190,000

Distributable Income per Unit (46,608,796 Units)	$0.782955	$0.718358	$1.441573

Statements of Changes In Trust Corpus

For each of the years ended December 31

	2013	2012	2011
Trust Corpus, Beginning of Period	$12,163,460	$13,145,058	$14,745,884
Amortization of Net Overriding Royalty Interest	(1,194,464)	(981,598)	(1,600,826)
Distributable Income	36,492,592	33,481,687	67,190,000
Distributions Declared	(36,492,592)	(33,481,687)	(67,190,000)

Trust Corpus, End of Period	$10,968,996	$12,163,460	$13,145,058

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

The initial carrying value of the Royalty ($133,275,528) represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2013 and 2012 aggregated $122,306,532 and $121,112,068, respectively.

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

Notes to Financial Statements — (Continued)

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 3, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of December 31, 2013, the Trust’s tax years 2010 and thereafter remain subject to examination.

5.     Certain Contracts

Gas produced from the Underlying Properties is processed at one of the following five plants: Chaco, Val Verde, Milagro, Ignacio, and Kutz, all located in the San Juan Basin. All of such gas other than that processed at Kutz is being sold to Chevron USA, Inc. (“Chevron”) under a contract with Burlington dated April 1, 2011 which provides for the delivery of gas through March 31, 2013 and from year to year thereafter. The Chevron contract has been amended by agreement of the parties and its term has been extended through March 31, 2015, and thereafter until terminated by either party upon six months notice to the other.

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with Pacific Gas and Electric Company (“PG&E”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). The NMGC contract for the sale of certain winter-only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. Both PG&E and Shell gave notice of the termination of their respective contracts effective March 31, 2013. Burlington circulated requests for proposal soliciting bids for the purchase of those volumes and entered into two contracts effective April 1, 2013 with Shell and EDF Trading North America, LLC (“EDF”) for a term expiring March 31, 2014. Following another round of requests for proposal, Burlington has entered into two new contracts with Shell and EDF for the purchase of those volumes through March 31, 2015.

All four of the current contracts provide for (i) the delivery of such gas at various delivery points through their respective termination dates; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico.

Burlington contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four new contracts were entered into with WFC, each of which is effective for a term of 15 years, which commenced April 1, 2010. Burlington has signed a similar agreement with EFS which was effective November 1, 2011 for a term of 15 years. Burlington has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality.

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

In May 2011, a verdict was entered in the case styled Abraham et al. v. BP America Production Company, Case No. 6:09-cv-00961, in the U.S. District Court for the District of New Mexico, awarding the plaintiffs approximately $9.74 million in damages and $3.5 million in pre-judgment interest and costs based upon a jury finding that the defendant had failed to pay royalties consistent with market value for gas produced in the San Juan Basin. The Trust is a member of the plaintiff class. The Trustee has inquired of the settlement

Notes to Financial Statements — (Continued)

administrator and has been informed that based upon the pro rata calculation for the distribution of proceeds, the Trust’s share of the settlement after expenses was less than the minimum amount established by the Court for the receipt of a distribution check.

8.     Proved Oil and Gas Reserves (Unaudited)

Proved oil and gas reserve information is included in Item 2 of the Trust’s Annual Report on Form 10-K.

9.     Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2013 (in thousands, except per unit amounts):

2013	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$3,672	$3,396	$.072868
Second Quarter	6,238	5,537	.118790
Third Quarter	13,744	13,456	.288708
Fourth Quarter	14,389	14,103	.302589

Total	$38,043	$36,492	$0.782955

2012	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$14,850	$14,625	$.313776
Second Quarter	10,583	10,379	.222678
Third Quarter	4,926	4,617	.099066
Fourth Quarter	4,127	3,861	.082838

Total	$34,486	$33,482	$0.718358

10.     Commitments and Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On February 21, 2014 Burlington informed the Trustee it has discovered a failure to properly allocate approximately $4.3 million of severance taxes to the calculation of the Royalty during a period commencing in 2007 until the error was corrected in 2012, the effect of which resulted in what it characterized as an overpayment to the Trust in the amount of approximately $3.25 million. Burlington proposes to recoup the overpayment in installments during 2014. Burlington has elected not to charge interest against the overpayment, although it has reserved the right to do so. The Trust’s compliance auditors and legal counsel are analyzing the facts and circumstances, and the Trustee will take Burlington’s claims under advisement and continue its communication with Burlington on this claim.

Report of Independent Registered Public Accounting Firm

Compass Bank, Trustee

San Juan Basin Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2013 and 2012, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013, on the basis of accounting described in Note 3 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas

March 3, 2014

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2013 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. The Trustee has also concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trustee in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the timeframes specified in the Commission’s rules and forms. In reaching its conclusions, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended December 31, 2013 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

As of December 31, 2013, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Compass Bank, Trustee

San Juan Basin Royalty Trust

We have audited San Juan Basin Royalty Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the “COSO criteria”). Compass Bank (the “Trustee”) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Trustee’s Report On Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial accounting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2013 and 2012 and the related statements of distributable income and changes in trust corpus of the San Juan Basin Royalty Trust for each of the three years in the period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas

March 3, 2014

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed by the Trust in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2013, has previously been reported on a Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans. During the past three years the Trustee received total remuneration as follows:

Name of Individual or Entity	Year	Capacities in Which Served	Cash Compensation (1)
Compass Bank	2013	Trustee	$259,959
Compass Bank	2012	Trustee	$256,563
Compass Bank	2011	Trustee	$283,045

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

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of February 14, 2014 information with respect to the Unit Holders who were known to the Trustee to be the beneficial owners of more than 5 percent of the outstanding Units.

Name and Address of Beneficial Owner	Number of Units Beneficially Owned	Percent of Class
First Eagle Investment Management, LLC	5,493,614	11.79%
1345 Avenue of the Americas New York, NY 10105(1)

Seymour Schulich	4,000,000	8.58%
20 Eglinton Avenue West, Suite 1900 Toronto ON, Canada M4R 1K8(2)

(1)	This information was provided to the SEC and to the Trustee in a Schedule 13G/A filed with the SEC on February 14, 2014, on behalf of First Eagle Investment Management, LLC.

(2)	This information was provided to the SEC and to the Trustee in a Schedule 13G filed with the SEC on February 19, 2013, on behalf of Seymour Schulich.

(b) Security Ownership of Trustee. As of February 19, 2014, Compass Bank beneficially owned 27,012 Units, or less than one percent of the outstanding Units. Compass Bank has sole voting power over 5,000 of these Units and no voting power over the remaining 22,012. Compass Bank has sole power to dispose of 5,000 of such Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust has no directors or executive officers and is not empowered to carry on any business activity. Accordingly, there are no relationships or related transactions to which the Trust was a party that are required to be disclosed. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2013 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2013 and 2012 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2013	2012
Audit Fees	$86,000	$84,750
Audit-Related Fees	-0-	-0-
Tax Fees	4,450	18,250
All Other Fees	-0-	-0-

Total	$90,450	$103,000

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

Exhibits

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly
Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.*

13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2013.**

13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2013, is incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated March 3, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated March 3, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank on behalf of Compass Bank, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 3, 2014.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th St., Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

	By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: March 3, 2014

(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National
Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.*

13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2013.**

13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2013, is incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated March 3, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated March 3, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 3, 2014.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th St., Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.