Form 10-Q
period 2014-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2014-05-12
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Number of Units of beneficial interest outstanding at May 12, 2014: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2014 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2014 and 2013. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

SAN JUAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and short-term investments	$5,746,534	$4,650,682
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $122,702,942 and $122,306,532 at March 31, 2014 and December 31, 2013, respectively)	10,572,586	10,968,996

	$16,319,120	$15,619,678

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$5,560,292	$4,464,440
Cash reserves	186,242	186,242
Trust corpus—46,608,796 Units of beneficial interest authorized and outstanding	10,572,586	10,968,996

	$16,319,120	$15,619,678

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Royalty Income	$14,525,726	$3,672,228
Interest income	1,454	466
Decrease in cash reserves	0	156,724

Total revenue	14,527,180	3,829,418
General and administrative expenditures	(437,337)	(433,125)

Distributable income	$14,089,843	$3,396,293

Distributable income per Unit (46,608,796 Units)	$0.302300	$0.072868

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Trust corpus, beginning of period	$10,968,996	$12,163,460
Amortization of net overriding royalty interest	(396,410)	(95,502)
Distributable income	14,089,843	3,396,293
Distributions declared	(14,089,843)	(3,396,293)

Trust corpus, end of period	$10,572,586	$12,067,958

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

3. CONTINGENCIES

On February 21, 2014 Burlington informed the Trustee it had discovered a failure by Burlington to properly allocate approximately $4.3 million of severance taxes to the calculation of the Royalty during a period commencing in 2007 until the allocation was corrected in 2012, the effect of which resulted in what it characterized as an overpayment to the Trust in the amount of approximately $3.25 million. Burlington proposed and has begun to recoup the overpayment in installments of $361,215 commencing in March 2014 and continuing in equal installments through November 2014. Burlington has elected not to charge interest on the overpayment, although it has reserved the right to do so. The Trust and its advisors are analyzing the facts and circumstances and will continue communication with Burlington on this claim.

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

Three Months Ended March 31, 2014 and 2013

The Trust received Royalty Income of $14,525,726 and interest income of $1,454 during the first quarter of 2014. After deducting administrative expenses of $437,337, distributable income for the quarter was $14,089,843 ($0.302300 per Unit). In the first quarter of 2013, Royalty Income was $3,672,228, and interest income was $466. No distribution was made in March 2013 because production costs exceeded revenues. There was a $156,724 decrease in cash reserves that month as funds were withdrawn to pay administrative expenses. After deducting administrative expenses of $433,125 distributable income was $3,396,293 ($0.072868 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2014 were as follows:

January	$.096279
February	.086724
March	.119297

Quarter Total	$.302300

The Royalty Income distributed in the first quarter of 2014 was higher than that distributed in the first quarter of 2013 primarily because of the previously reported moratorium on the drilling of new wells announced by Burlington in March 2013, and also due to an increase in the average gas price from $3.64 per Mcf for the first quarter of 2013 to $4.13 for the first quarter of 2014. Interest income was higher for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013, due to an increase in funds available for investment. Administrative expenses were higher in 2014 primarily as a result of differences in timing in the receipt and payment of certain of these expenses.

On February 21, 2014 Burlington informed the Trustee it had discovered a failure by Burlington to properly allocate approximately $4.3 million of severance taxes to the calculation of the Royalty during a period commencing in 2007 until the allocation was corrected in 2012, the effect of which resulted in what it characterized as an overpayment to the Trust in the amount of approximately $3.25 million. Burlington proposed and has begun to recoup the overpayment in installments of $361,215 starting in March 2014 and continuing in equal installments through November 2014. Burlington has elected not to charge interest on the overpayment, although it has reserved the right to do so. The Trust and its advisors are analyzing the facts and circumstances and will continue communication with Burlington on this claim.

The capital costs attributable to the Underlying Properties for the first quarter of 2014 and deducted by Burlington in calculating Royalty Income were approximately $1.3 million as compared to approximately $12.5 million of capital costs in the first quarter of 2013.

Burlington informed the Trust that its budget for capital expenditures for the Underlying Properties in 2014 is estimated at $4.8 million. Of the $4.8 million, approximately $3 million will be attributable to the capital budgets for 2013 and prior years. Burlington reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2014 could range from $2 million to $15 million.

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

Burlington plans to continue the temporary suspension of its drilling program in the San Juan Basin, indicating that it currently plans to have no drilling rigs operating in the Basin during 2014. However, Burlington reported that it continually monitors natural gas prices and plans to restart the program at some point in the future, dependent upon such gas prices. Burlington reports that it is working over existing wells to help maintain production levels, and existing wells will continue to be operated.

Lease operating expenses and property taxes were $8,999,505 and $82,235, respectively, for the first quarter of 2014, as compared to $8,809,725 and $239,897, respectively, for the first quarter of 2013. Burlington indicates the increase in operating expenses in the first quarter of 2014 is due to higher overhead charges, charges from joint venture partners and maintenance and repair costs. Taxes for the first quarter of 2014 were lower primarily because of a credit that resulted from an analysis and reconciliation of estimated property taxes for 2013.

Burlington has reported to the Trustee that during the first quarter of 2014, no conventional wells were completed on the Underlying Properties. There were no wells in progress at March 31, 2014.

There were eight gross (5.29 net) conventional wells completed on the Underlying Properties during the first quarter of 2013. Six gross (2.47 net) conventional wells were in progress at March 31, 2013.

There were 4,007 gross (1,156.70 net) producing wells being operated subject to the Royalty as of December 31, 2013, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (5.00 net) are oil wells and the balance are gas wells. Burlington reports that approximately 852 gross (325.19 net) of the wells are multiple completion wells resulting in a total of 4,859 gross (1,481.89 net) completions.

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

Royalty Income for the quarter ended March 31, 2014 is associated with actual gas and oil production during November 2013 through January 2014 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Gas:
Total sales (Mcf)	7,769,282	7,320,787
Mcf per day	84,449	79,574
Average price (per Mcf)	$4.13	$3.64
Oil:
Total sales (Bbls)	18,737	11,871
Bbls per day	204	129
Average price (per Bbl)	$81.92	$77.96

During the first quarter of 2014, average gas prices were $0.49 per Mcf higher than the average prices reported during the first quarter of 2013. The average price per barrel of oil during the first quarter of 2014 was $3.96 per barrel higher than that received for the first quarter of 2013.

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

CALCULATION OF ROYALTY INCOME

	Three Months Ended March 31,
	2014	2013
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$32,106,422	$26,659,224
Oil proceeds	1,535,014	925,468

Total	33,641,436	27,584,692
Less production costs:
Severance tax – Gas	3,711,609	2,646,862
Severance tax – Oil	157,675	94,180
Lease operating expense and property tax	9,081,740	9,049,622
Capital expenditures	1,322,778	12,533,245
Unreconciled production costs in excess of gross proceeds	0	(1,635,521)

Total	14,273,802	22,688,388

Net profits	19,367,634	4,896,304
Net overriding royalty interest	75%	75%

Royalty Income	$14,525,726	$3,672,228

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2014 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended March 31, 2014 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 12, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 12, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: May 12, 2014

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 12, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 12, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.