Form 10-Q
period 2014-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2014-08-11
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

Number of Units of beneficial interest outstanding at August 11, 2014: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2014 and the distributable income and changes in trust corpus for the three- and six- month periods ended June 30, 2014 and 2013. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and short-term investments	$6,613,844	$4,650,682
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $123,111,305 and $122,306,532 at June 30, 2014 and December 31, 2013, respectively)	10,164,223	10,968,996

	$16,778,067	$15,619,678

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$6,427,602	$4,464,440
Cash reserves	186,242	186,242
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	10,164,223	10,968,996

	$16,778,067	$15,619,678

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
	Three Months Ended June 30,			Six Months Ended June 30,
	2014		2013	2014		2013
Royalty income	$18,124,799		$6,237,669	$32,650,525		$9,909,897
Interest income	70,713	(1)	198	72,167	(1)	664

Total revenue	18,195,512		6,237,867	32,722,692		9,910,561
General and administrative expenditures	483,252		514,941	920,589		948,067
Increase in cash reserves	0		186,243	0		29,518

Distributable income	$17,712,260		$5,536,683	$31,802,103		$8,932,976

Distributable income per Unit (46,608,796 Units)	$0.380019		$0.118790	$0.682319		$0.191658

(1)	Includes $69,241 interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$10,572,586	$12,067,958	$10,968,996	$12,163,460
Amortization of net overriding royalty interest	(408,363)	(220,015)	(804,773)	(315,517)
Distributable income	17,712,260	5,536,683	31,802,103	8,932,976
Distributions declared	(17,712,260)	(5,536,683)	(31,802,103)	(8,932,976)

Trust corpus, end of period	$10,164,223	$11,847,943	$10,164,223	$11,847,943

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

3. CONTINGENCIES

In February 2014 Burlington informed the Trustee it had discovered a failure by Burlington to properly allocate approximately $4.3 million of severance taxes to the calculation of the Royalty during a period commencing in 2007 until the allocation was corrected in 2012, which resulted in what it characterized as an overpayment to the Trust in the amount of approximately $3.25 million. Burlington proposed and has begun to recoup the overpayment in installments of $361,215 commencing in March 2014 and continuing in equal installments through November 2014. Burlington has elected not to charge interest on the overpayment, although it has reserved the right to do so. The Trust and its advisors are analyzing the facts and circumstances and will continue communication with Burlington on this claim.

4. SETTLEMENTS AND LITIGATION

On July 31, 2014, the Trustee filed a lawsuit against Burlington in the 1st Judicial District Court for the County of Santa Fe, State of New Mexico. The case is styled Compass Bank, in its Capacity as Trustee of the San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP and BROG GP LLC, No. D-101-CV-2014-01765. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the claims involve Burlington’s failure to properly account for and pay net overriding royalty interests to the Trust with respect to oil and gas production from numerous properties in the San Juan Basin of northwestern New Mexico. Based on information currently available to the Trust and its auditors, the Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12,000,000, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled.

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

The Royalty constitutes the principal asset of the Trust. The beneficial interests in the Royalty are divided into that number of Units of Beneficial Interest (the “Units”) of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980 received one freely tradable Unit for each share of the common stock of Southland Royalty then held. Holders of Units are referred to herein as “Unit Holders.” Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland Royalty’s successor became Burlington. In March 2006, a subsidiary of ConocoPhillips completed its acquisition of Burlington Resources, Inc., Burlington’s parent. As a result, ConocoPhillips became the parent of Burlington Resources, Inc., which in turn, is the parent of Burlington.

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

Three Months Ended June 30, 2014 and 2013

The Trust received Royalty Income of $18,124,799 and interest income of $70,713 during the second quarter of 2014. After deducting administrative expenses of $483,252, distributable income for the quarter was $17,712,260 ($0.380019 per Unit). In the second quarter of 2013, Royalty Income was $6,237,669, and interest income was $198. No distributions were made in March or April 2013. In March, production costs exceeded revenues, and there was a $156,724 decrease in cash reserves as funds were withdrawn to pay administrative expenses. The cash available for distribution in April was applied first to pay certain deferred administrative costs and to replenish the reserve maintained by the Trustee for liabilities and contingencies. After deducting administrative expenses of $514,941 and establishing a cash reserve of $186,243 distributable income for the second quarter of 2013 was $5,536,683 ($0.118790 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2014 were as follows:

April	$.102516
May	.139598
June	.137905

Quarter Total	$.380019

The Royalty Income distributed in the second quarter of 2014 was higher than that distributed in the second quarter of 2013 primarily due to decreased capital expenditures as well as an increase in the average gas price from $3.42 per Mcf for the second quarter of 2013 to $5.23 for the second quarter of 2014. Interest income was higher for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013 due to additional interest received from granted audit exceptions, and to an increase in funds available for investment. Administrative expenses were lower in 2014 primarily as a result of differences in timing in the receipt and payment of certain of these expenses.

In February 2014, Burlington informed the Trustee it had discovered a failure by Burlington to properly allocate approximately $4.3 million of severance taxes to the calculation of the Royalty during a period commencing in 2007 until the allocation was corrected in 2012, which resulted in what it characterized as an overpayment to the Trust in the amount of approximately $3.25 million. Burlington proposed and has begun to recoup the overpayment in installments of $361,215 starting in March 2014 and continuing in equal installments through November 2014. Burlington has elected not to charge interest against the overpayment, although it has reserved the right to do so. The Trust and its advisors are analyzing the facts and circumstances and will continue communication with Burlington on this claim.

The capital costs attributable to the Underlying Properties for the second quarter of 2014 and deducted by Burlington in calculating Royalty Income were approximately $1.8 million as compared to approximately $6.8 million of capital costs in the second quarter of 2013.

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

Lease operating expenses and property taxes were $9,292,116 and $139,893, respectively, for the second quarter of 2014, as compared to $10,020,364 and $168,858, respectively, for the second quarter of 2013. Burlington indicates the decrease in operating expenses in the second quarter of 2014 is primarily due to reductions in contract maintenance and repair. Taxes for the second quarter of 2014 were lower primarily because of a credit that resulted from an analysis and reconciliation of estimated property taxes for 2013.

Burlington has reported to the Trustee that during the second quarter of 2014, no conventional wells were completed on the Underlying Properties. There were no wells in progress at June 30, 2014.

There were nine gross (4.22 net) conventional wells completed on the Underlying Properties during the second quarter of 2013. There were no wells in progress at June 30, 2013.

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

Royalty Income for the quarter ended June 30, 2014 is associated with actual gas and oil production during February 2014 through April 2014 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013
Gas:
Total sales (Mcf)	7,591,679	8,369,221
Mcf per day	85,300	94,036
Average price (per Mcf)	$5.23	$3.42
Oil:
Total sales (Bbls)	14,387	14,936
Bbls per day	162	168
Average price (per Bbl)	$86.87	$81.41

During the second quarter of 2014, average gas prices were $1.81 per Mcf higher than the average prices reported during the second quarter of 2013. The average price per barrel of oil during the second quarter of 2014 was $5.46 per barrel higher than that received for the second quarter of 2013.

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

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with EDF Trading North America, LLC (“EDF”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). The NMGC contract for the sale of certain winter-only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. The contracts effective as of April 1, 2013 with EDF and Shell expired March 31, 2014. Following another round of requests for proposal, Burlington has entered into two new contracts with Shell and EDF for the purchase of those volumes through March 31, 2015.

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

Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014 the Trust received Royalty income of $32,650,525 and interest income of $72,167. There was no change in cash reserves. After deducting administrative expenses of $920,589, distributable income was $31,802,103 ($0.682319 per Unit) for the six months ended June 30, 2014. For the six months ended June 30, 2013, the Trust received Royalty income of $9,909,897 and interest income of $664. There was a $29,518 net increase in cash reserves. After deducting administrative expenses of $948,067 and the cash reserve increase, distributable income was $8,932,976 ($0.191658 per Unit) for the six months ended June 30, 2013.

The increase in distributable income from 2013 to 2014 resulted primarily from decreased capital expenditures and higher average gas prices during the first half of 2014. Interest earnings for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 were higher due to the receipt of $69,241 in interest on the late payment of net proceeds and in interest due on granted and paid audit exceptions as a result of the ongoing negotiation of compliance audit issues. General and administrative expenses were lower for the six months ended June 30, 2014, as compared to the same period in 2013 primarily as a result of differences in timing in the receipt and payment of the expenses.

Capital expenditures incurred by Burlington, attributable to the Underlying Properties, for the first six months of 2014 amounted to approximately $3.1 million. Capital expenditures were approximately $19.3 million for the first six months of 2013. Lease operating expenses and property taxes totaled $18,291,621 and $222,128, respectively, as compared to $18,830,090 and $408,754, respectively, for the first six months of 2013.

Burlington has reported to the Trustee that during the six months ended June 30, 2014 no conventional wells were completed on the Underlying Properties. There were 17 gross (9.51 net) conventional wells completed on the Underlying Properties in the six months ending June 30, 2013.

Royalty income for the six months ended June 30, 2014 is associated with actual gas and oil production during November 2013 through April 2014 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
Gas:
Total sales (Mcf)	15,360,961	15,690,008
Mcf per day	84,867	86,685
Average price (per Mcf)	$4.68	$3.53
Oil:
Total Sales (Bbls)	33,124	26,807
Bbls per day	183	148
Average price (per Bbl)	$84.07	$79.88

CALCULATION OF ROYALTY INCOME
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$39,734,602	$28,659,548		$71,841,023	$55,318,772
Oil proceeds	1,249,754	1,215,897		2,784,769	2,141,365
Other	—	—		—	—

Total	40,984,356	29,875,445		74,625,792	57,460,137
Less production costs:
Severance tax – gas	5,440,498	2,842,532		9,152,107	5,489,394
Severance tax – oil	136,195	126,078		293,870	220,258
Lease operating expense and property tax	9,432,009	10,189,222		18,513,749	19,238,844
Capital expenditures	1,809,255	6,760,770		3,132,033	19,294,015
Other	—	4,430	(1)	—	4,430 (1)
Production costs in excess of gross proceeds	—	—		—	(1,635,521)
Excess production cost	—	1,635,521		—	1,635,521

Total	16,817,957	21,558,553		31,091,759	44,246,941
Net profits	24,166,399	8,316,892		43,534,033	13,213,196
Net overriding royalty interest	75%	75%		75%	75%

Royalty Income	$18,124,799	$6,237,669		$32,650,525	$9,909,897

(1)	Interest on excess production cost.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2014 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended June 30, 2014 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

On July 31, 2014, the Trustee filed a lawsuit against Burlington in the 1st Judicial District Court for the County of Santa Fe, State of New Mexico. The case is styled Compass Bank, in its Capacity as Trustee of the San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP and BROG GP LLC, No. D-101-CV-2014-01765. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the claims involve Burlington’s failure to properly account for and pay net overriding royalty interests to the Trust with respect to oil and gas production from numerous properties in the San Juan Basin of northwestern New Mexico. Based on information currently available to the Trust and its auditors, the Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12,000,000, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled.

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

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 11, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 11, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: August 11, 2014

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 11, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 11, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.