Form 10-Q
period 2014-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2014-11-10
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2014

or

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

Number of Units of beneficial interest outstanding at November 10, 2014: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2014 and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2014 and 2013. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and short-term investments	$5,504,178	$4,650,682
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $123,538,063 and $122,306,532 at September 30, 2014 and December 31, 2013, respectively)	9,737,465	10,968,996

	$15,241,643	$15,619,678

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$5,317,936	$4,464,440
Cash reserves	186,242	186,242
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	9,737,465	10,968,996

	$15,241,643	$15,619,678

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014		2013
Royalty income	$16,076,429	$13,743,934	$48,726,954		$23,653,832
Interest income	1,900	1,240	74,067	(1)	1,904

Total revenue	16,078,329	13,745,174	48,801,021		23,655,736
General and administrative expenditures	385,623	288,883	1,306,212		1,236,950
Increase in cash reserves	—	—	—		29,518

Distributable income	$15,692,706	$13,456,291	$47,494,809		$22,389,268

Distributable income per Unit (46,608,796 Units)	$0.336690	$0.288708	$1.019009		$0.480366

(1)	Includes $69,241 interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$10,164,223	$11,847,943	$10,968,996	$12,163,460
Amortization of net overriding royalty interest	(426,758)	(469,863)	(1,231,531)	(785,380)
Distributable income	15,692,706	13,456,291	47,494,809	22,389,268
Distributions declared	(15,692,706)	(13,456,291)	(47,494,809)	(22,389,268)

Trust corpus, end of period	$9,737,465	$11,378,080	$9,737,465	$11,378,080

The accompanying notes to condensed financial statements are an integral part of these statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

On July 31, 2014, the Trustee filed a lawsuit against Burlington in the 1st Judicial District Court for the County of Santa Fe, State of New Mexico (the “2014 Litigation”). The case is styled Compass Bank, in its Capacity as Trustee of the San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP and BROG GP LLC, No. D-101-CV-2014-01765. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the claims involve Burlington’s failure to properly account for and pay net overriding royalty interests to the Trust with respect to oil and gas production from numerous properties in the San Juan Basin of northwestern New Mexico. Based on information currently available to the Trust and its auditors, the Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12,000,000, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled. Burlington has filed an answer and the parties have commenced discovery, which is in its early stages.

On March 14, 2008, Burlington notified the Trust that the distribution for March would be reduced by $4,921,578. Burlington described this amount as the Trust’s portion of what Burlington had paid to settle claims for the underpayment of royalties in the case styled United States of America ex rel. Harrold E. (“Gene”) Wright v. AGIP Petroleum Co. et al., Civil Action No. 5:03CV264 (formerly 9:98-CV-30) (E.D. Tex.). The Trust has objected to Burlington’s unilateral decision to deduct any amount of the settlement paid by Burlington from the distributions payable to the Trust and formally complained of that action as part of the 2014 Litigation. The Trust argues that no part of the settlement should have been allocated to the Trust because the claim which gave rise to the settlement was presented to Burlington for payment prior to the effective date of a mutual release of all claims entered into by Burlington and the Trust in 1996. In the alternative, the Trust contends that even if Burlington’s allocation of part of the Wright settlement was not barred by the mutual release, the amount allocated to the Trust by Burlington was improper and excessive.

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

Three Months Ended September 30, 2014 and 2013

The Trust received Royalty Income of $16,076,429 and interest income of $1,900 during the third quarter of 2014. After deducting administrative expenses of $385,623, distributable income for the quarter was $15,692,706 ($0.336690 per Unit). In the third quarter of 2013, Royalty Income was $13,743,934, and interest income was $1,240. After deducting administrative expenses of $288,883, distributable income for the third quarter of 2013 was $13,456,291 ($0.288708 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2014 were as follows:

July	$.117918
August	.104675
September	.114097

Quarter Total	$.336690

The Royalty Income distributed in the third quarter of 2014 was higher than that distributed in the third quarter of 2013 primarily due to decreased capital expenditures and lease operating expense, as well as an increase in the average gas price from $3.64 per Mcf for the third quarter of 2013 to $4.47 for the third quarter of 2014. Interest income was higher for the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 primarily due to an increase in funds available for investment. Administrative expenses were higher in 2014 primarily as a result of increased legal costs incurred in the 2014 Litigation and differences in timing in the receipt and payment of certain of these expenses.

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

The capital costs attributable to the Underlying Properties for the third quarter of 2014 and deducted by Burlington in calculating Royalty Income were approximately $1.2 million as compared to approximately $1.6 million of capital costs in the third quarter of 2013.

In January 2014, Burlington informed the Trust that its budget for capital expenditures for the Underlying Properties in 2014 was estimated at $4.8 million. Burlington reported that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2014 could range from $2 million to $15 million. In light of the challenged price environment for natural gas and natural gas liquids, in March 2013, Burlington announced the temporary suspension of its drilling program in the San Juan Basin. However, Burlington has recently informed the Trust of its plans to commence drilling four new wells by the end of 2014.

Burlington initially anticipated 100 projects in 2014. Approximately $1.8 million of the original $4.8 million budget is to be spent on 40 miscellaneous facilities projects. The $3 million balance is attributable to the budgets for prior years; $1 million is allocable to 20 new wells commenced prior to 2014 and the $2 million balance will be applied to miscellaneous capital projects such as workovers and operated facility projects. Now, the four new wells to be commenced in 2014 are estimated to increase that original budget by approximately $4.7 million for an aggregate of approximately $9.5 million.

Lease operating expenses and property taxes were $8,304,363 and $139,893, respectively, for the third quarter of 2014, as compared to $9,946,510 and $168,858, respectively, for the third quarter of 2013. Burlington indicates the decrease in operating expenses in the third quarter of 2014 is primarily due to reductions in contract maintenance and repair labor. Property taxes for the third quarter of 2014 were lower because of a reduction in the accrual based on a new estimate of ad valorem taxes for 2014.

Burlington has reported to the Trustee that during the third quarter of 2014, no conventional wells were completed on the Underlying Properties. There were no wells in progress at September 30, 2014.

There was one gross (0.03 net) conventional well completed on the Underlying Properties during the third quarter of 2013. There were no wells in progress at September 30, 2013.

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

Royalty Income for the quarter ended September 30, 2014 is associated with actual gas and oil production during May 2014 through July 2014 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	2013
Gas:
Total sales (Mcf)	7,878,793	8,820,946
Mcf per day	85,639	95,880
Average price (per Mcf)	$4.47	$3.64
Oil:
Total sales (Bbls)	11,877	15,346
Bbls per day	129	167
Average price (per Bbl)	$87.58	$86.48

During the third quarter of 2014, average gas prices were $0.83 per Mcf higher than the average prices reported during the third quarter of 2013. The average price per barrel of oil during the third quarter of 2014 was $1.10 per barrel higher than that received for the third quarter of 2013.

Gas produced from the Underlying Properties is processed at one of the following five plants: Chaco, Val Verde, Milagro, Ignacio, and Kutz, all located in the San Juan Basin. All of such gas other than that processed at Kutz is being sold to Chevron USA, Inc. (“Chevron”) under a contract with Burlington dated April 1, 2011 which provides for the delivery of gas through March 31, 2015 and from year to year thereafter. Neither Burlington nor Chevron exercised their right to terminate the Chevron contract and therefore, its term has been extended through March 31, 2016, and thereafter until terminated by either party upon six months notice to the other.

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with EDF Trading North America, LLC (“EDF”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). The NMGC contract for the sale of certain winter-only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. The contracts effective as of April 1, 2013 with EDF and Shell are set to expire March 31, 2015. Burlington will circulate another round of requests for proposal for the purchase of those volumes through March 31, 2016.

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

Nine Months Ended September 30, 2014 and 2013

For the nine months ended September 30, 2014 the Trust received Royalty income of $48,726,954 and interest income of $74,067. There was no change in cash reserves. After deducting administrative expenses of $1,306,212, distributable income was $47,494,809 ($1.019009 per Unit) for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, the Trust received Royalty income of $23,653,832 and interest income of $1,904. No distributions were made in March or April 2013. In March 2013, production costs exceeded revenues, and there was a $156,724 decrease in cash reserves as funds were withdrawn to pay administrative expenses. The cash available for distribution in April 2013 was applied first to pay administrative costs and to replenish the reserve maintained by the Trustee for liabilities and contingencies. There was a $29,518 net increase in cash reserves. After deducting administrative expenses of $1,236,950 and the cash reserve increase, distributable income was $22,389,268 ($0.480366 per Unit) for the nine months ended September 30, 2013.

The increase in distributable income from 2013 to 2014 resulted primarily from decreased capital expenditures and higher average gas prices during the first nine months of 2014. Interest earnings for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 were higher due to the receipt of $69,241 in interest on the late payment of net proceeds and interest due on granted and paid audit exceptions as a result of the ongoing negotiation of compliance audit issues. General and administrative expenses were higher for the nine months ended September 30, 2014, as compared to the same period in 2013 primarily due to increased legal costs incurred in the 2014 Litigation and as a result of differences in timing in the receipt and payment of the expenses.

Capital expenditures incurred by Burlington, attributable to the Underlying Properties, for the first nine months of 2014 amounted to approximately $4.4 million. Capital expenditures were approximately $20.9 million for the first nine months of 2013. Lease operating expenses and property taxes totaled $26,595,984 and $362,021, respectively, for the first nine months of 2014 as compared to $28,776,600 and $577,613, respectively, for the first nine months of 2013.

Burlington has reported to the Trustee that during the nine months ended September 30, 2014 no conventional wells were completed on the Underlying Properties. There were 18 gross (9.54 net) conventional wells completed on the Underlying Properties in the nine months ending September 30, 2013.

Royalty income for the nine months ended September 30, 2014 is associated with actual gas and oil production during November 2013 through July 2014 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Gas:
Total sales (Mcf)	23,239,754	24,510,954
Mcf per day	85,127	89,784
Average price (per Mcf)	$4.61	$3.57
Oil:
Total Sales (Bbls)	45,001	42,153
Bbls per day	165	154
Average price (per Bbl)	$85.00	$82.28

Royalty Income received by the Trust for the three months and nine months ended September 30, 2014 and 2013, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$35,188,742	$32,093,034		$107,029,765	$87,411,806
Oil proceeds	1,040,247	1,327,173		3,825,015	3,468,538

Total	36,228,989	33,420,207		110,854,780	90,880,344
Less production costs:
Severance tax – gas	5,005,538	3,211,029		14,157,644	8,700,422
Severance tax – oil	101,058	142,805		394,928	363,063
Other	—	—		—	4,430	(2)
Lease operating expense and property tax	8,444,256	10,115,368		26,958,005	29,354,213
Capital expenditures	1,242,898	1,625,759	(1)	4,374,931	20,919,774

Total	14,793,750	15,094,961		45,885,508	59,341,902

Net profits	21,435,239	18,325,246		64,969,272	31,538,442
Net overriding royalty interest	75%	75%		75%	75%

Royalty Income	$16,076,429	$13,743,934		$48,726,954	$23,653,832

(1)	Includes $387,100 credit due to a downward revision in the capital accrual rate.
(2)	Interest on excess production cost.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2014 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended September 30, 2014 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

On July 31, 2014, the Trustee filed a lawsuit against Burlington in the 1st Judicial District Court for the County of Santa Fe, State of New Mexico. The case is styled Compass Bank, in its Capacity as Trustee of the San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP and BROG GP LLC, No. D-101-CV-2014-01765. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the claims involve Burlington’s failure to properly account for and pay net overriding royalty interests to the Trust with respect to oil and gas production from numerous properties in the San Juan Basin of northwestern New Mexico. Based on information currently available to the Trust and its auditors, the Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12,000,000, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled. Burlington has filed an answer and the parties have commenced discovery, which is in its early stages.

On March 14, 2008, Burlington notified the Trust that the distribution for March would be reduced by $4,921,578. Burlington described this amount as the Trust’s portion of what Burlington had paid to settle claims for the underpayment of royalties in the case styled United States of America ex rel. Harrold E. (“Gene”) Wright v. AGIP Petroleum Co. et al., Civil Action No. 5:03CV264 (formerly 9:98-CV-30) (E.D. Tex.). The Trust has objected to Burlington’s unilateral decision to deduct any amount of the settlement paid by Burlington from the distributions payable to the Trust and formally complained of that action as part of the 2014 Litigation. The Trust argues that no part of the settlement should have been allocated to the Trust because the claim which gave rise to the settlement was presented to Burlington for payment prior to the effective date of a mutual release of all claims entered into by Burlington and the Trust in 1996. In the alternative, the Trust contends that even if Burlington’s allocation of part of the Wright settlement was not barred by the mutual release, the amount allocated to the Trust by Burlington was improper and excessive.

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

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 10, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 10, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: November 10, 2014

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 10, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 10, 2014, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.