Form 10-K
period 2014-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2015-03-02
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2014: $898,562,613.

At March 2, 2015, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

“Units of Beneficial Interest” and “Description of the Properties”, in registrant’s Annual Report to Unit Holders for the year ended December 31, 2014, are incorporated herein by reference for Item 5 (Market for Registrant’s Units, Related Unit Holder Matters and Issuer Purchases of Units) and Item 7 (Trustee’s Discussion and Analysis of Financial Condition and Results of Operation) of Part II of this Report.

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

The Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee, 300 West 7th Street, Suite B, Fort Worth, Texas 76102 (toll-free telephone number (866) 809-4553, email address: sjt.us@bbva.com), is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT. The tax information is generally posted by the Trustee on the Trust’s website: www.sjbrt.com.

The Trust received approximately $61.5 million, $38 million, and $34.5 million in Royalty Income from Burlington in each of the fiscal years ended December 31, 2014, 2013, and 2012, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $59.9 million, $36.5 million, and $33.5 million to Unit Holders in each of the fiscal years ended December 31, 2014, 2013, and 2012, respectively. The Trust’s corpus was approximately $9.4 million, $11 million, and $12.2 million as of December 31, 2014, 2013, and 2012, respectively.

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of gas and, to a lesser extent, oil. Oil and gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust and Burlington. Factors that contribute to price fluctuation include, among others:

•	political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of foreign oil and gas, including liquefied natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation and climate change measures; and

•	technological advances in the methods for the exploration and production of natural gas.

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

The Royalty Income payable to the Trust is derived from the sale of depleting assets. Accordingly, the portion of the distributions to Unit Holders (to the extent of depletion taken) may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves. The timing and size of these projects will depend primarily on the market prices of natural gas. If Burlington does not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust.

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

Producing Acreage, Wells and Drilling

The Underlying Properties consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico and 4,000 gross 1,154.8 net) wells, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (five net) are oil wells and the balance are gas wells. Burlington reports that approximately 845 gross (322.52 net) of the wells are multiple completion wells resulting in a total of 4,845 gross (1,477.62 net) completions. The Trust has inquired of Burlington whether the acreage is developed or undeveloped. Burlington has informed the Trust that all of the subject acreage is held by production, and even though it has not been fully developed in every formation, Burlington has classified all of such acreage as developed. Production from conventional gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations. During 1988, Southland began development of coal seam reserves in the Fruitland Coal formation. In 2011 Burlington drilled a well which was completed not only to the Mesaverde and the Dakota formations, but also to the Mancos Shale formation which lies between the two. In 2012 and 2013 Burlington drilled an exploratory horizontal well in the Mancos Shale formation, which was completed on lands burdened by the Royalty. While Burlington will continue to assess its program of horizontal drilling, it expects no new horizontal drilling activity in the San Juan Basin in 2015.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by Burlington.

Capital expenses of $6.5 million were included in calculating Royalty Income paid to the Trust in calendar year 2014, and included expenditures for the drilling of five gross (3.2 net) conventional wells. All five of such conventional wells were commenced in the fourth quarter. Two gross (1.13 net) were completed, and three gross (2.1 net) were still in progress as of December 31, 2014. Burlington reports that a sixth conventional well was spudded December 31, 2014 which, by Burlington’s convention, will be accounted for as attributable to its capital budget for 2015. All of the wells commenced in 2014 were development wells. There were no dry exploratory or development wells drilled in 2014.

Approximately $1.8 million of capital expenditures covered 103 projects budgeted for prior years, including continued work on 49 new wells commenced in the years prior to 2014, all operated by Burlington, and 54 maintenance and facilities projects. The approximately $4.7 million balance for 2014 expenditures was attributable to five operated new drill projects, and 41 projects for the maintenance and improvement of production facilities.

The capital expenses reported by Burlington for 2014 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Royalty Income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Further, Burlington’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by Burlington, Burlington’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

During 2013, in calculating Royalty Income, Burlington deducted approximately $21.5 million of capital expenditures for projects, including the drilling and completion of 19 gross (9.85 net) conventional wells. All of the wells commenced in 2013 were development wells. There was one exploratory well completed in 2013 at a cost of approximately $3.45 million, as described above. There were no conventional wells in progress as of December 31, 2013. There were no dry exploratory or development wells drilled in 2013.

During 2012, in calculating Royalty Income, Burlington deducted approximately $22.2 million of capital expenditures for projects, including the drilling and completion of 28 gross (7.97 net) conventional wells. There were six gross (4.39 net) conventional wells in progress as of December 31, 2012. As discussed above, during 2012, Burlington commenced an exploratory horizontal well in the Mancos Shale formation. All of the other wells were development wells and there were no dry development or exploratory wells drilled in 2012.

Burlington has informed the Trust that its budget for capital expenditures for the Underlying Properties in 2015 is estimated at $14 million. Burlington reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2015 are subject to change.

Burlington anticipates 91 projects in 2015. However, in light of the challenged price environment for natural gas and natural gas liquids, Burlington anticipates no new drilling or recompletion activity to be commenced during 2015 after the first quarter of that year. Approximately $5.5 million of the 2015 budget is to be spent on six new drills to be operated by Burlington and $1.7 million is allocated to 40 miscellaneous facilities projects. The $6.8 million balance of the aggregate $14 million is attributable to the budgets for prior years, including five new wells commenced prior to 2015 and 40 miscellaneous capital projects such as workovers and operated facility projects.

Burlington plans a temporary suspension of its drilling program in the San Juan Basin after the first quarter of 2015, indicating that it currently plans to have no drilling rigs operating in the Basin during the balance of calendar year 2015. However, Burlington reported that it continually monitors natural gas prices and plans to restart the program at some point in the future, dependent upon such gas prices. Existing wells will continue to be operated.

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

Oil and Gas Production

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Production of oil and gas and related average sales prices attributable to the Royalty for the three years ended December 31, 2014, were as follows:

	2014		2013		2012
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Production	15,303,435	30,112	10,131,009	18,308	10,259,791	16,369
Average Price	$4.47	$82.99	$3.88	$86.38	$3.56	$84.36

Production volumes and costs attributable to the Underlying Properties for the three years ended December 31, 2014 were as follows:

	2014	2013	2012
Production (Mcf)	30,872,147	31,711,193	32,580,756
Total Production Costs (including capital expenses)	$60,278,903	$73,909,480	$67,790,539
Average Production Costs per unit of Production	$1.9525	$2.3307	$2.0807
Lease Operating Expenses	$34,575,374	$37,820,636	$34,804,029
Average Lifting Cost per unit of Production	$1.1200	$1.1927	$1.0682

Pricing Information

Gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Reference is made to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. Gas production from the Underlying Properties totaled 30,872,147 Mcf during 2014.

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

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with EDF Trading North America, LLC (“EDF”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). The NMGC contract for the sale of certain winter-only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. The contracts effective as of April 1, 2014 with EDF and Shell are set to expire March 31, 2015. Burlington has circulated another round of requests for proposal for the purchase of those volumes through March 31, 2016.

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

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust verifies the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and gas reserves as of December 31, 2011, 2012, 2013, and 2014 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 26 years of practice experience in petroleum engineering. He is a registered professional engineer in the State of Texas (License No. 71055). He graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2011, to December 31, 2014, (in thousands):

	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
Reserves as of December 31, 2011	255	135,941
Revisions of previous estimates	(45)	(24,802)
Extensions, discoveries and other additions	10	3,569
Production	(16)	(10,260)

Reserves as of December 31, 2012	204	104,448
Revisions of previous estimates	(2)	7,437
Extensions, discoveries and other additions	10	2,764
Production	(18)	(10,131)

Reserves as of December 31, 2013	194	104,518
Revisions of previous estimates	105	29,096
Extensions, discoveries and other additions	7	2,437
Production	(30)	(15,303)

Reserves as of December 31, 2014	276	120,748

Estimated quantities of proved developed oil and gas reserves as of December 31, 2014, 2013, and 2012 were as follows (in thousands):

	2014	2013	2012
Crude Oil (Bbls)	268	189	192
Natural Gas (Mcf)	118,594	103,405	101,132

A summary of estimated quantities by geographic area for total proved and proved undeveloped oil and gas reserves as of December 31, 2014 were as follows (in thousands):

Reserves Category	Crude Oil Reserves	Natural Gas Reserves
	(Bbls)	(Mcf)
Developed:
United States	268	118,594
Other Countries	0	0
Undeveloped:
United States	8	2,154
Other Countries	0	0

Total Proved	276	120,748

Based on information provided by Burlington, there were 36 PUDs identified as of December 31, 2014, as compared to 30 as of December 31, 2013. This estimate does not include two PUDs previously identified but not drilled within five years from date of booking. For the year ended December 31, 2014, an aggregate of 0.1 Mbbls of oil and 52 MMcf of gas were converted from proved undeveloped reserves to proved developed reserves.

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

The 2014, 2013, and 2012 changes in the standardized measure of discounted future net cash flows related to future Royalty Income from proved reserves are as follows (in thousands):

	2014	2013	2012
Balance, January 1	$236,622	$213,565	$384,406
Revisions of prior-year estimates, change in prices and other	103,179	33,445	(178,205)
Extensions, discoveries and other additions	6,133	6,298	3,409
Accretion of discount	23,662	21,357	38,441
Royalty Income	(61,508)	(38,043)	(34,486)

Balance, December 31	$308,088	$236,622	$213,565

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

For 2014, $4.68 per Mcf of gas and $81.09 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $4.35 per MMBtu of Henry Hub natural gas and $94.99 per Bbl of West Texas Intermediate oil. The upward revision in reserve quantities for 2014 is due primarily to higher natural gas prices and lower lease operating expense.

For 2013, $3.98 per Mcf of gas and $84.86 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $3.67 per MMBtu of Henry Hub natural gas and $96.94 per Bbl of West Texas Intermediate oil. The upward revision in reserve quantities for 2013 is due primarily to higher natural gas prices.

For 2012, $3.30 per Mcf of gas and $82.87 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $2.76 per MMBtu of Henry Hub natural gas and $94.71 per Bbl of West Texas Intermediate oil. The downward revision in reserve quantities for 2012 is due to the natural decline in the production from the properties as well as lower average gas prices during 2012 as compared to 2011.

The following presents estimated future net revenues and present value of estimated future net revenues attributable to the Royalty for each of the years ended December 31, 2014, 2013, and 2012 (in thousands, except amounts per Unit):

	2014		2013		2012
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved	$532,637	$308,088	$395,305	$236,622	$364,027	$213,565
Proved Developed	$522,018	$305,281	$390,497	$236,212	$353,091	$212,551
Total Proved Per Unit	$11.43	$6.61	$8.48	$5.08	$7.81	$4.58

Estimated quantities of proved reserves increased in 2014 as compared to 2013 primarily due to higher gas prices and lower lease operating expense in 2014. Proved reserve quantities are estimates based on information available at the time of preparation and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of those reserves may be substantially different from the above estimates. Moreover, the present values shown above should not be considered the market values of such oil and gas reserves or the costs that would be incurred to acquire equivalent reserves. A market value determination would require the analysis of additional parameters. Reserve estimates were not filed with any Federal authority or agency other than the SEC.

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

Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. The Trust cannot predict when or if any such proposals might become effective, or their effect, if any, on the Trust. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach to natural gas sales pursued over the last two decades by FERC and Congress will continue.

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

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in the 1st Judicial District Court for the County of Santa Fe, State of New Mexico. The case is styled Compass Bank, in its Capacity as Trustee of the San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP and BROG GP LLC, No. D-101-CV-2014-01765. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the claims involve Burlington’s failure to properly account for and pay net overriding royalty interests to the Trust with respect to oil and gas production from numerous properties in the San Juan Basin of northwestern New Mexico. Based on information currently available to the Trust and its auditors, the Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12,000,000, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled. Burlington has filed an answer, the parties have commenced discovery and there is a mediation scheduled for April 2015.

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

The information under “Units of Beneficial Interest” in the Trust’s Annual Report to Unit Holders for the year ended December 31, 2014, is incorporated herein by reference. The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

	2014	2013	2012	2011	2010
Royalty Income	$61,507,662	$38,042,603	$34,485,777	$68,029,748	$79,971,751
Distributable income	59,873,115	36,492,592	33,481,687	67,190,000	78,355,835
Distributable income per Unit	1.284587	0.782955	0.718358	1.441573	1.681139
Distributions per Unit	1.284587	0.782955	0.718358	1.441573	1.681139
Total assets, December 31	13,374,097	15,619,678	13,583,556	20,246,377	19,969,007

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The “Description of the Properties” in the Trust’s Annual Report to Unit Holders for the year ended December 31, 2014, is herein incorporated by reference and such Annual Report is available on the Trust’s website: www.sjbrt.com.

Gas and Oil Production

Total gas and oil production from the Underlying Properties for the five years ended December 31, 2014 were as follows:

	2014	2013	2012	2011	2010
Gas — Mcf	30,872,147	31,711,193	32,580,756	32,964,647	33,378,855
Mcf per Day	84,581	86,880	89,018	90,314	91,449
Oil — Bbls	60,002	55,857	50,617	58,908	62,675
Bbls per Day	164	153	138	161	172

Royalty Income for a calendar year is based on the actual gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Gas and oil sales attributable to the Royalty for the past five years are summarized in the following table:

	2014	2013	2012	2011	2010
Gas — Mcf	15,303,435	10,131,009	10,259,791	15,265,827	17,102,939
Average Price (per Mcf)	$4.47	$3.88	$3.56	$4.76	$4.86
Oil — Bbls	30,112	18,308	16,369	26,981	31,808
Average Price (per Bbl)	$82.99	$86.38	$84.36	$81.08	$67.08

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

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with EDF Trading North America, LLC (“EDF”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). The NMGC contract for the sale of certain winter-only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. The contracts effective as of April 1, 2014 with EDF and Shell are set to expire March 31, 2015. Burlington has circulated another round of requests for proposal for the purchase of those volumes through March 31, 2016.

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

Royalty Income

Royalty Income consists of monthly Net Proceeds attributable to the Royalty. Royalty Income for the five years ended December 31, 2014 was determined as shown in the following table:

	2014	2013		2012		2011	2010
Gross Proceeds From The Underlying Properties:
Gas	$137,324,791	$118,276,065		$109,817,282		$156,770,429	$164,194,440	(3)
Oil	4,964,328	4,721,365		4,200,625		4,785,736	4,201,260
Other	-0-	-0-		(246,332	)(2)	-0-	-0-

Total	$142,289,119	$122,997,430		$113,771,575		$161,556,165	$168,395,700

Capital Expenditures	$6,531,316	$21,470,626		$22,195,936		$21,052,419	$13,101,962
Severance tax – Gas	18,162,866	11,748,779		10,088,154		14,343,854	14,816,771
Severance Tax – Oil	507,433	483,018		417,036		482,396	407,627
Other	-0-	4,430	(1)	-0-		-0-	-0-
Lease Operating Expenses and Property Taxes	35,077,288	38,567,106		35,089,413		34,971,165	33,440,339

Total	$60,278,903	$72,273,959		$67,790,539		$70,849,834	$61,766,699

Net Profits	$82,010,216	$50,723,471		$45,981,036		$90,706,331	$106,629,001

Net Overriding Royalty Interest	75%	75%		75%		75%	75%

Royalty Income	$61,507,662	$38,042,603		$34,485,777		$68,029,748	$79,971,751

(1)	Interest on excess production cost.

(2)	Reduction of April revenue due to recovery by Burlington of an overpayment of compliance audit exceptions.

(3)	In May 2010, gas proceeds included $2,600,000 received in settlement of litigation.

Distributable Income

“Distributable Income” (as that term is used herein) consists of Royalty Income plus interest, less the general and administrative expenses of the Trust and any changes in cash reserves established by the Trustee.

For the year ended December 31, 2014, Distributable Income was $59,873,115 as compared to $36,492,592 for the year ended December 31, 2013. Distributable Income in 2012 was $33,481,687.

The Trust received Royalty Income of $61,507,662 and interest income of $75,835 in 2014. After deducting administrative expense of $1,710,382, Distributable Income was $59,873,115 ($1.284587 per Unit). In 2013, Royalty Income was $38,042,603, and interest income was $3,413. No distributions were made in March or April 2013. In March 2013, production costs exceeded revenues, and there was a $156,724 decrease in cash reserves as funds were withdrawn to pay administrative expenses. The cash available for distribution in April 2013 was applied first to pay administrative costs and to replenish the reserve maintained by the Trustee for liabilities and contingencies. There was a $29,518 net increase in cash reserves. After deducting administrative expenses of $1,523,906 and the cash reserve increase, Distributable Income for 2013 was $36,492,592 ($0.782955 per Unit).

The increase in Distributable Income from 2013 to 2014 was primarily attributable to higher natural gas pricing and lower capital expenditures in 2014. Interest earnings in 2014 were higher as compared to 2013, primarily due to additional interest received in 2014 on late payments of Gross Proceeds used in the calculation of the Royalty. Administrative expenses were higher in 2014, as compared to 2013 primarily as a result of differences in timing in the receipt and payment of certain of these expenses as well as the cost of the 2014 Litigation.

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

On February 21, 2014 Burlington informed the Trustee it had discovered a failure by Burlington to properly allocate approximately $4.3 million of severance taxes to the calculation of the Royalty during a period commencing in 2007 until the error was corrected in 2012, which resulted in what it characterized as an overpayment to the Trust in the amount of approximately $3.25 million. Burlington recouped the overpayment in installments of $361,215 starting in March 2014 and continuing in equal installments through November 2014. Burlington elected not to charge interest against the overpayment.

Operating Expenses

Monthly operating expenses of the Underlying Properties, exclusive of property taxes, in 2014 averaged approximately $2,881,281, as compared to the $3,151,720 average in 2013.

Operating expenses averaged lower in 2014 primarily because of reduced maintenance and repair labor.

Settlements

As part of the September 4, 1996, settlement of the litigation filed by the Trustee on June 4, 1992 against Burlington and Southland, the Trustee and Burlington established a formal protocol pursuant to which compliance auditors retained by the Trustee gained improved access to Burlington’s books and records as applicable to the Underlying Properties. The audit process was initiated in 1996 and, since inception, has resulted in audit exceptions being granted by and payments or credits received from Burlington totaling approximately $42.3 million, including approximately $5.5 million in the past three years.

Capital Expenditures

Capital expenses of $6.5 million were included in calculating Royalty Income paid to the Trust in calendar year 2014, and included expenditures for the drilling of five gross (3.2 net) conventional wells. All five of such conventional wells were commenced in the fourth quarter. Two gross (1.13 net) were completed, and three gross (2.1 net) were still in progress as of December 31, 2014. Burlington reports that a sixth conventional well was spudded December 31, 2014 which, by Burlington’s convention, will be accounted for as attributable to its capital budget for 2015. All of the wells commenced in 2014 were development wells. There were no dry exploratory or development wells drilled in 2014.

Approximately $1.8 million of capital expenditures covered 103 projects budgeted for prior years, including continued work on 49 new wells commenced in the years prior to 2014, all operated by Burlington, and 54 maintenance and facilities projects. The approximately $4.7 million balance for 2014 expenditures was attributable to five operated new drill projects, and 41 projects for the maintenance and improvement of production facilities.

The capital expenses reported by Burlington for 2014 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Royalty Income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Further, Burlington’s accounting period for capital expenditures runs through November 30 of each calendar year, such that capital expenditures incurred in December of each year are actually accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by Burlington, Burlington’s share of capital expenditures may not actually be paid by it until the year or years after those expenses were incurred by the operator.

Results of the 4th Quarters of 2014 and 2013

For the three months ended December 31, 2014, Distributable Income was $12,378,306 ($0.265578 per Unit), which was less than the $14,103,324 ($0.302589 per Unit) of income distributed during the same period in 2013. The decrease in Distributable Income resulted primarily from lower average gas prices and increased capital costs and administrative expenses in the fourth quarter of 2014.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2014 and 2013 were as follows:

	2014	2013
Underlying Properties
Gas — Mcf	7,632,393	7,200,239
Mcf per Day	82,961	78,263
Average Price (per Mcf)	$3.97	$4.29
Oil — Bbls	15,001	13,705
Bbls per Day	163	149
Average Price (per Bbl)	$75.95	$91.41
Attributable to the Royalty
Gas — Mcf	3,570,408	3,512,812
Oil — Bbls	7,058	6,826

The average price of gas decreased in the fourth quarter of 2014 compared to the same period of 2013. The price per barrel of oil during the fourth quarter of 2014 was $15.46 lower than the price during the fourth quarter of 2013.

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

Capital costs for the fourth quarter of 2014 totaled $2,156,385 compared to $550,851 during the same period of 2013. Capital costs were dramatically lower in the fourth quarter of 2013 due to Burlington’s temporary suspension of its drilling program in the San Juan Basin announced by Burlington in March 2013. Capital costs increased in the fourth quarter of 2014 when Burlington commenced drilling five new wells. Lease operating expenses and property taxes for the fourth quarter of 2014 averaged $2,706,428 per month compared to $3,070,964 per month in the fourth quarter of 2013. Operating expenses were approximately $364,536 per month lower in the fourth quarter of 2014 than for the fourth quarter of 2013 primarily because of reduced maintenance and repair labor. Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2014 and 2013 were as follows:

	2014	2013
October	$.101222	$.096936
November	.082288	.109868
December	.082068	.095785

Quarter Total	$0.265578	$0.302589

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2014 and 2013

	2014	2013
ASSETS
Cash and Short-Term Investments	$4,011,340	$4,650,682
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net	9,362,757	10,968,996

TOTAL	$13,374,097	$15,619,678

LIABILITIES & TRUST CORPUS
Distribution Payable to Unit holders	$3,825,098	$4,464,440
Cash Reserves	186,242	186,242
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	9,362,757	10,968,996

TOTAL	$13,374,097	$15,619,678

Statements of Distributable Income

For each of the years ended December 31

	2014	2013	2012
Royalty Income	$61,507,662	$38,042,603	$34,485,777
Interest Income	75,835	3,413	570,291

Total Revenue	61,583,497	38,046,016	35,056,068
Expenditures — General and Administrative	1,710,382	1,523,906	1,574,381
Increase in Cash Reserves	-0-	29,518	-0-

Distributable Income	$59,873,115	$36,492,592	$33,481,687

Distributable Income per Unit (46,608,796 Units)	$1.284587	$0.782955	$0.718358

Statements of Changes In Trust Corpus

For each of the years ended December 31

	2014	2013	2012
Trust Corpus, Beginning of Period	$10,968,996	$12,163,460	$13,145,058
Amortization of Net Overriding Royalty Interest	(1,606,239)	(1,194,464)	(981,598)
Distributable Income	59,873,115	36,492,592	33,481,687
Distributions Declared	(59,873,115)	(36,492,592)	(33,481,687)

Trust Corpus, End of Period	$9,362,757	$10,968,996	$12,163,460

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

The initial carrying value of the Royalty ($133,275,528) represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2014 and 2013 aggregated $123,912,771 and $122,306,532 respectively.

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

Notes to Financial Statements — (Continued)

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 3, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of December 31, 2014, the Trust’s tax years 2011 and thereafter remain subject to examination.

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

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with EDF Trading North America, LLC (“EDF”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). The NMGC contract for the sale of certain winter-only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. The contracts effective as of April 1, 2014 with EDF and Shell are set to expire March 31, 2015. Burlington has circulated another round of requests for proposal for the purchase of those volumes through March 31, 2016.

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

Notes to Financial Statements — (Continued)

7.    Settlements and Litigation

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in the 1st Judicial District Court for the County of Santa Fe, State of New Mexico. The case is styled Compass Bank, in its Capacity as Trustee of the San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP and BROG GP LLC, No. D-101-CV-2014-01765. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the claims involve Burlington’s failure to properly account for and pay net overriding royalty interests to the Trust with respect to oil and gas production from numerous properties in the San Juan Basin of northwestern New Mexico. Based on information currently available to the Trust and its auditors, the Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12,000,000, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled. Burlington has filed an answer, the parties have commenced discovery, and there is a mediation scheduled for April 2015.

On February 21, 2014, Burlington informed the Trustee it had discovered a failure by Burlington to properly allocate approximately $4.3 million of severance taxes to the calculation of the Royalty during a period commencing in 2007 until the error was corrected in 2012, which resulted in what it characterized as an overpayment to the Trust in the amount of approximately $3.25 million. Burlington recouped the overpayment in installments of $361,215 commencing in March 2014 and continuing in equal installments through November 2014. Burlington elected not to charge interest against the overpayment.

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

Notes to Financial Statements — (Continued)

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

9.    Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2014 (in thousands, except per unit amounts):

2014	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$14,526	$14,090	$.302300
Second Quarter	18,125	17,712	.380019
Third Quarter	16,076	15,693	.336690
Fourth Quarter	12,781	12,378	.265578

Total	$61,508	$59,873	$1.284587

2013	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$3,672	$3,396	$.072868
Second Quarter	6,238	5,537	.118790
Third Quarter	13,744	13,456	.288708
Fourth Quarter	14,389	14,103	.302589

Total	$38,043	$36,492	$0.782955

10.    Commitments and Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

Report of Independent Registered Public Accounting Firm

Compass Bank, Trustee

San Juan Basin Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2014 and 2013, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014, on the basis of accounting described in Note 3 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), San Juan Basin Royalty Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas

March 2, 2015

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2014 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. The Trustee has also concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trustee in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the timeframes specified in the Commission’s rules and forms. In reaching its conclusions, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended December 31, 2014 there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

As of December 31, 2014, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Compass Bank, Trustee

San Juan Basin Royalty Trust

We have audited San Juan Basin Royalty Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the “COSO criteria”). Compass Bank (the “Trustee”) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Trustee’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial accounting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2014 and 2013 and the related statements of distributable income and changes in trust corpus of the San Juan Basin Royalty Trust for each of the three years in the period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.

Fort Worth, Texas

March 2, 2015

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed by the Trust in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2014, has previously been reported on a Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans. During the past three years the Trustee received total remuneration as follows:

Name of Individual or Entity	Year	Capacities in Which Served	Cash Compensation (1)
Compass Bank	2014	Trustee	$310,150
Compass Bank	2013	Trustee	$259,959
Compass Bank	2012	Trustee	$256,563

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

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of February 24, 2015 information with respect to the Unit Holders who were known to the Trustee to be the beneficial owners of more than 5 percent of the outstanding Units.

Name and Address of Beneficial Owner	Number of Units Beneficially Owned	Percent of Class
First Eagle Investment Management, LLC	5,686,703	12.20%
1345 Avenue of the Americas New York, NY 10105(1)

Seymour Schulich	3,600,000	7.29%
20 Eglinton Avenue West, Suite 1900 Toronto ON, Canada M4R 1K8(2)

Beck, Mack & Oliver LLC	2,987,404	6.41%
360 Madison Avenue New York, NY 10017(3)

(1)	This information was provided to the SEC and to the Trustee in a Schedule 13G/A filed with the SEC on January 30, 2015, on behalf of First Eagle Investment Management, LLC.

(2)	This information was provided to the SEC and to the Trustee in a Schedule 13G filed with the SEC on January 7, 2015, on behalf of Seymour Schulich.

(3)	This information was provided to the SEC and to the Trustee in a Schedule 13G filed with the SEC on January 26, 2015, on behalf of Beck, Mack & Oliver LLC.

(b) Security Ownership of Trustee. As of February 23, 2014, Compass Bank beneficially owned 27,512 Units, or less than one percent of the outstanding Units. Compass Bank has sole voting power over 5,500 of these Units and no voting power over the remaining 22,012. Compass Bank has sole power to dispose of 5,500 of such Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust has no directors or executive officers and is not empowered to carry on any business activity. Accordingly, there are no relationships or related transactions to which the Trust was a party that are required to be disclosed. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2014 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2014 and 2013 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2014	2013
Audit Fees	$87,160	$86,000
Audit-Related Fees	-0-	-0-
Tax Fees	4,040	4,450
All Other Fees	-0-	-0-

Total	$91,200	$90,450

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

Exhibits

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.*

13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2014.**

13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2014, is incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated March 2, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated March 2, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank on behalf of Compass Bank, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 2, 2015.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th St., Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

	By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: March 2, 2015

(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.*

13(a)	Registrant’s Annual Report to Unit Holders for the fiscal year ended December 31, 2014.**

13(b)	Registrant’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2014, is incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated March 2, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated March 2, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 2, 2015.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th St., Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.