Form 10-Q
period 2015-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2015-05-11
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Number of Units of beneficial interest outstanding at May 11, 2015: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2015 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2015 and 2014. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2015	December 31, 2014
	(Unaudited)
Cash and short-term investments	$1,431,327	$4,011,340
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $124,112,747 and $123,912,771 at March 31, 2015 and December 31, 2014, respectively)	9,162,781	9,362,757

	$10,594,108	$13,374,097

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$1,245,085	$3,825,098
Cash reserves	186,242	186,242
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	9,162,781	9,362,757

	$10,594,108	$13,374,097

The accompanying notes to condensed financial statements are an integral part of these statements.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2015		2014

Royalty Income	$7,344,601		$14,525,726
Interest income	79,947	(1)	1,454

Total revenue	7,424,548		14,527,180
General and administrative expenditures	(661,738)		(437,337)

Distributable income	$6,762,810		$14,089,843

Distributable income per Unit (46,608,796 Units)	$0.145098		$0.302300

(1)	Includes $78,883.50 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Trust corpus, beginning of period	$9,362,757	$10,968,996
Amortization of net overriding royalty interest	(199,976)	(396,410)
Distributable income	6,762,810	14,089,843
Distributions declared	(6,762,810)	(14,089,843)

Trust corpus, end of period	$9,162,781	$10,572,586

The accompanying notes to condensed financial statements are an integral part of these statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

On April 20, 2015, the Trust issued a press release and filed a Form 8-K reporting that it would not declare a monthly cash distribution to the Unit Holders for the month of April 2015. Normally a distribution would have been made based principally upon production during the month of February 2015. However, the Royalty Income for April was only $92,095, primarily due to lower natural gas pricing and higher capital costs during the month of February. As previously reported, Burlington anticipates no new drilling or recompletion activity to be commenced during 2015 after the first quarter of the year. Cash reserves were used to pay Trust administrative expenses of $189,743 in April. No cash distributions will be made by the Trust until future net proceeds are sufficient to pay then-current Trust liabilities and replenish cash reserves, and no assurances can be given as to the timing or amount of any such future distributions.

See Part II, Item 1 – Legal Proceedings, concerning the status of litigation matters.

4.	SETTLEMENTS AND LITIGATION

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in the 1st Judicial District Court for the County of Santa Fe, State of New Mexico. The case is styled Compass Bank, in its Capacity as Trustee of the San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP and BROG GP LLC, No. D-101-CV-2014-01765. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the claims involve Burlington’s failure to properly account for and pay net overriding royalty interests to the Trust with respect to oil and gas production from numerous properties in the San Juan Basin of northwestern New Mexico. Based on information currently available to the Trust and its auditors, the Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12,000,000, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled. Burlington has filed an answer, the parties have commenced discovery and are working to establish a schedule for mediation.

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

Three Months Ended March 31, 2015 and 2014

The Trust received Royalty Income of $7,344,601 and interest income of $79,947 during the first quarter of 2015. After deducting administrative expenses of $661,738, distributable income for the quarter was $6,762,810 ($0.145098 per Unit). In the first quarter of 2014, Royalty Income was $14,525,726, and interest income was $1,454. After deducting administrative expenses of $437,337, distributable income for the first quarter of 2014 was $14,089,843 ($0.302300 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2015 were as follows:

January	$.048547
February	.069837
March	.026714

Quarter Total	$.145098

On April 20, 2015, the Trust issued a press release and filed a Form 8-K reporting that it would not declare a monthly cash distribution to the Unit Holders for the month of April 2015. Normally a distribution would have been made based principally upon production during the month of February 2015. However, the Royalty Income for April was only $92,095, primarily due to lower natural gas pricing and higher capital costs during the month of February. As previously reported, Burlington anticipates no new drilling or recompletion activity to be commenced during 2015 after the first quarter of the year. Cash reserves were used to pay Trust administrative expenses of $189,743 in April. No cash distributions will be made by the Trust until future net proceeds are sufficient to pay then-current Trust liabilities and replenish cash reserves, and no assurances can be given as to the timing or amount of any such future distributions.

The Royalty Income distributed in the first quarter of 2015 was lower than that distributed in the first quarter of 2014 primarily due to lower gas prices and increased capital costs and administrative expenses. The average gas price decreased from $4.13 per Mcf for the first quarter of 2014 to $3.35 for the first quarter of 2015. Interest income was higher for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 due to additional interest Burlington paid to the Trust in March 2015 as a result of the granting of certain audit exceptions. Administrative expenses were higher in 2015 primarily as a result of increased legal costs incurred in the 2014 Litigation and differences in timing in the receipt and payment of certain of these expenses.

The capital costs attributable to the Underlying Properties for the first quarter of 2015 and deducted by Burlington in calculating Royalty Income were approximately $4.7 million as compared to approximately $1.3 million of capital costs in the first quarter of 2014.

Burlington informed the Trust that its budget for capital expenditures for the Underlying Properties in 2015 is estimated at $14 million. Burlington reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2015 are subject to change.

Burlington anticipates 91 projects in 2015. Approximately $5.5 million will be attributable to six new wells to be operated by Burlington and $1.7 million of the budget is allocable to 40 miscellaneous facilities projects. The $6.8 million balance is attributable to the budgets for 2014 and prior years’ projects and will be applied to five wells commenced in 2014, and 40 miscellaneous capital projects such as workovers and operated facility projects. In light of the challenged price environment for natural gas and natural gas liquids, Burlington plans to suspend its drilling program in the San Juan Basin in March 2015. However, Burlington reported that it continually monitors natural gas prices and plans to restart the program at some point in the future, dependent upon such gas prices. Existing wells will continue to be operated.

Lease operating expenses and property taxes were $7,692,984 and $7,604, respectively, for the first quarter of 2015, as compared to $8,999,505 and $82,235, respectively, for the first quarter of 2014. Burlington indicates the decrease in operating expenses in the first quarter of 2015 is due to its efforts throughout 2014 to reduce contracted maintenance and repair costs which continued into the first quarter of 2015. Property taxes for the first quarter of 2015 were lower because actual taxes for 2014 were less than accrued and due to a reduction in the accrual based on a new estimate of ad valorem taxes for 2015.

Burlington has reported to the Trustee that during the first quarter of 2015, eight gross (4.75 net) conventional wells were completed on the Underlying Properties. One gross (1.00 net) conventional well was in progress at March 31, 2015.

There were no conventional wells completed on the Underlying Properties during the first quarter of 2014. There were no wells in progress at March 31, 2014.

There were 4,000 gross (1,154.80 net) producing wells being operated subject to the Royalty as of December 31, 2014, calculated on a well bore basis and not including multiple completions as separate wells. Of those wells, seven gross (five net) are oil wells and the balance are gas wells. Burlington reports that approximately 845 gross (322.52 net) of the wells are multiple completion wells resulting in a total of 4,845 gross (1,477.62 net) completions.

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

Royalty Income for the quarter ended March 31, 2015 is associated with actual gas and oil production during November 2014 through January 2015 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Gas:
Total sales (Mcf)	7,199,704	7,769,282
Mcf per day	78,258	84,449
Average price (per Mcf)	$3.35	$4.13

Oil:
Total sales (Bbls)	12,357	18,737
Bbls per day	134	204
Average price (per Bbl)	$47.53	$81.92

During the first quarter of 2015, average gas prices were $0.78 per Mcf lower than the average prices reported during the first quarter of 2014. The average price per barrel of oil during the first quarter of 2015 was $34.39 per barrel lower than that received for the first quarter of 2014.

Gas produced from the Underlying Properties is processed at one of the following five plants: Chaco, Val Verde, Milagro, Ignacio, and Kutz, all located in the San Juan Basin. All of such gas other than that processed at Kutz is being sold to Chevron USA, Inc. (“Chevron”) under a contract with Burlington dated April 1, 2015 which provides for the delivery of gas through March 31, 2016, at which time it will terminate unless both parties agree to extend it on or before October 1, 2015.

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with EDF Trading North America, LLC (“EDF”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). The NMGC contract for the sale of certain winter-only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. The contracts effective as of April 1, 2014 with EDF and Shell were set to expire March 31, 2015. Burlington circulated another round of requests for proposal for the purchase of those volumes and entered into a new contract with EDF for the purchase of the volumes covered by both the prior Shell and EDF contracts through March 31, 2016.

All three of the current contracts provide for (i) the delivery of such gas at various delivery points through their respective termination dates; and (ii) the sale of such gas at prices which fluctuate in accordance with the published indices for gas sold in the San Juan Basin of northwestern New Mexico.

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

CALCULATION OF ROYALTY INCOME

	Three Months Ended March 31,
	2015	2014
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$24,141,615	$32,106,422
Oil proceeds	587,348	1,535,014

Total	24,728,963	33,641,436

Less production costs:
Severance tax – Gas	2,444,317	3,711,609
Severance tax – Oil	56,852	157,675
Lease operating expense and property tax	7,700,588	9,081,740
Capital expenditures	4,734,404	1,322,778

Total	14,936,161	14,273,802

Net profits	9,792,802	19,367,634
Net overriding royalty interest	75%	75%

Royalty Income	$7,344,601	$14,525,726

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2015 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended March 31, 2015 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in the 1st Judicial District Court for the County of Santa Fe, State of New Mexico. The case is styled Compass Bank, in its Capacity as Trustee of the San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP and BROG GP LLC, No. D-101-CV-2014-01765. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the claims involve Burlington’s failure to properly account for and pay net overriding royalty interests to the Trust with respect to oil and gas production from numerous properties in the San Juan Basin of northwestern New Mexico. Based on information currently available to the Trust and its auditors, the Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12,000,000, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled. Burlington has filed an answer, the parties have commenced discovery and are working to establish a schedule for mediation.

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

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 11, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 11, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: May 11, 2015

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 11, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 11, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.