Form 10-Q
period 2015-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2015-08-10
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

Number of Units of beneficial interest outstanding at August 10, 2015: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2015 and the distributable income and changes in trust corpus for the six-month periods ended June 30, 2015 and 2014. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash and short-term investments	$1,952,531	$4,011,340
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $124,194,393 and $123,912,771 at June 30, 2015 and December 31, 2014, respectively)	9,081,135	9,362,757

	$11,033,666	$13,374,097

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$1,416,218	$3,825,098
Cash reserves	536,313	186,242
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	9,081,135	9,362,757

	$11,033,666	$13,374,097

The accompanying notes to condensed financial statements are an integral part of these statements.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015		2014
Royalty income	$2,264,542	$18,124,799		$9,609,143		$32,650,525
Interest income	497	70,713	(1)	80,444	(2)	72,167	(1)

Total revenue	2,265,039	18,195,512		9,689,587		32,722,692
General and administrative expenditures	498,750	483,252		1,160,488		920,589
Increase in cash reserves	350,071	-0-		350,071		-0-

Distributable income	$1,416,218	$17,712,260		$8,179,028		$31,802,103

Distributable income per Unit (46,608,796 Units)	$0.030385	$0.380019		$0.175483		$0.682319

(1)	Includes $69,241 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.
(2)	Includes $78,884 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Trust corpus, beginning of period	$9,162,781	$10,572,586	$9,362,757	$10,968,996
Amortization of net overriding royalty interest	(81,646)	(408,363)	(281,622)	(804,773)
Distributable income	1,416,218	17,712,260	8,179,028	31,802,103
Distributions declared	(1,416,218)	(17,712,260)	(8,179,028)	(31,802,103)

Trust corpus, end of period	$9,081,135	$10,164,223	$9,081,135	$10,164,223

The accompanying notes to condensed financial statements are an integral part of these statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

Three Months Ended June 30, 2015 and 2014

The Trust received Royalty Income of $2,264,542 and interest income of $497 during the second quarter of 2015. No distributions were made in April or May 2015. The Royalty Income received in April was $92,095, and there was a $97,648 decrease in cash reserves as funds were withdrawn to pay administrative expenses in the amount of $189,743. The cash available for distribution in May was applied first to pay $164,889 in administrative costs and to replenish the reserve maintained by the Trustee for liabilities and contingencies. After deducting quarterly administrative expenses of $498,750 and establishing a cash reserve of $536,313, distributable income for the quarter was $1,416,218 ($0.030385 per Unit). In the second quarter of 2014, Royalty Income was $18,124,799, interest income was $70,713, administrative expenses were $483,252 and distributable income was $17,712,260 ($0.380019 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2015 were as follows:

April	$.000000
May	.000000
June	.030385

Quarter Total	$.030385

The Royalty Income distributed in the second quarter of 2015 was lower than that distributed in the second quarter of 2014 primarily due to lower gas prices and increased capital costs and administrative expenses. The average gas price decreased from $5.23 per Mcf for the second quarter of 2014 to $2.38 for the second quarter of 2015. Interest income was lower for the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014 due to additional interest Burlington paid to the Trust in 2014 as a result of the granting of certain audit exceptions and to a decrease in funds available for investment. Administrative expenses were higher in 2015 primarily as a result of increased legal costs incurred in the 2014 Litigation and differences in timing in the receipt and payment of certain of these expenses.

The capital costs attributable to the Underlying Properties for the second quarter of 2015 and deducted by Burlington in calculating Royalty Income were approximately $5 million as compared to approximately $1.8 million of capital costs in the second quarter of 2014.

Burlington informed the Trust that its budget for capital expenditures for the Underlying Properties in 2015 is estimated at $14 million. Burlington reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2015 are subject to change.

Burlington anticipates 91 projects in 2015. Approximately $5.5 million will be attributable to six new wells to be operated by Burlington and $1.7 million of the budget is allocable to 40 miscellaneous facilities projects. The $6.8 million balance is attributable to the budgets for 2014 and prior years’ projects and will be applied to five wells commenced in 2014, and 40 miscellaneous capital projects such as workovers and operated facility projects. In light of the challenged price environment for natural gas and natural gas liquids, Burlington completed its 2015 new well drilling program in the San Juan Basin in March and anticipates no new drilling activity to be commenced during the remainder of this year. However, Burlington reported that it continually monitors natural gas prices and plans to restart the program at some point in the future, dependent upon such gas prices. Existing wells will continue to be operated.

Lease operating expenses and property taxes were $7,862,768 and $109,081, respectively, for the second quarter of 2015, as compared to $9,292,116 and $139,893, respectively, for the second quarter of 2014. Burlington indicates the decrease in operating expenses in the second quarter of 2015 is due to its efforts beginning in 2014 to reduce contracted maintenance and repair costs which continued into the second quarter of 2015, and had the effect of stretching maintenance operators over more wells. Property taxes for the second quarter of 2015 were lower because actual taxes for 2014 were less than accrued, which resulted in a reduction in the current accruals based on a new estimate of ad valorem taxes for 2015.

Burlington has reported to the Trustee that during the second quarter of 2015, one gross (1.00 net) conventional well was completed on the Underlying Properties. There were no wells in progress at June 30, 2015.

There were no conventional wells completed on the Underlying Properties during the second quarter of 2014. There were no wells in progress at June 30, 2014.

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

Royalty Income for the quarter ended June 30, 2015 is associated with actual gas and oil production during February 2015 through April 2015 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014
Gas:
Total sales (Mcf)	7,238,541	7,591,679
Mcf per day	81,332	85,300
Average price (per Mcf)	$2.38	$5.23

Oil:
Total sales (Bbls)	16,533	14,387
Bbls per day	186	162
Average price (per Bbl)	$37.20	$86.87

During the second quarter of 2015, average gas prices were $2.85 per Mcf lower than the average prices reported during the second quarter of 2014. The average price per barrel of oil during the second quarter of 2015 was $49.67 per barrel lower than that received for the second quarter of 2014.

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

Burlington contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the gas produced from the Underlying Properties. Four contracts were entered into with WFC, each of which is effective for a term of 15 years, which commenced April 1, 2010. Burlington has signed a similar agreement with EFS which was effective November 1, 2011 for a term of 15 years. Burlington has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality.

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

Six Months Ended June 30, 2015 and 2014

For the six months ended June 30, 2015 the Trust received Royalty income of $9,609,143 and interest income of $80,444. There was a $350,071 net increase in cash reserves. After deducting administrative expenses of $1,160,488 and the cash reserve increase, distributable income was $8,179,028 ($0.175483 per Unit) for the six months ended June 30, 2015. For the six months ended June 30, 2014, the Trust received Royalty income of $32,650,525 and interest income of $72,167. There was no change in cash reserves. After deducting administrative expenses of $920,589, distributable income was $31,802,103 ($0.682319 per Unit) for the six months ended June 30, 2014.

The decrease in distributable income from 2014 to 2015 resulted primarily from increased capital expenditures and lower average gas prices during the first half of 2015. Interest earnings for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 were lower due to the receipt of $69,241 in 2014 in interest on the late payment of net proceeds and in interest due on granted and paid audit exceptions as a result of the ongoing negotiation of compliance audit issues. General and administrative expenses were higher for the six months ended June 30, 2015, as compared to the same period in 2014 primarily as a result of increased legal costs incurred in the 2014 Litigation and differences in timing in the receipt and payment of the expenses.

Capital expenditures incurred by Burlington, attributable to the Underlying Properties, for the first six months of 2015 amounted to approximately $9.8 million. Capital expenditures were approximately $3.1 million for the first six months of 2014. Lease operating expenses and property taxes for the first six months of 2015 totaled $15,555,751 and $116,685, respectively, as compared to $18,291,621 and $222,128, respectively, for the first six months of 2014.

Burlington has reported to the Trustee that during the six months ended June 30, 2015, nine gross (5.75 net) conventional wells were completed on the Underlying Properties. There were no conventional wells completed on the Underlying Properties in the six months ending June 30, 2014.

Royalty income for the six months ended June 30, 2015 is associated with actual gas and oil production during November 2014 through April 2015 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
Gas:
Total sales (Mcf)	$14,438,245	$15,360,961
Mcf per day	79,769	84,867
Average price (per Mcf)	$2.86	$4.68

Oil:
Total Sales (Bbls)	$28,890	$33,124
Bbls per day	160	183
Average price (per Bbl)	$41.62	$84.07

Royalty income received by the Trust for the three months and six months ended June 30, 2015 and 2014, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015		2014
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$17,207,327		$39,734,602	$41,348,942		$71,841,023
Oil proceeds	615,064		1,249,754	1,202,412		2,784,769
Other	(3,030	)(1)	-0-	(3,030	)(1)	-0-

Total	17,819,361		40,984,356	42,548,324		74,625,792

Less production costs:
Severance tax – gas	1,744,869		5,440,498	4,189,186		9,152,107
Severance tax – oil	61,813		136,195	118,665		293,870
Lease operating expense and property tax	7,971,849		9,432,009	15,672,436		18,513,749
Capital expenditures	5,021,441		1,809,255	9,755,846		3,132,033

Total	14,799,972		16,817,957	29,736,133		31,091,759
Net profits	3,019,389		24,166,399	12,812,191		43,534,033
Net overriding royalty interest	75%		75%	75%		75%

Royalty Income	$2,264,542		$18,124,799	$9,609,143		$32,650,525

(1)	Reversal of Burlington’s duplicate payment in March 2015 of interest due on granted and paid audit exceptions.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2015 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended June 30, 2015 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 10, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 10, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Lee Ann Anderson
Lee Ann Anderson
Vice President and Senior Trust Officer

Date: August 10, 2015

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 10, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 10, 2015, by Lee Ann Anderson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.