Form 10-Q
period 2015-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2015-11-06
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-8032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of Units of beneficial interest outstanding at November 6, 2015: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements of the San Juan Basin Royalty Trust (the “Trust”) continue to be prepared in a manner that differs from generally accepted accounting principles in the United States of America (“GAAP”); this form of presentation is customary to other royalty trusts. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nonetheless, Compass Bank, the trustee of the Trust (the “Trustee”), believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2015 and the distributable income and changes in trust corpus for the three and nine-month periods ended September 30, 2015 and 2014. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash and short-term investments	$2,999,380	$4,011,340
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $124,383,502 and $123,912,771 at September 30, 2015 and December 31, 2014, respectively)	8,892,026	9,362,757

	$11,891,406	$13,374,097

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$2,463,067	$3,825,098
Cash reserves	536,313	186,242
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	8,892,026	9,362,757

	$11,891,406	$13,374,097

The accompanying notes to condensed financial statements are an integral part of these statements.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015		2014
Royalty income	$5,414,897	$16,076,429	$15,024,041		$48,726,954
Interest income	614	1,900	81,057	(2)	74,067	(1)

Total revenue	5,415,511	16,078,329	15,105,098		48,801,021
General and administrative expenditures	401,966	385,623	1,562,453		1,306,212
Increase in cash reserves	-0-	-0-	350,071		-0-

Distributable income	$5,013,545	$15,692,706	$13,192,574		$47,494,809

Distributable income per Unit (46,608,796 Units)	$0.107567	$0.336690	$0.283050		$1.019009

(1)	Includes $69,241 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.
(2)	Includes $78,884 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Trust corpus, beginning of period	$9,081,135	$10,164,223	$9,362,757	$10,968,996
Amortization of net overriding royalty interest	(189,109)	(426,758)	(470,731)	(1,231,531)
Distributable income	5,013,545	15,692,706	13,192,574	47,494,809
Distributions declared	(5,013,545)	(15,692,706)	(13,192,574)	(47,494,809)

Trust corpus, end of period	$8,892,026	$9,737,465	$8,892,026	$9,737,465

The accompanying notes to condensed financial statements are an integral part of these statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

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

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in the 1st Judicial District Court for the County of Santa Fe, State of New Mexico. The case is styled Compass Bank, in its Capacity as Trustee of the San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP and BROG GP LLC, No. D-101-CV-2014-01765. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the claims involve Burlington’s failure to properly account for and pay net overriding royalty interests to the Trust with respect to oil and gas production from numerous properties in the San Juan Basin of northwestern New Mexico. Based on information currently available to the Trust and its auditors, the Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12,000,000, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled. Burlington has filed an answer, the parties have commenced discovery and are working to establish a schedule for mediation. Burlington has notified the Trust that it is in the midst of an internal reorganization which is to result in the consolidation of its San Juan and Rocky Mountain business units. In light of changes in management responsibilities within Burlington, the current deadlines for mediation and discovery have been extended by agreement.

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

Three Months Ended September 30, 2015 and 2014

The Trust received Royalty Income of $5,414,897 and interest income of $614 during the third quarter of 2015. After deducting quarterly administrative expenses of $401,966, distributable income for the quarter was $5,013,545 ($0.107567 per Unit). In the third quarter of 2014, Royalty Income was $16,076,429, interest income was $1,900, administrative expenses were $385,623 and distributable income was $15,692,706 ($0.336690 per Unit). Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2015 were as follows:

July	$.025753
August	.028968
September	.052846

Quarter Total	$.107567

The Royalty Income distributed in the third quarter of 2015 was lower than that distributed in the third quarter of 2014 primarily due to lower gas prices and increased capital costs and administrative expenses. The average gas price decreased from $4.47 per Mcf for the third quarter of 2014 to $2.26 for the third quarter of 2015. Interest income was lower for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014 primarily due to a decrease in funds available for investment. Administrative expenses were higher in 2015 primarily as a result of increased legal costs incurred in the 2014 Litigation (as defined in Part II, Item I – Legal Proceedings) and differences in timing in the receipt and payment of certain of these expenses.

The capital costs attributable to the Underlying Properties for the third quarter of 2015 and deducted by Burlington in calculating Royalty Income were approximately $1.6 million as compared to approximately $1.2 million of capital costs in the third quarter of 2014.

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

Lease operating expenses and property taxes were $7,380,914 and $109,081, respectively, for the third quarter of 2015, as compared to $8,304,363 and $139,893, respectively, for the third quarter of 2014. Burlington indicates the decrease in operating expenses in the third quarter of 2015 is due to its efforts beginning in 2014 to reduce contracted maintenance and repair costs which continued into the third quarter of 2015, and had the effect of stretching maintenance operators over more wells. Property taxes for the third quarter of 2015 were lower because actual taxes for 2014 were less than accrued, which resulted in a reduction in the current accruals based on a new estimate of ad valorem taxes for 2015.

Burlington has reported to the Trustee that there was no well activity during the third quarter of 2015.

There were no conventional wells completed on the Underlying Properties during the third quarter of 2014. There were no wells in progress at September 30, 2014.

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

Royalty Income for the quarter ended September 30, 2015 is associated with actual gas and oil production during May 2015 through July 2015 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014
Gas:
Total sales (Mcf)	7,490,209	7,878,793
Mcf per day	81,415	85,639
Average price (per Mcf)	$2.26	$4.47

Oil:
Total sales (Bbls)	21,652	11,877
Bbls per day	235	129
Average price (per Bbl)	$54.65	$87.58

A “Mcf” denotes a thousand cubic feet of natural gas, and a “Bbl” is approximately 42 gallons of petroleum in the United States and Canada. During the third quarter of 2015, average gas prices were $2.21 per Mcf lower than the average prices reported during the third quarter of 2014. The average price per barrel of oil during the third quarter of 2015 was $32.93 per barrel lower than that received for the third quarter of 2014.

Gas produced from the Underlying Properties is processed at one of the following five plants: Chaco, Val Verde, Milagro, Ignacio, and Kutz, all located in the San Juan Basin. All of such gas other than that processed at Kutz is being sold to Chevron USA, Inc. (“Chevron”) under a contract with Burlington dated April 1, 2015 which provides for the delivery of gas through March 31, 2016, at which time it will terminate unless both parties agree to extend it on or before October 1, 2015. Chevron did not request an extension of the current contract and requests for proposal will be distributed for the purchase of the volumes covered by that contract beginning April 1, 2016.

Gas produced from the Underlying Properties and processed at Kutz was being sold under three separate contracts with EDF Trading North America, LLC (“EDF”), Shell Energy North America (US), LP (“Shell”) and New Mexico Gas Company, Inc. (“NMGC”). The NMGC contract for the sale of certain winter-only supplies of the Kutz gas is for a five-year term expiring March 31, 2017. The contracts effective as of April 1, 2014 with EDF and Shell were set to expire March 31, 2015. Burlington entered into a new contract with EDF for the purchase of the volumes covered by both the prior Shell and EDF contracts through March 31, 2016 and reports that it will be circulating another round of requests for proposal for the purchase of those volumes beginning April 1, 2016.

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

Nine Months Ended September 30, 2015 and 2014

For the nine months ended September 30, 2015 the Trust received Royalty income of $15,024,041 and interest income of $81,057. There was a $350,071 net increase in cash reserves. After deducting administrative expenses of $1,562,453 and the cash reserve increase, distributable income was $13,192,574 ($0.283050 per Unit) for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, the Trust received Royalty income of $48,726,954 and interest income of $74,067. There was no change in cash reserves. After deducting administrative expenses of $1,306,212, distributable income was $47,494,809 ($1.019009 per Unit) for the nine months ended September 30, 2014.

The decrease in distributable income from 2014 to 2015 resulted primarily from lower average gas prices during the first nine months of 2015 and increased capital expenditures. Interest earnings for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 were higher due to the receipt of $78,884 in 2015 and $69,241 in 2014 in interest on the late payment of net proceeds and in interest due on granted and paid audit exceptions as a result of the ongoing negotiation of compliance audit issues. General and administrative expenses were higher for the nine months ended September 30, 2015, as compared to the same period in 2014 primarily as a result of increased legal costs incurred in the 2014 Litigation and differences in timing in the receipt and payment of the expenses.

Capital expenditures incurred by Burlington, attributable to the Underlying Properties, for the first nine months of 2015 amounted to approximately $11.4 million. Capital expenditures were approximately $4.4 million for the first nine months of 2014. Lease operating expenses and property taxes for the first nine months of 2015 totaled $22,936,666 and $225,766, respectively, as compared to $26,595,984 and $362,021, respectively, for the first nine months of 2014.

Burlington has reported to the Trustee that during the nine months ended September 30, 2015, nine gross (5.75 net) conventional wells were completed on the Underlying Properties. There were no conventional wells completed on the Underlying Properties in the nine months ending September 30, 2014.

Royalty income for the nine months ended September 30, 2015 is associated with actual gas and oil production during November 2014 through July 2015 from the Underlying Properties. Gas and oil sales from the Underlying Properties for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
Gas:
Total sales (Mcf)	21,928,454	23,239,754
Mcf per day	80,324	85,127
Average price (per Mcf)	$2.66	$4.61
Oil:
Total Sales (Bbls)	50,542	45,001
Bbls per day	185	165
Average price (per Bbl)	$47.20	$85.00

Royalty income received by the Trust for the three months and six months ended September 30, 2015 and 2014, respectively, was computed as shown in the following table:

CALCULATION OF ROYALTY INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015		2014	2015		2014
Gross proceeds of sales from the Underlying Properties:
Gas proceeds	$16,946,191		$35,188,742	$58,295,133		$107,029,765
Oil proceeds	1,183,252		1,040,247	2,385,664		3,825,015
Other	2,429	(1)	-0-	(601	)(2)	-0-

Total	18,131,872		36,228,989	60,680,196		110,854,780

Less production costs:
Severance tax – gas	1,718,404		5,005,538	5,907,590		14,157,644
Severance tax – oil	106,872		101,058	225,537		394,928
Lease operating expense and property tax	7,489,995		8,444,256	23,162,431		26,958,005
Capital expenditures	1,596,738		1,242,898	11,352,584		4,374,931

Total	10,912,009		14,793,750	40,648,142		45,885,508

Net profits	7,219,863		21,435,239	20,032,054		64,969,272
Net overriding royalty interest	75%		75%	75%		75%

Royalty Income	$5,414,897		$16,076,429	$15,024,041		$48,726,954

(1)	Additional revenue received in August as a result of the settlement of a gas imbalance.
(2)	Includes reversal of Burlington’s duplicate payment of -$3,030 in March in interest due on granted and paid audit exceptions and $2,429 of additional revenue as a result of the settlement of a gas imbalance.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2015 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended September 30, 2015 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee. The Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee.

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

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in the 1st Judicial District Court for the County of Santa Fe, State of New Mexico. The case is styled Compass Bank, in its Capacity as Trustee of the San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP and BROG GP LLC, No. D-101-CV-2014-01765. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the claims involve Burlington’s failure to properly account for and pay net overriding royalty interests to the Trust with respect to oil and gas production from numerous properties in the San Juan Basin of northwestern New Mexico. Based on information currently available to the Trust and its auditors, the Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12,000,000, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled. Burlington has filed an answer, the parties have commenced discovery and are working to establish a schedule for mediation. Burlington has notified the Trust that it is in the midst of an internal reorganization which is to result in the consolidation of its San Juan and Rocky Mountain business units. In light of changes in management responsibilities within Burlington, the current deadlines for mediation and discovery have been extended by agreement.

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

Item 6.	Exhibits.

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 6, 2015, by Josh Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 6, 2015, by Josh Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Josh Peterson
Josh Peterson
Vice President and Senior Trust Officer

Date: November 6, 2015

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Description

(4)(a)	Amended and Restated Royalty Trust Indenture, dated September 30, 2002 (the original Royalty Trust Indenture, dated November 1, 1980, having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the Commission on October 1, 2002, is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the Commission for the fiscal year ended December 31, 2007, is incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q with the Commission for the quarter ended September 30, 2002, is incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 6, 2015, by Josh Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 6, 2015, by Josh Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.