Form 10-Q
period 2016-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2016-05-10
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2016

or

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

Number of Units of beneficial interest outstanding at March 31, 2016: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and Short-Term Investments	$963,204	$1,819,252
Net Overriding Royalty Interest in Producing Oil and Natural Gas Properties (net of accumulated amortization of $124,701,665 and $124,551,141 at March 31, 2016 and December 31, 2015, respectively)	8,573,863	8,724,387

	$9,537,607	$10,543,639

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$201,891	$1,282,939
Cash Reserves	761,313	536,313
Trust Corpus - 46,608,796 Units of Beneficial Interest Authorized and Outstanding	8,573,863	8,724,387

	$9,537,067	$10,543,639

These Condensed Financial Statements should be read in conjunction with the accompanying Notes to Financial

Statements included herein.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Royalty Income	$3,033,512	$7,344,601
Interest Income	658	79,947	(1)

Total Income	3,034,170	7,424,548
Expenditures – General and Administrative	(1,022,436)	(661,738)
Increase in Cash Reserves	(225,000)	—

Distributable Income	$1,786,734	$6,762,810

Distributable Income per Unit (46,608,796 Units)	$0.038335	$0.145098

(1)	Includes $78,884 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Trust Corpus, Beginning of Period	$8,724,387	$9,362,757
Amortization of Net Overriding Royalty Interest	(150,524)	(199,976)
Distributable Income	1,786,734	6,762,810
Distributions Declared	(1,786,734)	(6,762,810)

Trust corpus, End of Period	$8,573,863	$9,162,781

These Condensed Financial Statements should be read in conjunction with the accompanying Notes to Financial

Statements included herein.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of Compass Bank, the trustee of the Trust (the “Trustee”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2016 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2016 and 2015. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

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

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The Trustee routinely reviews its royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of March 31, 2016.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of March 31, 2016, the Trust’s tax years 2012 and thereafter remain subject to examination.

Each Unit Holder should consult his or her own tax advisor regarding tax compliance matters related to such Unit Holder’s interest in the Trust.

3.	COMMITMENTS AND CONTINGENCIES

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit holders. See Note 4 Settlements and Litigation for a discussion of the status of pending litigation matters.

4.	SETTLEMENTS AND LITIGATION

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in New Mexico State Court. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. The non-jury trial scheduled for the case has been moved from September 2016 to March 2017. For more information about the 2014 Litigation, see Part I, Item 3, “Legal Proceedings” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

5.	CERTAIN CONTRACTS

Burlington sells natural gas produced from the Underlying Properties under various contracts. During the first quarter of 2016, Burlington’s sales contracts with Chevron USA, Inc. and EDF Trading North America LLC (“EDF”) expired, and Burlington entered into several replacement contracts with EDF and Shell Energy North America (US) LP, each of which provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin of northwestern New Mexico. The replacement contracts terminate on March 31, 2018. The Trust is not a party to these contracts.

6.	SUBSEQUENT EVENTS

The Trustee increased the Trust’s cash reserves for payment of contingent and future obligations by $75,000 from March 31, 2016 to April 29, 2016 to cover for expenses in case of a future revenue shortfall due to a prolonged decline in oil and natural gas prices that may reduce Royalty Income.

On April 19, 2016, Burlington informed the Trust of an overpayment of $246,266. This adjustment represents the amount of an overpayment by Burlington with respect to the periods between February 2015 and March 2016. The overpayment was due to changes in Burlington’s accounting system that resulted in an underallocation of fuel, loss and loss unaccounted expenses to the Trust. The amount overpaid will be deducted from Royalty Income due to the Trust in May 2016.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980 between Southland Royalty Company (“Southland”) and The Fort Worth National Bank. Effective as of September 30, 2002, the original indenture was amended and restated and, effective as of December 12, 2007, the restated indenture was amended and restated, which we refer to as the “Indenture.” As a result of a series of mergers and other transactions, the current Trustee of the Trust is Compass Bank, which is a wholly-owned subsidiary of Banco Bilbao Vizcaya Argentaira, S.A.

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

The Trustee

The primary function of the Trustee is to collect Royalty Income, to pay all expenses and charges of the Trust and distribute the remaining available income to the Unit Holders. The amount of income distributable to Unit Holders, which we refer to as “Distributable Income,” depends on the amount of Royalty Income and interest received by the Trust, as well as the amount of expenses paid by the Trust and any change in cash reserves. The Trust has no employees, officers or directors. All administrative functions of the Trust are performed by the Trustee.

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

Three Months Ended March 31, 2016 and 2015

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three months ended March 31, 2016 and 2015 was determined as shown in the following table:

	Three Months Ended March 31,
	2016		2015
Gross Proceeds From the Underlying Properties:
Natural Gas	$12,727,988		$24,141,615
Oil	456,419		587,348
Other	810	(1)	—

Total	13,185,217		24,728,963
Capital Expenditures	578,670		4,734,404
Severance Tax – Natural Gas	1,334,500		2,444,317
Severance Tax – Oil	45,452		56,852
Lease Operating Expense and Property Tax	7,181,913		7,700,588

Total	9,140,535		14,936,161

Net Profits	4,044,682		9,792,802
Net Overriding Royalty Interest	75%		75%

Royalty Income	$3,033,512		$7,344,601

(1)	Additional revenue received from the August 2015 settlement of a gas imbalance.

The Royalty Income distributed in the first quarter of 2016 was lower than that distributed in the first quarter of 2015 primarily due to lower natural gas prices and increased administrative expenses. The average natural gas price decreased from $3.35 per Mcf for the first quarter of 2015 to $1.80 per Mcf for the first quarter of 2016.

Gross Proceeds from Underlying Properties. Gross proceeds decreased $11.5 million or 47% to $13.2 million for the three months ended March 31, 2016 compared to $24.7 million for the three months ended March 31, 2015. The decrease was primarily attributable to lower natural gas and oil prices.

Capital Expenditures. Capital expenditures decreased $4.2 million or 88% to $0.6 million for the three months ended March 31, 2016 compared to $4.7 million for the three months ended March 31, 2015. Capital expenditures in first quarter 2016 were attributable to maintenance and improvement of production facilities.

Severance Taxes. Aggregate severance taxes decreased $1.1 million or 45% to $1.4 million for the three months ended March 31, 2016 compared to $2.5 million for the three months ended March 31, 2015. The decrease was primarily attributable to lower proceeds during the first quarter 2016 as a result of lower natural gas and oil prices.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $0.5 million or 7% to $7.2 million for the three months ended March 31, 2016 compared to $7.7 million for the three months ended March 31, 2015. The decrease was primarily attributable to Burlington’s efforts to reduce contracted maintenance and repair costs as a result of declining commodity prices. Property taxes increased $0.2 million in the first quarter of 2016 compared to the first quarter of 2015 because actual taxes for first quarter 2015 were more than accrued.

Monthly lease operating expenses of the Underlying Properties, exclusive of property taxes, in first quarter 2016 averaged approximately $2.3 million, as compared to $2.5 million in first quarter 2015. Lease operating expenses averaged lower primarily because of reduced maintenance and repair labor.

Distributable Income

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Royalty Income	$3,033,512	$7,344,601
Interest Income	658	79,947	(1)

Total Income	3,034,170	7,424,548
Expenditures – General and Administrative	(1,022,436)	(661,738)
Increase in Cash Reserves	(225,000)	—

Distributable Income	1,786,734	6,762,810

Distributable Income per Unit (46,608,796 Units)	$0.038335	$0.145098

(1)	Includes $78,884 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit exceptions.

Distributable Income decreased $5.0 million or 74% to $1.8 million ($0.038335 per Unit) for the three months ended March 31, 2016 from $6.8 million ($0.145098 per Unit) for the three months ended March 31, 2015. The decrease in Distributable Income was primarily attributable to a decrease in Royalty Income over the same period as a result of lower natural gas pricing and increased administrative costs offset by higher capital expenditures in 2015.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2016 were as follows:

January	$0.016393
February	0.017610
March	0.004332

Quarter Total	$0.038335

Interest Income. Interest income was lower for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to additional interest Burlington paid to the Trust in March 2015 as a result of the granting of certain audit exceptions.

General & Administrative Expenses. General and administrative expenses increased $0.4 million or 55% to $1.0 million for the three months ended March 31, 2016 compared to $0.7 million for the three months ended March 31, 2015. The increase was primarily attributable to differences in timing in the receipt and payment of certain of these expenses as well as increased audit costs and legal costs incurred related to the Burlington litigation.

Cash Reserves. Total cash reserves for current Trust expenses were approximately $0.8 million and $0.5 million as of March 31, 2016 and December 31, 2015, respectively. Cash reserves were increased by $225,000 during first quarter 2016 in order to cover expenses in case of a future revenue shortfall resulting from lower commodity prices.

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

2016 Capital Expenditures

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

Burlington has reported to the Trustee that there was no well activity during the first quarter of 2016. During the first quarter of 2015, eight gross (4.8 net) conventional wells were completed on the Underlying Properties. One gross (1.0 net) conventional well was in progress at March 31, 2015.

Oil and Natural Gas Production

Royalty Income for the quarter ended March 31, 2016 is associated with actual oil and natural gas production during November 2015 through January 2016 from the Underlying Properties. Production of oil and natural gas and related average sales prices attributable to each of the Underlying Properties and the Royalty for the three months ended March 31, 2015 and 2016, were as follows:

	For the Three Months Ended
	March 31, 2016		March 31, 2015
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Underlying Properties	7,087,350	16,571	7,199,704	12,357
Royalty	1,803,975	4,373	2,310,368	3,931
Average Price (per Mcf/Bbl)	$1.80	$27.54	$3.35	$47.53

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

The fluctuations in natural gas production that have occurred during the three month periods ended March 31, 2016 and 2015, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Underlying Properties is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

For a discussion of changes during the first quarter of 2016 to the contracts pursuant to which Burlington sells production from the Underlying Properties and for the gathering and processing of production, see Part I, Item 1. Unaudited Consolidated Financial Statements, Note 5 Certain Contracts.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item I. Unaudited Financial Statements, Note 1 Basis of Presentation and Part II, Item 8. Financial Statements and Supplemental Data contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Information Regarding Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of Compass Bank, the Trustee and by Burlington, the owner of the working interest, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Burlington; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and Burlington in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Burlington’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, expect as required by applicable law.

Burlington Information

As a holder of a net overriding royalty interest, the Trust relies on Burlington for information regarding Burlington itself; ConocoPhillips and its other affiliates; the Underlying Properties, including the operations, acreage, well count, working interests, production volumes, sales revenues, capital expenditures, operating expenses, reserves, drilling plans, drilling results and leasehold terms related to the Underlying Properties, and factors and circumstances that have or may affect the foregoing. See Part I, Item 4. Controls and Procedures.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risk during 2016. For information on our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2016 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level, to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust. Additionally, during the quarter ended March 31, 2016 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Part I, Item I. Unaudited Financial Statements, Note 4 Settlements and Litigation, which is incorporated by reference into this Part II. Item 1, as well as the discussion in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required by this Part II, Item 6 is set forth in the Index to the Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated by reference into this Part II, Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Joshua R. Peterson
Joshua R. Peterson
Vice President and Senior Trust Officer

Date: May 10, 2016

(The Trust has no directors or executive officers.)

EXHIBIT INDEX

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 , filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 10, 2016, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2016, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.