Form 10-Q
period 2016-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2016-08-09
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-8032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of Units of beneficial interest outstanding at August 9, 2016: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and short-term investments	$1,111,987	$1,819,252
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $124,854,922 and $124,551,141 at June 30, 2016 and December 31, 2015, respectively)	8,420,606	8,724,387

	$9,532,593	$10,543,639

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$125,674	$1,282,939
Cash reserves	986,313	536,313
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	8,420,606	8,724,387

	$9,532,593	$10,543,639

These Condensed Financial Statements should be read in conjunction with the accompanying Notes to Financial

Statements included herein.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Royalty income	$1,541,698	$2,264,542	$4,575,210	$9,609,143
Interest income	596	497	1,254	80,444 (1)

Total revenue	1,542,294	2,265,039	4,576,464	9,689,587
General and administrative expenditures	(886,134)	(498,750)	(1,908,570)	(1,160,488)
Increase in cash reserves	(225,000)	(350,071)	(450,000)	(350,071)

Distributable income	$431,160	$1,416,218	$2,217,894	$8,179,028

Distributable income per Unit (46,608,796 Units)	$0.009251	$0.030385	$0.047586	$0.175483

(1)	Includes $78,884 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Trust corpus, beginning of period	$8,573,863	$9,162,781	$8,724,387	$9,362,757
Amortization of net overriding royalty interest	(153,257)	(81,646)	(303,781)	(281,622)
Distributable income	431,160	1,416,218	2,217,894	8,179,028
Distributions declared	(431,160)	(1,416,218)	(2,217,894)	(8,179,028)

Trust corpus, end of period	$8,420,606	$9,081,135	$8,420,606	$9,081,135

These Condensed Financial Statements should be read in conjunction with the accompanying Notes to Financial

Statements included herein.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of Compass Bank, the trustee of the Trust (the “Trustee”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2016 and December 31, 2015 and the distributable income and changes in trust corpus for the three-month periods and the six-month periods ended June 30, 2016 and 2015. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•	The net proceeds attributable to the 75% net overriding royalty interest (the “Royalty”) that burdens certain oil and natural gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”) recorded for a month is the amount computed and paid by Southland’s successor, Burlington Resources Oil & Gas Company LP (“Burlington”), which is a wholly-owned subsidiary of ConocoPhillips, to the Trustee for the Trust. Royalty Income consists of the proceeds received by ConocoPhillips from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by ConocoPhillips for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty Income paid to the Trust and the distribution to the holders of units of the Trust (“Unit Holders”) for that month.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty Income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The conveyance which transferred the Royalty to the Trust provides that any excess of production costs applicable to the Subject Interests over gross proceeds from such properties must be recovered from future net proceeds before Royalty Income is again paid to the Trust.

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

The Trustee routinely reviews its royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of June 30, 2016.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of June 30, 2016, the Trust’s tax years 2012 and thereafter remain subject to examination.

Each Unit Holder should consult his or her own tax advisor regarding tax compliance matters related to such Unit Holder’s interest in the Trust.

3.	COMMITMENTS AND CONTINGENCIES

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit holders. See Note 4 Settlements and Litigation for a discussion of the status of pending litigation matters.

4.	SETTLEMENTS AND LITIGATION

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in New Mexico State Court. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. The case is currently scheduled for non-jury trial in March 2017. For more information about the 2014 Litigation, see Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2015.

5.	CERTAIN CONTRACTS

Burlington sells natural gas produced from the Subject Interests under various contracts. During the second quarter of 2016, Burlington extended the term of its natural gas sales contract with New Mexico Gas Company, Inc. by two years to March 31, 2019. The contract provides for the sale of certain winter-only natural gas supplies processed at the Kutz plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin of northwestern New Mexico. The Trust is not a party to this contract.

6.	SUBSEQUENT EVENTS

The Trustee increased the Trust’s cash reserves for payment of contingent and future obligations by $13,687 from June 30, 2016 to July 29, 2016 to cover Trust expenses in case of a future revenue shortfall due to a prolonged decline in oil and natural gas prices that may reduce Royalty Income.

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

The Conveyance and the Royalty

Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) effective November 1, 1980, Southland conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) that burdens certain of Southland’s oil and natural gas interests (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico. Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland’s successor became Burlington Resources Oil & Gas Company LP (“Burlington”), which is an indirect wholly-owned subsidiary of ConocoPhillips.

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

ConocoPhillips

Affiliates of ConocoPhillips are the principal operators of the majority of the Subject Interests. Burlington also is responsible, subject to the terms of an agreement with the Trust, for marketing the production from such properties, either under existing sales contracts or under future arrangements, at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. A very high percentage of the Royalty Income is attributable to the production and sale by Burlington of natural gas from the Subject Interests. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Royalty Income distributed by the Trust and, by extension, the price of the Units.

Three and Six Months Ended June 30, 2016 and 2015

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and six months ended June 30, 2016 and 2015 was determined as shown in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Gross proceeds from the Subject Interests:
Natural Gas	$9,880,817		$17,207,327		$22,608,805		$41,348,942
Oil	435,180		615,064		891,599		1,202,412
Other	(311,050	)(1)	(3,030	)(2)	(310,240	)(3)	(3,030	)(2)

Total	10,004,947		17,819,361		23,190,164		42,548,324
Production Costs:
Severance tax – gas	1,043,622		1,744,869		2,378,122		4,189,186
Severance tax – oil	43,225		61,813		88,677		118,665
Lease operating expense and property tax	6,588,432		7,971,849		13,770,345		15,672,436
Capital expenditures	274,070		5,021,441		852,740		9,755,846

Total	7,949,349		14,799,972		17,089,884		29,736,133
Net profits	2,055,598		3,019,389		6,100,280		12,812,191
Net Overriding Royalty Interest	75%		75%		75%		75%

Royalty Income	$1,541,698		$2,264,542		$4,575,210		$9,609,143

(1)	Burlington’s revenue adjustment in May for gas revenue reporting for production periods December 2014 – January 2016.
(2)	Reversal of Burlington’s duplicate payment in March 2015 of interest due on granted and paid audit exceptions.
(3)	Includes Burlington’s revenue adjustment in May for gas revenue reporting for production periods December 2014 – January 2016 and $810 additional revenue received in January from the August 2015 settlement of a gas imbalance.

The Royalty Income distributed to the Trust for the three and six months ended June 30, 2016 was lower than that distributed during the same periods of 2015 primarily due to lower natural gas prices offset by higher capital expenditures in 2015. The average natural gas price decreased from $2.38 per Mcf and $2.86 per Mcf for the three and six months ended June 30, 2015, respectively, to $1.43 per Mcf and $1.61 per Mcf for the three and six month ended June 30, 2016, respectively.

Gross Proceeds from Subject Interests. Gross proceeds decreased $7.8 million or 44% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and decreased $19.3 million or 45% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Such decreases for these periods were primarily attributable to lower natural gas and oil prices along with decreased natural gas volumes.

Capital Expenditures. Capital expenditures decreased $4.7 million or 94% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and decreased $8.9 million or 91% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Such decreases for these periods were attributable to maintenance and improvement of production facilities.

Severance Taxes. Aggregate severance taxes decreased $0.7 million or 39% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and decreased $1.8 million or 42% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Such decreases were primarily attributable to lower gross proceeds during these periods.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $1.4 million or 18% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and decreased $1.9 million or 12% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Such decreases were primarily attributable to Burlington’s efforts to reduce contracted maintenance and repair costs as a result of declining commodity prices. Property taxes increased $35,551 in the second quarter of 2016 compared to the second quarter of 2015 and $246,838 in the first half of 2016 compared to the first half of 2015 because actual taxes for 2015 were more than accrued, which resulted in an increase in the current accruals based on a new estimate of ad valorem taxes for 2016.

Monthly lease operating expenses of the Subject Interests, exclusive of property taxes, in second quarter 2016 averaged approximately $2.2 million, as compared to $2.6 million in the second quarter of 2015. Monthly lease operating expenses of the Subject Interests, exclusive of property taxes, in the first half of 2016 averaged approximately $2.2 million, as compared to $2.6 million in the first half of 2015. Lease operating expenses averaged lower for these periods primarily because of reduced maintenance and repair labor.

Distributable Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Royalty Income	$1,541,698	$2,264,542	$4,575,210	$9,609,143
Interest Income	596	497	1,254	80,444 (1)

Total Income	1,542,294	2,265,039	4,576,464	9,689,587
Expenditures – General and Administrative	(886,134)	(498,750)	(1,908,570)	(1,160,488)
Increase in Cash Reserves	(225,000)	(350,071)	(450,000)	(350,071)

Distributable Income	431,160	1,416,218	2,217,894	8,179,028

Distributable Income per Unit (46,608,796 Units)	$0.009251	$0.030385	$0.047586	$0.175483

(1)	Includes $78,884 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

Distributable Income decreased by approximately $1.0 million or 71% to $0.4 million ($0.009251 per Unit) for the three months ended June 30, 2016 from $1.4 million ($0.030385 per Unit) for the three months ended June 30, 2015. Distributable income decreased $6 million or 73% to $2.2 million ($0.047586 per Unit) for the six months ended June 30, 2016 from $8.2 million ($0.175483 per Unit) for the six months ended June 30, 2015. Such decreases in Distributable Income were primarily attributable to a decrease in Royalty Income over these periods and increased General and Administrative Expenses directly related to audit and legal costs incurred in the Burlington litigation.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2016 were as follows:

April	$0.003906
May	0.002649
June	0.002696

Quarter Total	$0.009251

Interest Income. Interest income was higher for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to interest earned on the increased cash reserve. Interest income for the six months ended June 30, 2016 were lower as compared to the six months ended June 30, 2015 primarily due to the receipt of $78,884 in interest on the late payment of gross proceeds in 2015.

General & Administrative Expenses. General and administrative expenses increased $0.4 million or 80% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and increased $0.7 million or 58% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Such increases were primarily attributable to increased audit costs and legal costs incurred related to the Burlington litigation.

Cash Reserves. Total cash reserves for current Trust expenses were approximately $1.0 million as of June 30, 2016 compared to $0.8 million as of March 31, 2016. Cash reserves were increased by $225,000 during the second quarter of 2016 in order to cover expenses in case of a future revenue shortfall resulting from lower commodity prices.

Total cash reserves were approximately $0.5 million as of December 31, 2015 and were increased by $450,000 during the first six months of 2016 in order to cover expenses in case of a future revenue shortfall resulting from lower commodity prices.

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

2016 Capital Expenditures

ConocoPhillips’ announced 2016 capital plan for the Subject Interests anticipates capital expenditures of $4.8 million, of which $3.4 million is allocated to 20 facilities projects and $1.4 million is allocated to 20 facilities projects attributable to the budgets for prior years. ConocoPhillips reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2016 are subject to change.

Primarily due to depressed pricing for natural gas, ConocoPhillips has not allocated any capital expenditures for 2016 to its drilling program in the San Juan Basin. However, ConocoPhillips reported that it continually monitors natural gas prices and plans to restart the program at some point in the future, dependent upon such natural gas prices. Existing wells will continue to be operated.

ConocoPhillips has reported to the Trustee that there was no well activity during the first and second quarters of 2016. During the first quarter of 2015, eight gross (4.8 net) conventional wells were completed on the properties underlying the Subject Interests. During the second quarter of 2015, one gross (1.0 net) conventional well was completed on the properties underlying the Subject Interests.

Oil and Natural Gas Production

Royalty Income for the quarter ended June 30, 2016 is associated with actual oil and natural gas production during February 2016 through April 2016 from the Subject Interests. Royalty income for the six months ended June 30, 2015 is associated with actual gas and oil production during November 2015 through April 2016 from the Subject Interests.

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended June 30, 2016 and 2015, were as follows:

	For the Three Months Ended June 30,
	2016		2015
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,914,622	18,654	7,238,541	16,533
Royalty	1,327,550	3,658	1,052,961	2,811
Average Price (per Mcf/Bbl)	$1.43	$23.33	$2.38	$37.20

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the six months ended June 30, 2016 and 2015, were as follows:

	For the Six Months Ended June 30,
	2016		2015
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	14,001,972	35,225	14,438,245	28,890
Royalty	3,131,525	8,031	3,363,329	6,742
Average Price (per Mcf/Bbl)	$1.61	$25.31	$2.86	$41.62

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual natural gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Sales volumes attributable to the Royalty are determined by dividing the net profits by the Trust from the sale of oil and natural gas, respectively, by the prices received for sales of such volumes from the Subject Interests, taking into consideration production taxes attributable to the Subject Interests. Because the oil and natural gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Subject Interests may not provide a meaningful comparison to sales attributable to the Royalty.

The fluctuations in natural gas production that have occurred during the three-month and six-month periods ended June 30, 2016 and 2015, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

For a discussion of changes during the second quarter of 2016 to the contracts pursuant to which ConocoPhillips sells production from the Subject Interests and for the gathering and processing of production, see Part I, Item 1. Unaudited Consolidated Financial Statements, Note 5 Certain Contracts.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 1 Basis of Presentation and Part II, Item 8. Financial Statements and Supplemental Data contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Information Regarding Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of Compass Bank, the Trustee and by ConocoPhillips, the owner of the working interest, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and ConocoPhillips; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and ConocoPhillips in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on ConocoPhillips’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, expect as required by applicable law.

ConocoPhillips Information

As a holder of a net overriding royalty interest, the Trust relies on ConocoPhillips for information regarding ConocoPhillips and its affiliates, including Burlington; the Subject Interests, including the operations, acreage, well and completion count, working interests, production volumes, sales revenues, capital expenditures, operating expenses, reserves, drilling plans, drilling results and leasehold terms related to the Subject Interests, and factors and circumstances that have or may affect the foregoing. See Part I, Item 4. Controls and Procedures.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risk during 2016. For information on our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures.

The Trust maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Due to the pass-through nature of the Trust, ConocoPhillips provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the SEC. Consequently, the Trust’s ability to timely disclose relevant information in its periodic reports is dependent upon ConocoPhillips’s delivery of such information. Accordingly, the Trust maintains disclosure controls and procedures designed to ensure that ConocoPhillips accurately and timely accumulates and delivers such relevant information to the Trustee and those who participate in the preparation of the Trust’s periodic reports to allow for the preparation of such periodic reports and any decisions regarding disclosure.

The Indenture does not require ConocoPhillips to update or provide information to the Trust. However, the Conveyance transferring the Royalty to the Trust obligates Burlington to provide the Trust with certain information, including information concerning calculations of net proceeds owed to the Trust. Pursuant to the settlement of litigation in 1996 between the Trust and Burlington, Burlington agreed to newer, more formal financial reporting and audit procedures as compared to those provided in the Conveyance.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2016 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on ConocoPhillips to deliver timely and accurate information to the Trust.

Additionally, during the quarter ended June 30, 2016 there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Part I, Item 1. Unaudited Financial Statements, Note 4 Settlements and Litigation, which is incorporated by reference into this Part II. Item 1, as well as the discussion in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Joshua R. Peterson
Vice President and Senior Trust Officer

Date: August 9, 2016

(The Trust has no directors or executive officers.)

EXHIBIT INDEX

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 , filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2016, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2016, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.