Form 10-Q
period 2016-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2016-11-09
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-8032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of Units of beneficial interest outstanding at November 9, 2016:  46,608,796

PART I. FINANCIAL INFORMATION

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and short-term investments	$2,873,104	$1,819,252
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $125,131,738 and $124,551,141 at September 30, 2016 and December 31, 2015, respectively)	8,143,790	8,724,387

	$11,016,894	$10,543,639

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$1,873,104	$1,282,939
Cash reserves	1,000,000	536,313
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	8,143,790	8,724,387

	$11,016,894	$10,543,639

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Royalty income	$4,380,871	$5,414,897	$8,956,081	$15,024,041
Interest income	162,569 (1)	614	163,823 (1)	81,057 (2)

Total revenue	4,543,440	5,415,511	9,119,904	15,105,098
General and administrative expenditures	(499,461)	(401,966)	(2,408,031)	(1,562,453)
Increase in cash reserves	(13,687)	—	(463,687)	(350,071)

Distributable income	$4,030,292	$5,013,545	$6,248,186	$13,192,574

Distributable income per Unit (46,608,796 Units)	$0.086471	$0.107567	$0.134057	$0.283050

(1) Includes $161,794 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

(2) Includes $78,884 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

These Condensed Financial Statements should be read in conjunction with the accompanying Notes to Financial

Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Trust corpus, beginning of period	$8,420,606	$9,081,135	$8,724,387	$9,362,757
Amortization of net overriding royalty interest	(276,816)	(189,109)	(580,597)	(470,731)
Distributable income	4,030,292	5,013,545	6,248,186	13,192,574
Distributions declared	(4,030,292)	(5,013,545)	(6,248,186)	(13,192,574)

Trust corpus, end of period	$8,143,790	$8,892,026	$8,143,790	$8,892,026

These Condensed Financial Statements should be read in conjunction with the accompanying Notes to Financial

Statements included herein.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of Compass Bank, the trustee of the Trust (the “Trustee”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2016 and December 31, 2015 and the distributable income and changes in trust corpus for the three-month periods and the nine-month periods ended September 30, 2016 and 2015. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

The Trustee routinely reviews its royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of September 30, 2016.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of September 30, 2016, the Trust’s tax years 2013 and thereafter remain subject to examination.

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

The parties participated in a full-day mediation on September 28, 2016. Although the case did not settle, the parties did make significant progress. The parties intend to continue settlement discussions and have agreed to a temporary discovery “stand still” to avoid continued litigation costs while those discussions take place. As a result, the parties are planning to present a joint motion to the trial court seeking entry of a new pre-trial scheduling order and a continuance of the non-jury trial setting until October 2017. For more information about the 2014 Litigation, see Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2015.

5. Subsequent Events

On October 13, 2016, Burlington informed the Trust of an overpayment of $17,418. This adjustment represents the amount of an overpayment by Burlington with respect to the September 2016 period. The amount overpaid was deducted from Royalty Income due to the Trust in October 2016. As the result of an audit exception raised by the Trustee, the October distribution also included a $759,164 net credit adjustment from Burlington for lease operating expenses and capital costs associated with a unit expansion.

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

Southwest Bank Proxy Campaign

In August 2016, Southwest Bank and Robert Lansford, a senior business development officer at Southwest Bank (together, “Southwest Bank”), began a campaign to call a special meeting and solicit proxies to remove Compass Bank as trustee of the Trust and to elect Southwest Bank as the successor trustee (the “Southwest Bank Campaign”). The Trustee believes that a change in trustee is unnecessary and has opposed the Southwest Bank Campaign.

Responding to the Southwest Bank Campaign has been, and likely will continue to be, a costly and time-consuming process for the Trust and may result in disruptions in the operations of the Trust, distraction of trust officers and employees, significantly increased Trust expenses (including expenses incurred by Compass Bank in fulfilling its fiduciary duties as trustee of the Trust) and reductions in distributable income. In addition, a change in trustee could result in significant transition expenses and disruptions to Trust operations. Specifically, the Trust’s general and administrative expenses have increased during the third quarter of 2016 due to proxy solicitation expenses and legal and other advisor expenses. The Trust will likely incur higher general and administrative expenses for the fourth quarter of 2016 as a result of the Southwest Bank Campaign. In order to conserve Trust funds and to avoid having the Trust bear the costs of Compass Bank’s opposition to its removal as trustee, Compass Bank has elected to bear for its own account certain of the fees and expenses of a proxy solicitor. A special meeting of the Unit Holders to vote on Southwest Bank’s proposals has been called for November 21, 2016.

Three and Nine Months Ended September 30, 2016 and 2015

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and nine months ended September 30, 2016 and 2015 was determined as shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016		2015
Gross proceeds from the Subject Interests:
Natural Gas	$12,864,569	$16,946,191		$35,473,374		$58,295,133
Oil	731,851	1,183,252		1,623,450		2,385,664
Other	—	2,429	(1)	(310,241	)(2)	(601	)(3)

Total	13,596,420	18,131,872		36,786,583		60,680,196

Production Costs:
Severance tax – gas	1,326,726	1,718,404		3,704,847		5,907,590
Severance tax – oil	76,635	106,872		165,312		225,537
Lease operating expense and property tax	6,235,693	7,489,995		20,006,039		23,162,431
Capital expenditures	116,205	1,596,738		968,944		11,352,584

Total	7,755,259	10,912,009		24,845,142		40,648,142

Net profits	5,841,161	7,219,863		11,941,441		20,032,054
Net overriding royalty interest	75%	75%		75%		75%

Royalty Income	$4,380,871	$5,414,897		$8,956,081		$15,024,041

(1)	Additional revenue received in August as a result of the settlement of a gas imbalance.
(2)	Burlington’s revenue adjustment in May of $310,241 for gas revenue reporting for production periods December 2014 – January 2016, offset by $810 additional revenue received in January from the August 2015 settlement of a gas imbalance.
(3)	Consists of a $3,030 credit to Burlington for duplicative payment in March 2016 of interest on granted and paid audit exceptions offset by $2,429 additional revenue as a result of the settlement of a gas imbalance.

The Royalty Income distributed to the Trust for the three and nine months ended September 30, 2016 was lower than that distributed during the same periods of 2015 primarily due to lower natural gas prices offset by higher capital expenditures in 2015. The average natural gas price decreased from $2.26 per Mcf and $2.66 per Mcf for the three and nine months ended September 30, 2015, respectively, to $1.89 per Mcf and $1.70 per Mcf for the three and nine month ended September 30, 2016, respectively.

Gross Proceeds from Subject Interests. Gross proceeds decreased approximately $4.5 million or 25% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and decreased $23.9 million or 39% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Such decreases for these periods were primarily attributable to lower natural gas and oil prices along with decreased natural gas volumes.

Capital Expenditures. Capital expenditures decreased approximately $1.5 million or 93% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and decreased $10.4 million or 91% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Such decreases for these periods are attributable to the challenging price environment for natural gas and natural gas liquids along with ConocoPhillips’s decision to suspend its drilling program in the San Juan Basin in 2016.

Severance Taxes. Aggregate severance taxes decreased $0.4 million or 23% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and decreased $2.3 million or 37% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Such decreases were primarily attributable to lower gross proceeds during these periods.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $1.3 million or 17% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and decreased $3.2 million or 14% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Such decreases were primarily attributable to Burlington’s efforts to reduce contracted maintenance and repair costs as a result of declining commodity prices. Property taxes increased $35,550 in the third quarter of 2016 compared to the third quarter of 2015, and increased $282,388 in the first nine months of 2016 compared to the first nine months of 2015 because actual taxes for 2015 were more than accrued, which resulted in an increase in the current accruals based on a new estimate of ad valorem taxes for 2016.

Monthly lease operating expenses of the Subject Interests, exclusive of property taxes, in third quarter 2016 averaged approximately $2.0 million, as compared to $2.5 million in the third quarter of 2015. Monthly lease operating expenses of the Subject Interests, exclusive of property taxes, in the first nine months of 2016 averaged approximately $2.2 million, as compared to $2.5 million in the first nine months of 2015. Lease operating expenses averaged lower for these periods primarily because of reduced maintenance and repair labor.

Distributable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Royalty income	$4,380,871	$5,414,897	$8,956,081	$15,024,041
Interest income	162,569 (1)	614	163,823 (1)	81,057 (2)

Total revenue	4,543,440	5,415,511	9,119,904	15,105,098
General and administrative expenditures	(499,461)	(401,966)	(2,408,031)	(1,562,453)
Increase in cash reserves	(13,687)	—	(463,687)	(350,071)

Distributable income	$4,030,292	$5,013,545	$6,248,186	$13,192,574

Distributable income per Unit (46,608,796 Units)	$0.086471	$0.107567	$0.134057	$0.283050

(1)	Includes $161,794 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.
(2)	Includes $ 78,884 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

Distributable Income decreased by approximately $1.0 million or 20% to $4.0 million ($0.086471 per Unit) for the three months ended September 30, 2016 from $5.0 million ($0.107567 per Unit) for the three months ended September 30, 2015. Distributable income decreased $6.9 million or 53% to $6.2 million ($0.134057 per Unit) for the nine months ended September 30, 2016 from $13.2 million ($0.283050 per Unit) for the nine months ended September 30, 2015. Such decreases in Distributable Income were primarily attributable to a decrease in Royalty Income over these periods and increased General and Administrative Expenses directly related to audit and legal costs incurred in the Burlington litigation and responding to the Southwest Bank Campaign.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2016 were as follows:

July	$0.027831
August	0.018452
September	0.040188

Quarter Total	$0.086471

Interest Income. Interest income was higher for the three and nine months ended September 30, 2016 as compared to the three and nine month periods ended September 30, 2015 primarily due to the receipt of $161,794 in interest on the late payment of gross proceeds in July 2016.

General & Administrative Expenses. General and administrative expenses increased approximately $0.1 million or 25% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and increased $0.8 million or 54% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Such increases include higher audit costs and legal costs incurred related to the Burlington litigation and approximately $88,000 incurred in responding to the Southwest Bank Campaign.

Cash Reserves. Total cash reserves for current Trust expenses were approximately $1.0 million as of September 30, 2016. Cash reserves were increased by $13,687 during the third quarter of 2016 in order to cover expenses in case of a future revenue shortfall resulting from lower commodity prices. The Trustee does not anticipate any further increases to the cash reserves in 2016.

Total cash reserves were approximately $0.54 million as of December 31, 2015 and were increased by $0.46 million during the first nine months of 2016 in order to cover expenses in case of a future revenue shortfall resulting from lower commodity prices.

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

2016 Capital Expenditures

ConocoPhillips’ announced 2016 capital plan for the Subject Interests anticipates capital expenditures of $4.8 million, of which $3.4 million is allocated to 20 facilities projects and $1.4 million is allocated to 20 facilities projects attributable to the budgets for prior years. ConocoPhillips reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2016 are subject to change. ConocoPhillips has reported to the Trustee that capital expenditures in 2016 have been lower than expected due to low commodity prices making many of the planned facility projects uneconomic.

Primarily due to depressed pricing for natural gas, ConocoPhillips has not allocated any capital expenditures for 2016 to its drilling program in the San Juan Basin. However, ConocoPhillips reported that it continually monitors natural gas prices and plans to restart the program at some point in the future, dependent upon such natural gas prices. Existing wells will continue to be operated.

ConocoPhillips has reported to the Trustee that there was no well activity during the first nine months of 2016. During the first quarter of 2015, eight gross (4.8 net) conventional wells were completed on the properties underlying the Subject Interests. During the second quarter of 2015, one gross (1.0 net) conventional well was completed on the properties underlying the Subject Interests. There was no well activity during the third quarter of 2015.

Oil and Natural Gas Production

Royalty Income for the quarter ended September 30, 2016 is associated with actual oil and natural gas production during May 2016 through July 2016 from the Subject Interests. Royalty income for the nine months ended September 30, 2016 is associated with actual gas and oil production during November 2015 through July 2016 from the Subject Interests.

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended September 30, 2016 and 2015, were as follows:

	For the Three Months Ended September 30,
	2016		2015
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,815,105	21,563	7,490,209	21,652
Royalty	2,397,847	7,422	2,438,862	8,114
Average Price (per Mcf/Bbl)	$1.89	$33.94	$2.26	$54.65

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the nine months ended September 30, 2016 and 2015, were as follows:

	For the Nine Months Ended September 30,
	2016		2015
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	20,817,077	56,788	21,928,454	50,542
Royalty	5,529,372	15,453	5,802,191	14,856
Average Price (per Mcf/Bbl)	$1.70	$28.59	$2.66	$47.20

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

The fluctuations in natural gas production that have occurred during the three-month and nine-month periods ended September 30, 2016 and 2015, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which ConocoPhillips sells production from the Subject Interests and for the gathering and processing of production during the third quarter of 2016.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2016 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on ConocoPhillips to deliver timely and accurate information to the Trust.

Additionally, during the quarter ended September 30, 2016 there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Part I, Item 1. Unaudited Financial Statements, Note 4 Settlements and Litigation, which is incorporated by reference into this Part II. Item 1, as well as the discussion in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, except for the following:

Southwest Bank’s campaign to elect itself as trustee of the Trust may adversely affect the results of the Trust’s operations.

The Trust has incurred and expects to incur significant expenses in responding to Southwest Bank’s campaign to call a special meeting and solicit proxies to remove Compass Bank as trustee of the Trust and to elect Southwest Bank as trustee (the “Southwest Bank Campaign”). The Trustee believes that a change in trustee is unnecessary and has opposed the Southwest Bank Campaign. Responding to the Southwest Bank Campaign has been, and likely will continue to be, a costly and time-consuming process for the Trust and may result in disruptions in the operations of the Trust, distraction of trust officers and employees, significantly increased Trust expenses (including expenses incurred by Compass Bank in fulfilling its fiduciary duties as trustee of the Trust) and reductions in distributable income. In addition, if the Southwest Bank Campaign is successful, a change in trustees of the Trust could result in significant transition expenses and disruptions to the operations of the Trust. We cannot predict, and no assurances may be given, as to the outcome of the special meeting or the total costs to the Trust of the Southwest Bank Campaign, and such uncertainties may negatively affect the market price and trading volatility of the Units.

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
Joshua R. Peterson
Vice President and Senior Trust Officer

Date: November 9, 2016

(The Trust has no directors or executive officers.)

EXHIBIT INDEX

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 , filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 9, 2016, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 9, 2016, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.