Form 10-K
period 2016-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2017-03-16
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2016: $338,805,962.

At March 16, 2017 there were 46,608,796 Units of Beneficial Interest of the registrant outstanding.

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

Burlington Information

As a holder of a net overriding royalty interest, the Trust relies on Burlington for information regarding Burlington itself; ConocoPhillips and its other affiliates; the Subject Interests (as defined below), including the operations, acreage, well count, production volumes, sales revenues, capital expenditures, operating expenses, reserves, drilling plans, drilling results and leasehold terms related to the Subject Interests; and factors and circumstances that have or may affect the foregoing. See Part II, Item 9A Controls and Procedures.

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

Royalty: The principal asset of the Trust; the 75% net overriding royalty interest conveyed to the Trust on November 3, 1980, by Southland Royalty Company, the predecessor to Burlington, which was carved out of the Subject Interests.

Royalty Income: The net proceeds attributable to the Royalty.

Subject Interests: The working, royalty and other oil and natural gas interests owned by Southland Royalty Company, the predecessor to Burlington, in properties located in the San Juan Basin of northwestern New Mexico, out of which the Royalty was carved.

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

The Royalty functions generally as a net profits interest. Under the terms of the Conveyance, the Trust receives 75% of net proceeds from the Subject Interests. The term “net proceeds,” as used in the Conveyance, means the excess of gross proceeds received by Burlington during a particular period over production costs for such period. “Gross proceeds” means the amount received by Burlington (or any subsequent owner of the Subject Interests) from the sale of the production attributable to the Subject Interests, subject to certain adjustments. “Production costs” generally means costs incurred on an accrual basis by Burlington in operating the Subject Interests, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not otherwise liable for any production costs or other costs or liabilities attributable to the Subject Interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance.

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

As of December 31, 2016, 99% of the Trust’s estimated proved reserves consisted of natural gas reserves, and 96% of the gross proceeds from the Subject Interests in 2016 were attributable to the production and sale by Burlington of natural gas. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Trust income available for distribution to the Unit Holders by the Trust and, by extension, the price of the Units. Normally there is greater demand for natural gas used for heating or air conditioning purposes in the summer and winter months than during the rest of the year.

The Trustee

The primary function of the Trustee is to collect the net proceeds attributable to the Royalty (“Royalty Income”), to pay all expenses and charges of the Trust and to distribute the remaining available income to the

Unit Holders. The Trust received approximately $16.8 million, $19.4 million and $61.5 million in Royalty Income from Burlington in each of the fiscal years ended December 31, 2016, 2015 and 2014, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $13.9 million, $17.0 million, and $59.9 million to Unit Holders in each of the fiscal years ended December 31, 2016, 2015 and 2014, respectively. The Trust’s corpus was approximately $7.8 million, $8.7 million, and $9.4 million as of December 31, 2016, 2015 and 2014, respectively.

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

The Trustee may, in its sole discretion, establish a cash reserve for payment of Trust liabilities that are contingent or uncertain or otherwise not currently due and payable. As of December 31, 2016 and 2015, the Trustee had established cash reserves of $1.0 million and $0.5 million, respectively, for litigation expenses, which may increase as the parties prepare for trial. Cash reserves were increased by $0.5 million in 2016. The Trustee does not anticipate any further increases to the cash reserves in 2017.

Cash being held by the Trustee as cash reserves or pending distribution may be placed, in the Trustee’s discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, certificates of deposit of banks having capital, surplus and undivided profits in excess of $50 million or money market funds that have been rated at least AAm by Standard & Poor’s and at least Aa by Moody’s, subject, in each case, to certain other qualifying conditions. Currently, such funds are placed in interest-bearing negotiable order of withdrawal accounts whose funds are either insured by the Federal Deposit Insurance Corporation or secured by other assets of Compass Bank.

The other powers and duties of the Trustee are set forth in the Indenture and include the prosecution and defense of claims by and against the Trust, the engagement of consultants and professionals and the payment of Trust liabilities. If the Trustee determines that the Trust does not have sufficient funds to pay its liabilities, the Trustee may borrow funds on behalf of the Trust, in which case no distributions will be made to Unit Holders until such borrowings are repaid in full. The Trustee may not sell or dispose of any part of the assets of the trust without the affirmative vote the Unit Holders of 75% of all of the Units outstanding; however, the Trustee may sell up to 1% of the value of the Royalty (as determined pursuant to the Indenture) during any 12-month period without the consent of the Unit Holders if it determines such a sale is in the best interest of the Unit Holders. The Trust does not operate the Subject Interests and is not empowered to carry on any business activity. The Trust has no employees, officers or directors. All administrative functions of the Trust are performed by the Trustee.

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

Burlington

Burlington and other affiliates of ConocoPhillips are the principal operators of the majority of the Subject Interests. As an operator, Burlington has the obligation under the Conveyance to conduct its operations in accordance with reasonable and prudent business judgment and good oil and natural gas field practices. Burlington has the right to abandon any well when, in its opinion, such well ceases to produce or is not capable of producing oil and natural gas in paying quantities. Burlington reserves the right to not participate in operations on the Subject Interests when it has a right to do so under the applicable operating or similar agreement. Burlington also is responsible, subject to the terms of an agreement with the Trust, for marketing the production from such properties, either under existing sales contracts or under future arrangements, at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. Additionally, Burlington is obligated under the Conveyance to maintain books and records sufficient to determine the amounts payable to the Trustee.

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

Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Oil and natural gas prices declined significantly during 2015 and 2016, and have remained low. During 2016, the price of natural gas and oil for production from the Subject Interests declined significantly from an average price for natural gas of $2.60 per Mcf in 2015 to $1.89 per Mcf in 2016, and the price for oil declined from an average price of $47.00 per Bbl in 2015 to $30.01 per Bbl in 2016. As a result of the price decline, certain wells have become less economical and, as a result, Burlington has reduced production from the Subject Interests. Natural gas production from the Subject Interests decreased from 29,128,439 Mcf in 2015 to 28,003,159 Mcf in 2016. See Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Lower oil and natural gas prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Subject Interests. As a result, Burlington or any third-party operator of any of the Subject Interests could determine during periods of low oil and natural gas prices to shut in or curtail production from wells on the Subject Interests. In addition, the operator of the Subject Interests could determine during periods of low oil and natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Burlington or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil and natural gas in commercially economic quantities. This could result in termination of the portion of the royalty interests relating to the abandoned well or property, and Burlington would have no obligation to drill a replacement well.

Burlington has informed us that it has not and does not intend to enter into derivative contracts or other hedging contracts with respect to the sale of production from the Subject Interests. Absent such arrangements, the revenue received from such production will be subject to market prices.

Increased costs of production and development will result in decreased Trust distributions.

Production and development costs attributable to the Subject Interests are deducted in the calculation of net proceeds. Accordingly, higher production and development costs, without concurrent increases in revenues, decrease the share of net proceeds paid to the Trust as Royalty Income.

If development and production costs of the Subject Interests exceed the proceeds of production from the Subject Interests, such excess costs are carried forward and the Trust will not receive a share of net proceeds for the Subject Interests until future net proceeds from production from such properties exceed the total of the excess costs. Development activities may not generate sufficient additional revenue to repay the costs; however, the Trust is not obligated to repay the excess costs except through future production.

Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future revenues to be too high.

The value of the Units of the Trust depends upon, among other things, the amount of reserves attributable to the Royalty and the estimated future value of the reserves. Estimating reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the Subject Interests will vary from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating reserves. Those factors and assumptions may include:

•	historical production from the area compared with production rates from similar producing areas;

•	the assumed effect of governmental regulation; and

•	assumptions about future commodity price adjustments, production and development costs, severance and excise taxes, and capital expenditures.

Changes in these assumptions may materially change reserve estimates. Our estimate of proved natural gas reserves increased from 75,573 MMcf to 78,739 MMcf, as of December 31, 2015 and 2016, respectively, an increase of 3,166 MMcf, or approximately 4.2%. However, the discounted future net cash flows related to future Royalty Income from our proved reserves declined from $103.1 million to $93.5 million, as of December 31, 2015 and 2016, respectively, a decrease of approximately $9.6 million, or 9.3%. If low natural gas and oil prices persist or decrease further, the value of our estimated proved reserves and future Royalty Income may decrease substantially. For more information regarding our proved reserves, see Item 2. Properties – Oil and Natural Gas Reserves and Item 8. Financial Statements and Supplementary Data, Note 9.

The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data.

The future financial condition of operators of the Subject Interests could impede the operation of wells.

The value of the Royalty and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operator of the wells. Neither Burlington nor any of the other operators of the Subject Interests has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants.

The ability to operate the Subject Interests depends on all operators’ future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators.

In the event of the bankruptcy of any operator of the Subject Interests, the working interest owners in the affected properties, creditors or the debtor-in-possession would have to seek a new party to perform the operations of the affected wells. Burlington or the other working interest owners may not be able to find a replacement operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms or within a reasonable period of time. As a result, such a bankruptcy may result in reduced production of reserves and decreased distributions to Unit Holders.

Production of oil and natural gas on the Subject Interests could be materially and adversely affected by severe or unseasonable weather.

Production of oil and natural gas on the Subject Interests could be materially and adversely affected by severe or unseasonable weather. Repercussions of severe weather conditions may include:

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

The Subject Interests are operated for oil and natural gas production and are focused exclusively in the San Juan Basin. This concentration could disproportionately expose the Trust’s interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust’s interests, adverse developments in the oil and natural gas markets or the area of the Subject Interests, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance, could have a significantly greater impact on the Trust’s financial condition, results of operations and cash flows than if the Royalty were more diversified.

The operators of the Subject Interests are subject to extensive governmental regulation that could affect the cost, manner and feasibility of conducting operations on the Subject Interests, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

Oil and natural gas operations on the Subject Interests are subject to laws and regulations adopted or promulgated by federal, state and local authorities. From time to time, those requirements may require Burlington and other operators of the Subject Interests to incur substantial costs or restrict production. Changes in price controls, taxes and environmental laws relating to the crude oil and natural gas industry have the ability to significantly affect crude oil and natural gas production, operations and economics. We cannot always predict with certainty whether agencies or courts will change their interpretation of existing requirements, whether government authorities will adopt new requirements or the effect such changes may have on our business or financial condition.

Environmental laws, in particular, may change frequently and at times may force Burlington and other operators of the Subject Interests to incur additional costs as those changes are implemented, or in instances of possible non-compliance, to incur penalties. Additionally, the discharge of natural gas, crude oil, or other pollutants into the air, soil or water may give rise to substantial liabilities to government agencies and third parties, and may require Burlington and other operators of the Subject Interests to incur substantial costs of remediation.

Some of the complex environmental requirements to which operation of the Subject Interests may be subject include the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, the Clean Water Act, the Endangered Species Act, the Safe Drinking Water Act, the Occupational Safety and Health Act and analogous state statutes along with regulations developed under these laws. See Item 2. Properties—Regulation.

The future course of U.S. environmental regulation is especially difficult to predict at the current time because of uncertainties about the policies of the Trump Administration. For example, the federal government may or may not continue developing regulations to reduce greenhouse gas emissions from the oil and gas industry. Even if federal environmental efforts slow, states may continue pursuing new regulations.

Any new requirements under environmental or other statutes could increase the cost to operate the Subject Interests, change the nature of such operations, delay operations or reduce the liquidity of, or otherwise negatively impact, the financial condition of Burlington and the other operators of the Subject Interests. Such costs, delays and changes in operations could have a material adverse effect on the operation of the Subject Interests, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

Operating risks for Burlington and other operators of the Subject Interests can adversely affect Trust distributions.

Royalty Income payable to the Trust is derived from the sale of natural gas and oil production following the gathering and processing of those minerals, which operations are subject to risk inherent in such activities. Such risks include the following, which may result in production operations being curtailed, delayed or canceled:

•	reductions in oil and natural gas prices;

•	unusual or unexpected geological formations and miscalculations;

•	equipment malfunctions, failures or accidents;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	lack of available locations for disposal of brine and other wastes;

•	unexpected operational events;

•	pipe or cement failures and casing collapses;

•	pressures, fires, blowouts and explosions;

•	uncontrollable flows of oil, natural gas, brine, water or drilling fluids;

•	natural disasters;

•	environmental hazards, such as oil and natural gas leaks, pipeline ruptures and discharges of toxic gases or well fluids;

•	adverse weather conditions, such as extreme cold, fires caused by extreme heat or lack of rain and severe storms or tornadoes; and

•	market limitations for oil and natural gas.

If anticipated production is lower due to any of the factors above or for any other reason, or if Burlington incurs additional operational or production costs as a result of these or other factors, the amount of Trust distributions may be significantly reduced.

None of the Trustee, the Trust nor the Unit Holders control the operation or development of the Subject Interests.

Neither the Trustee nor the Unit Holders can influence or control the operation or future development of the Subject Interests. The Subject Interests are owned by Burlington, which operates a majority of such properties and handles the calculation of the net proceeds attributable to the Royalty and the payment of Royalty Income to the Trust. The Subject Interests that are not operated by Burlington are operated by other operators, some of which may be affiliated with Burlington. The development of the Subject Interests is conducted pursuant to operating and similar agreements to which the Trust is not a party and under which the Trust has no control or other rights to determine the location, timing and other key aspects of development and maintenance that may materially impact results of operations.

The Royalty can be sold and the Trust can be terminated in certain circumstances.

The Trustee may sell or dispose of any part of the assets of the trust with the affirmative vote the Unit Holders of 75% of all of the Units outstanding, except that the Trustee may sell up to 1% of the value of the Royalty (as determined pursuant to the Indenture) during any 12-month period without the consent of the Unit Holders. The Trust does not operate the Subject Interests and is not empowered to carry on any business activity. The Trust will be terminated and the Trustee must sell the Royalty if holders of at least 75% of the Units approve the sale or vote to terminate the Trust, or if the Trust’s gross revenue for each of two successive years is less than $1million per year. Any net proceeds of a sale following termination of the Trust will be distributed to the Unit Holders after satisfying or establishing reserves to satisfy the liabilities of the Trust, and Unit Holders will receive no further distributions from the Trust. We cannot assure you that any sale of Trust assets will be on terms acceptable to all Unit Holders.

Mineral properties, such as the Subject Interests, are depleting assets, and if Burlington or other operators of the Subject Interests do not perform additional development projects, the assets may deplete faster than expected.

The Royalty Income payable to the Trust is derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Subject Interests will affect the quantity of proved reserves. The timing and size of these projects will depend primarily on the market prices of natural gas. If Burlington does not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. Burlington has no contractual obligation to the Trust to make capital expenditures on the Subject Interests in the future. Furthermore, for properties on which Burlington is not designated as the operator, Burlington has no control over the timing or amount of capital expenditures. Burlington has a right to not participate in the capital expenditures on properties for which it is not the operator, in which case Burlington and the Trust will not receive the proceeds from the sale of the production resulting from such capital expenditures. The Trust is not permitted to acquire other oil and natural gas properties or royalty interests to replace the depleting assets and production attributable to the Trust.

Payment resulting from the Trust’s audit exceptions to Burlington’s calculation of Royalty Income may be significantly delayed, if payment is made at all.

Generally, each year the Trust completes an audit of Royalty Income for the previous fiscal year and provides notice to Burlington of audit exceptions during the second half of each year. Additional time is often required to resolve such audit exceptions, and in some cases, the audit exceptions have resulted in litigation lasting several years. Our audit of fiscal year 2016 Royalty Income may result in significant additional audit exceptions. Although we continue to seek resolution of these exceptions, we cannot provide any assurance as to whether they will be resolved in the Trust’s favor and when they will be resolved. Audit exceptions may be resolved by court orders, settlement agreements between the parties and other methods that may not be favorable to the Trust and could result in a decrease in Royalty Income.

The amount of funds available for distribution to Unit Holders will be reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust expenses.

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. The amount of distributions to Unit Holders in a period is reduced by the amount of any increase in cash reserves for that period. The Trustee increased the cash reserves of the Trust from

$0.5 million as of December 31, 2015 to $1.0 million as of December 31, 2016. The Trustee does not anticipate any further increases to the cash reserves in 2017.

Unit Holders have limited voting rights.

Voting rights as a Unit Holder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unit Holders or for an annual or other periodic re-election of the Trustee. Unlike corporations, which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate trustee in accordance with the Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, the recourse of the Unit Holders would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. Unit Holders probably would not be able to sue Burlington or any other operator of the Subject Interests. The Indenture provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Units, at a duly called meeting of Unit Holders. As a result, it may be difficult for public Unit Holders to remove or replace the Trustee without the cooperation of holders of a substantial percentage of the outstanding Units.

The limited liability of Unit Holders is uncertain.

The Unit Holders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust does not include the interposition of a limited liability entity such as a corporation or limited partnership which would provide further limited liability protection to Unit Holders. While the Trustee is liable for any excess liabilities incurred if the Trustee fails to ensure that such liabilities are to be satisfied only out of Trust assets, under the laws of Texas, which are unsettled on this point, a Unit Holder may be jointly and severally liable for any liability of the Trust if the satisfaction of such liability was not contractually limited to the assets of the Trust and the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, Unit Holders may be exposed to personal liability. The Trust, however, is not liable for production costs or other liabilities of the Subject Interests.

Conflicts of interest could arise between Burlington and the Trust.

Burlington could have interests that conflict with the interests of the Trust and the Unit Holders. For example, Burlington’s interests may conflict with those of the Trust and the Unit Holders in situations involving the development, maintenance, operation or abandonment of the Subject Interests. Additionally, Burlington may abandon a well that is no longer producing in paying quantities even though such well is still generating revenue for the Unit Holders. Burlington may make decisions with respect to expenditures and decisions to allocate resources to projects in other areas that adversely affect the Subject Interests, including reducing expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

Burlington may sell its interest in the San Juan Basin.

Burlington may, without the consent or approval of the Unit Holders, sell all or any part of its retained interest in the Subject Interests. Burlington, a wholly-owned subsidiary of ConocoPhillips, and other affiliates of ConocoPhillips are the principal operators of the majority of the Subject Interests. In a November 10, 2016 News Release, ConocoPhillips announced the initiation of a $5 to $8 billion divestiture program, which will focus primarily on North American natural gas assets. News outlets have reported that the divestiture program will include the proposed sale of ConocoPhillips’ assets in the San Juan Basin. Although Burlington must require any purchaser(s) of its retained interest in the Subject Interests to assume Burlington’s obligations with respect to those properties, such sale may not be in the best interests of the Trust and the Unit Holders. Any purchaser(s) may lack Burlington’s experience in the Subject Interests or its creditworthiness. Furthermore, a sale by

Burlington to one or more purchasers may increase the Trust’s general and administrative expenses in the form of increased accounting, audit, legal, and administrative costs. ConocoPhillips has informed us that any sales process will be confidential. We cannot predict, and no assurances may be given, as to whether any or all of the Subject Interests will be sold, the timing of any such sale, the type of purchaser(s) or their plans (if any) to operate the Subject Interests.

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

Recently introduced legislation includes proposals that would, among other things, eliminate or reduce certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to the repeal of the percentage depletion allowance for oil and natural gas properties. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, could reduce the cash available for distribution to the Unit Holders or adversely affect the value of the Units.

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

The Subject Interests

The Subject Interests consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. According to the information provided by Burlington, there were, as of December 31, 2016, 4,384 gross (833.7 net) wells on the properties underlying the Subject Interests, calculated on a well bore basis and not including multiple completions as separate wells, of which approximately 980 gross (281.9 net) wells were multiple completion wells, resulting in a total of 5,437 gross (1,147.1 net) completions.

Burlington has informed the Trust that all of the subject acreage is held by production, and even though it has not been fully developed in every formation, Burlington has classified all of such acreage as developed. Production from conventional natural gas wells is primarily from the Pictured Cliffs, Mesaverde and Dakota formations, ranging in depth from 1,500 to 8,000 feet. Additional production is attributable to coal seam reserves in the Fruitland Coal formation. While Burlington will continue to assess its program of horizontal drilling on the Subject Interests, it did not drill additional horizontal wells in 2016 and expects no new horizontal drilling activity in the San Juan Basin in 2017.

Coal seam natural gas constituted approximately 34% of our total natural gas production during 2016 and approximately 26% of our proved natural gas reserves as of December 31, 2016. The process of removing coal seam natural gas is often referred to as degasification or desorption. Millions of years ago, natural gas was generated in the process of coal formation and absorbed into the coal. Water later filled the natural fracture system. When the water is removed from the natural fracture system, reservoir pressure is lowered and the natural gas desorbs from the coal. The desorbed natural gas then flows through the fracture system and is produced at the well bore. The volume of formation water production typically declines with time and the natural gas production may increase for a period of time before starting to decline. Typically, the volumes of natural gas produced from a coal seam well decline more rapidly than those of conventional wells. In order to dispose of the formation water, surface facilities including pumping units are required. The price of coal seam natural gas is typically lower than the price of conventional natural gas. This is because the heating value of coal seam natural gas is much lower than that of conventional natural gas due to (a) ever increasing percentages of carbon dioxide in coal seam natural gas (carbon dioxide has no heating value), and (b) the absence of heavier hydrocarbons such as ethanes, propanes, and butanes, which are present in conventional natural gas. Furthermore, the production costs and processing fees for coal seam natural gas are typically higher than the processing fees for conventional natural gas due to the cost of extracting the carbon dioxide.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by Burlington.

2017 Capital Expenditure Budget

Burlington has informed the Trust that its 2017 budget for capital expenditures for the Subject Interests is estimated to be $1.7 million. Burlington reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2017 are subject to change.

Burlington’s announced 2017 capital plan for the Subject Interests anticipates capital expenditures of $1.7 million, of which $0.64 million is allocated to 10 maintenance and facilities projects, $0.42 million is allocated to three well recompletions, and $0.64 million is allocated to 10 facilities projects attributable to the budgets for prior years. Primarily due to depressed pricing for natural gas, Burlington has not allocated any capital expenditures for 2017 to its drilling program in the San Juan Basin. Existing wells will continue to be operated.

Oil and Natural Gas Production

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three years ended December 31, 2016, were as follows:

	For the year ended December 31,
	2016		2015		2014
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	28,003,159	74,912	29,128,439	63,588	30,872,147	60,002
Royalty	8,639,147	23,500	7,964,174	18,737	15,303,435	30,112
Average Price (per Mcf/Bbl)	$1.89	$30.01	$2.60	$47.00	$4.47	$82.99

Production costs for natural gas attributable to the Subject Interests for the three years ended December 31, 2016 were as follows:

	2016		2015	2014
Total Production Costs (including capital expenses)	$32,531,935	(1)	$51,026,905	$60,278,902
Average Production Costs per unit of Production	$1.1617		$1.7518	$1.9525
Lease Operating Expenses	$25,793,702		$30,061,218	$34,575,374
Average Lifting Cost per unit of Production	$0.9211		$1.0320	$1.1200

(1)	See Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Royalty Income.

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

Natural gas produced from the Subject Interests is processed at the: Chaco, Val Verde, Milagro, Ignacio or Kutz plants, all located in the San Juan Basin. Burlington sells natural gas produced from the Subject Interests under various contracts. During the first quarter of 2016, Burlington’s sales contracts with Chevron USA, Inc. and EDF Trading North America LLC (“EDF”) expired, and Burlington entered into several replacement contracts with EDF and Shell Energy North America (US) LP, each of which provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin of northwestern New Mexico. The replacement contracts terminate on March 31, 2018.

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

Burlington contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the natural gas produced from the Subject Interests. Burlington has entered into four contracts with WFC, each of which is effective for a term of 15 years commencing April 1, 2010. Burlington has signed a similar agreement with EFS which was effective November 1, 2011 for a term of 15 years. Burlington has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality.

The Trust is not a party to any of the purchase, gathering or processing contracts. As part of the 1996 settlement of litigation filed by the Trustee in 1992 against Burlington and Southland, the Trustee and Burlington established a formal protocol pursuant to which compliance auditors retained by the Trustee have access to Burlington’s books and records.

Oil and Natural Gas Reserves

Proved Reserves

All of the Trust’s reserves are located in the San Juan Basin of northwestern New Mexico. Total proved developed and undeveloped oil and natural gas reserves as of December 31, 2016 were as follows:

	Proved Reserves(1)(2)
Reserves Category	Natural Gas (MMcf)	Crude Oil and Condensate (MBbls)
Developed	78,739	188
Undeveloped	-	-

Total Proved	78,739	188

(1)	Proved reserves were calculated using prices equal to the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices for each of the preceding twelve months, which were $2.48 per MMBtu (Henry Hub) of natural gas and $42.75 per Bbl (West Texas Intermediate) of oil. The adjusted volume-weighted average prices over the life of the properties were $2.07 per Mcf of gas and $29.59 per Bbl of oil.

(2)	Since the Trust has defined net overriding royalty interest, the Trust does not own a specific percentage of the oil and gas reserves. Because Trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net overriding royalty interest.

Estimated quantities of proved developed oil and natural gas reserves as of December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Natural Gas (MMcf)	78,739	75,573	118,594
Crude Oil and Condensate (MBbls)	188	170	268

Proved Undeveloped Reserves

Based on information provided by Burlington and analysis by our independent reserve engineer, there were no proved undeveloped reserves identified as of December 31, 2016 and 2015, as compared to 2,154 MMcf of natural gas proved undeveloped reserves as of December 31, 2014. The reduction in proved undeveloped reserves is due to negative price revisions attributed to the low commodity price outlook and reduced future development activity.

Internal Controls over Reserves Estimates

The process of estimating oil and natural gas reserves is complex and requires significant judgment. The Trust, however, does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty interests. Given this, the Trustee accumulates information and data provided by Burlington regarding the Royalty derived from the Subject Interests and provides such information to Cawley, Gillespie & Associates, Inc. (“CG&A”). CG&A extrapolates from such information estimates of the reserves attributable to the Subject Interests based on its expertise in the oil and natural gas fields where the Subject Interests are situated, as well as publicly available information. The Trust maintains internal controls and procedures applicable to reserve estimation which are reviewed annually and updated as required and reviews the reserve reports prepared by CG&A for reasonableness. The Trust’s internal controls and procedures regarding reserve estimates require proved reserves to be determined and disclosed in compliance with the SEC definitions and guidance.

Third-Party Reserves

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust verifies the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and natural gas reserves as of December 31, 2013, 2014, 2015 and 2016 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 29 years of practice experience in petroleum engineering. He is a registered professional engineer in the State of Texas (License No. 71055). He graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Environmental Regulation

General. Activities on the Subject Interests are subject to existing stringent and complex federal, state and local laws (including case law) and regulations governing health, safety, environmental quality and pollution control. Failure to comply with these laws, rules and regulations, however, may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Subject Interests.

Cleanup. Under certain environmental laws and regulations, the operators of the Subject Interests could be subject to strict, joint and several liability for the removal or remediation of property contamination, whether at a drill site or a waste disposal facility, even when the operators did not cause the contamination or their activities were in compliance with all applicable laws at the time the actions were taken. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, for example, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons for releases into the environment of a “hazardous substance.” Liable persons may include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who arranged for the disposal of a hazardous substance at a site. Under CERCLA and similar statutes, government authorities or private parties may take actions in response to threats to the public health or the environment or sue responsible persons for the associated costs. In the course of operations, the working interest owner and/or the operator of Subject Interests may have generated and may generate materials that could trigger cleanup liabilities. In addition, the Subject Interests have produced oil and/or natural gas for many years, and previous operators may have disposed or released hydrocarbons, wastes or hazardous substances at the Subject Interests. The operator of the Subject Interests or the working interest owners may be responsible for all or part of the costs to clean up any such contamination. Although the Trust is not the operator of any Subject Interests, or the owner of any working interest, its ownership of the Royalty could cause it to be responsible for all or part of such costs to the extent CERCLA or any similar statute imposes responsibility on such parties as “owners.”

Climate Change. In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other greenhouse gases (“GHGs”) endanger public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. Based on those findings, the EPA adopted and implemented various regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Among other things, these cover reductions in GHG emissions from motor vehicles, permits for certain large stationary sources of GHGs, monitoring and annual reporting of GHG emissions from specified GHG emission sources, including oil and natural gas exploration and production operations, and power plant performance standards that are designed to lead to the creation of additional state GHG control programs. In June 2013, moreover, President Obama unveiled a Presidential climate action plan designed to reduce emissions in the US of methane, carbon dioxide and other GHGs. In furtherance of that plan, the Obama Administration launched a number of initiatives, including a Strategy to Reduce Methane Emissions from the oil and natural gas industry. The Obama Administration’s goal was to reduce methane emissions from the oil and natural gas industry by 40-45% by 2025 as compared to 2012 levels. The EPA therefore issued regulations in 2016 that set additional standards for methane and volatile organic compound emissions from oil and natural gas production sources, including hydraulically fractured oil wells, and natural gas processing and transmission sources. As another prong of President Obama’s methane strategy, the Bureau of Land Management promulgated standards for reducing venting and flaring on public lands. The direction of future U.S. climate change regulation, however, is difficult to predict given the recent change in presidential administrations. Federal agencies may or may not continue developing regulations to reduce GHG emissions from the oil and gas industry. Even if federal efforts in this area slow, states may continue pursuing climate regulations. Various state governments and regional organizations comprising state governments already have enacted legislation and promulgated rules restricting GHG emissions or promoting the use of renewable energy, and additional such measures are frequently under consideration. Although it is not possible at this time to estimate how potential future requirements addressing GHG emissions would impact operations on the Subject Interests and Royalty Income, either directly or indirectly, any future federal, state or local laws or implementing regulations that may be adopted to address GHG emissions could require the operator of the Subject Interests to incur new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls, acquire allowances to authorize GHG emissions, pay taxes related to GHG emissions or administer a GHG emissions program. Regulation of GHGs could also result in a reduction in demand for and production of oil and natural gas. Additionally, to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, the Subject Interests may be adversely affected to a greater degree than previously experienced.

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

Burlington Matter

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in New Mexico State Court. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the Trust claims that Burlington failed to properly account for and pay net overriding royalty interests to the Trust with respect to oil and natural gas production from numerous properties in the San Juan Basin of northwestern New Mexico. The Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12 million, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled. To facilitate the continued settlement discussions and to provide additional time to complete discovery if agreement is not reached on settlement terms, the previous March 2017 non-jury trial setting was moved to January 16, 2018. The parties intend to continue settlement discussions and, if necessary, complete discovery within the timeframe set forth in the new pre-trial scheduling order.

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

Units of Beneficial Interest

The units of beneficial interest of the Trust (the “Units”) are traded on the New York Stock Exchange under the symbol “SJT.” The Trust makes monthly cash distributions to the Unit Holders. The aggregate monthly distribution amount is the excess of (i) the net proceeds attributable to the Royalty paid to the trustee of the Trust, plus any decrease in cash reserves previously established for liabilities and contingencies of the Trust, over (ii) the expenses and payments of liabilities of the Trust, plus any net increase in cash reserves. Future payments of cash distributions are dependent on such factors as prevailing natural gas and oil prices, expenses, increases in cash reserves and the actual production from the Subject Interests.

Unit Prices and Distributions by Quarters

From January 1, 2015, to December 31, 2016, the quarterly high and low sales prices and the aggregate amount of monthly distributions paid per Unit paid each quarter were as follows:

	Sales Price
2016	High	Low	Distributions Paid
First Quarter	$6.23	$4.12	$0.038335
Second Quarter	7.67	4.84	0.009251
Third Quarter	7.47	5.19	0.086471
Fourth Quarter	7.11	5.51	0.164794

Total for 2016			$0.298851

	Sales Price
2015	High	Low	Distributions Paid
First Quarter	$15.85	$11.75	$0.145098
Second Quarter	12.50	10.35	0.030385
Third Quarter	11.41	8.25	0.107567
Fourth Quarter	9.74	3.99	0.081695

Total for 2015			$0.364745

According to the records of our transfer agent, as of March 1, 2017, there were 46,608,796 Units outstanding held by 1,018 Unit Holders of Record. The actual number of Unit Holders is greater than these numbers of Unit Holders of record and includes Unit Holders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of Unit Holders of record also does not include Unit Holders whose Units may be held in trust by other entities.

Equity Compensation Plans

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected data for the Trust based on the audited statements of distributable income for the years indicated and the audited statements of assets, liabilities and trust corpus as of December 31 for the years indicated.

	For the year ended December 31,
	2016	2015	2014	2013	2012
Royalty Income	$16,791,527	$19,436,768	$61,507,662	$38,042,603	$34,485,777
Distributable income	13,929,035	17,000,247	59,873,115	36,492,592	33,481,687
Distributable income per Unit	0.298851	0.364745	1.284587	0.782955	0.718358
Distributions per Unit	0.298851	0.364745	1.284587	0.782955	0.718358

	December 31,
	2016	2015	2014	2013	2012
Trust corpus	$7,784,379	$8,724,387	$9,362,757	$10,968,996	$12,163,460
Total assets	11,717,037	10,543,639	13,374,097	15,619,678	13,583,556

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The principal asset of the Trust is the Royalty, which consists of a 75% net overriding royalty interest that burdens the Subject Interests located in the San Juan Basin of northwestern New Mexico. The primary function of the Trustee is to collect the Royalty Income, to pay all expenses and charges of the Trust and to distribute the remaining available income to the Unit Holders. The amount of income distributable to Unit Holders, which we refer to as “Distributable Income,” depends on the amount of Royalty Income and interest received by the Trust, as well as the amount of expenses paid by the Trust and any change in cash reserves.

Royalty Income. The Royalty functions generally as a net profits interest in the Subject Interests. The Royalty Income paid to the Trust is 75% of net proceeds from the Subject Interests. The term “net proceeds,” as used in the Conveyance, means the excess of gross proceeds received by Burlington during a particular period over production costs for such period. “Gross proceeds” means the amount received by Burlington (or any subsequent owner of the Subject Interests) from the sale of the production attributable to the Subject Interests, subject to certain adjustments.

The amount of gross proceeds attributable to the Subject Interests depends on prevailing natural gas prices and, to a lesser extent, crude oil prices. As a result, commodity prices affect the amount of Royalty Income available for distribution to the Unit Holders. In 2016, oil and natural gas prices exhibited significant volatility. During 2016, the price of natural gas and oil for production from the Subject Interests declined significantly from an average price for natural gas of $2.60 per Mcf in 2015 to $1.89 per Mcf in 2016, and the price for oil declined from an average price of $47.00 per Bbl in 2015 to $30.01 per Bbl in 2016. The recent significant decline in oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. A prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of oil and natural gas attributable to the Subject Interests.

The amount of gross proceeds also depends on the volumes of natural gas and oil produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new natural gas and oil assets, and as a result, Royalty Income is dependent on the natural gas and oil volumes attributable to the Subject Interests. Although Burlington and other operators of the Subject Interests continue to drill wells, the Subject Interests are depleting assets, and Burlington informs us it is unable to estimate the productive life of the Subject Interests. In addition, drilling activity was significantly reduced in 2015, eliminated in 2016 and Burlington has not budgeted any capital expenditures for new drilling in 2017. Lower commodity prices may also reduce the volume of natural gas and oil produced from the Subject Interests.

Under the terms of the Conveyance, production costs are deducted from gross proceeds in calculating Royalty Income. “Production costs” generally means costs incurred on an accrual basis by Burlington in operating the Subject Interests, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not otherwise liable for any production costs or other costs or liabilities attributable to the Subject Interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance. The Trust and the Trustee has very limited authority to control the amount and timing of production costs.

Distributable Income. In addition to Royalty Income, the Trust receives interest income, typically from interest paid on cash deposits and interest paid by Burlington on audit exceptions. General and administrative expenses constitute the Trust’s primary expense and include, among other items, the Trustee’s fees, audit, consulting and legal fees and reporting costs.

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. The amount of distributions to Unit Holders in a period is reduced by the amount of any increase in cash reserves for that period. The Trustee increased the amount of cash reserves during 2016 by $0.5 million to establish a cash reserve of $1.0 million for litigation expenses, which may increase as the parties prepare for trial. The Trustee does not anticipate any further increases to the cash reserves in 2017.

Southwest Bank Proxy Campaign

In August 2016, Southwest Bank and Robert Lansford, a senior business development officer at Southwest Bank (together, “Southwest Bank”), began a campaign to call a special meeting and solicit proxies to remove Compass Bank as trustee of the Trust and to nominate and elect Southwest Bank as the successor trustee (the “Southwest Bank Campaign”). The Trustee opposed the Southwest Bank Campaign as unnecessary and self-serving, and at a November 21, 2016 meeting, Southwest Bank failed to obtain the required affirmative vote of the majority of the Units outstanding, resulting in a failure of the Southwest Bank Campaign. Responding to the Southwest Bank Campaign significantly increased Trust expenses by approximately $0.4 million (including expenses incurred by Compass Bank in fulfilling its fiduciary duties as trustee of the Trust) and resulted in reductions in distributable income. Specifically, the Trust’s general and administrative expenses for 2016 increased due to proxy solicitation expenses and legal and other advisor expenses. In order to conserve Trust funds and to avoid having the Trust bear the costs of Compass Bank’s opposition to its removal as trustee, Compass Bank elected to bear for its own account certain of the fees and expenses of a proxy solicitor.

Possible Sale of Burlington’s Interest in the San Juan Basin

In a November 10, 2016 News Release, ConocoPhillips announced the initiation of a $5 to $8 billion divestiture program, which will focus primarily on North American natural gas assets. News outlets have reported that the divestiture program will include the proposed sale of ConocoPhillips’ assets in the San Juan Basin. Burlington may, without the consent or approval of the Unit Holders, sell all or any part of its retained interest in the Subject Interests. Burlington, a wholly-owned subsidiary of ConocoPhillips, and other affiliates of ConocoPhillips are the principal operators of the majority of the Subject Interests. It cannot be determined at this time whether any or all of the Subject Interests will be sold, the timing of any such sale, the type of purchaser(s) or their plans (if any) to operate the Subject Interests. A sale may increase the Trust’s general and administrative expenses in the form of increased accounting, audit, legal, and administrative costs. The Trustee continues to monitor these developments.

Results of Operations

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three years ended December 31, 2016 was determined as shown in the following table:

	For the years ended December 31,
	2016		2015	2014
Gross Proceeds From The Subject Interests:
Natural Gas	$52,982,660		$74,129,258	$137,324,791
Oil	2,248,218		2,803,231	4,964,328
Other	(310,240	)(1)	10,107	-

Total	54,920,638		76,942,596	142,289,119

Capital Expenditures	1,375,567		12,813,526	6,531,316
Severance Tax – Natural Gas	5,507,637		7,548,915	18,162,866
Severance Tax – Oil	214,461		268,400	507,433
Other	(1,012,218	)(2)	-	-
Lease Operating Expenses and Property Taxes	26,446,488		30,396,064	35,077,288

Total	32,531,935		51,026,905	60,278,903

Net Profits	22,388,703		25,915,691	82,010,216

Net Overriding Royalty Interest	75%		75%	75%

Royalty Income	$16,791,527		$19,436,768	$61,507,662

(1)	Comprised of a $328,356 fuel and loss reporting revenue reduction for the December 2014 to January 2016 production period, offset by $17,306 in granted compliance audit exceptions and $810 in additional revenue received from the August 2015 settlement of a gas imbalance.

(2)	Consists of granted compliance audit exceptions associated with the unitization of certain wells, which are reflected as a gross credit adjustment for lease operating expenses and capital costs.

Gross Proceeds from Subject Interests. Gross proceeds decreased $22 million or 29% to $54.9 million for the year ended December 31, 2016 compared to $76.9 million for the year ended December 31, 2015. The decrease was primarily attributable to lower natural gas and oil prices. Additional proceeds of $810 were received from the August 2015 settlement of a gas imbalance in January 2016 and $17,306 in granted and paid audit exceptions in May 2016. An additional decrease to gross revenue was due to a $328,356 fuel and loss reporting revenue adjustment in May 2016 for the December 2014 to January 2016 production period. Gross proceeds decreased $65.4 million or 46% to $76.9 million for the year ended December 31, 2015 compared to $142.3 million for the year ended December 31, 2014. The decrease was primarily attributable to lower natural gas and oil prices. Other proceeds for the year ended December 31, 2015 were comprised of $2,429 additional revenue for the settlement of a natural gas imbalance, a $3,301 settlement award and $7,407 in an audit exception granted by Burlington for ad valorem taxes, offset against $3,030 owed to Burlington for duplicate payment of interest due on granted and paid audit exceptions.

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

Capital expenditures decreased $11.4 million or 89% from $12.8 million for the year ended December 31, 2015 compared to $1.4 million for the year ended December 31, 2016. Approximately $0.7 million of capital expenditures for 2016 covered 20 projects budgeted for prior years, including 34 operated facilities projects. The approximately $0.7 million balance for 2016 expenditures was attributable to one well recompletion and eight projects for the maintenance and improvement of production facilities.

Capital expenditures increased $6.3 million or 97% from $6.5 million for the year ended December 31, 2014 compared to $12.8 million for the year ended December 31, 2015. Capital expenditures of $12.8 million were included in calculating Royalty Income paid to the Trust in calendar year 2015 and included expenditures for the drilling of nine gross (5.75 net) conventional wells. All of the wells commenced in 2015 were development wells. There were no dry exploratory or development wells drilled in 2015. Approximately $5.2 million of capital expenditures for 2015 covered 38 projects budgeted for prior years, including continued work on five new wells commenced in the years prior to 2015, all operated by Burlington, and 33 maintenance and facilities projects. The approximately $7.6 million balance for 2015 expenditures was attributable to six operated new drill projects, and 34 projects for the maintenance and improvement of production facilities.

Other Expenses. Consists of granted compliance audit exceptions of approximately $1.0 million associated with the 21st Unit Expansion of the San Juan 29-7 Unit—Dakota Participating Area, which are reflected as a gross credit adjustment for lease operating expenses and capital costs.

Severance Taxes. Aggregate severance taxes decreased $2.1 million or 27% to $5.7 million for the year ended December 31, 2016 compared to $7.8 million for the year ended December 31, 2015. Aggregate severance taxes decreased $10.9 million or 58% to $7.8 million for the year ended December 31, 2015 compared to $18.7 million for the year ended December 31, 2014. In February 2014, Burlington informed the Trustee that it had discovered a failure by Burlington to properly allocate approximately $4.3 million of severance taxes to the calculation of the Royalty during a period commencing in 2007 until the error was corrected in 2012, which resulted in what it characterized as an overpayment to the Trust in the amount of approximately $3.25 million. Burlington recouped the overpayment in equal installments from March through November 2014, which resulted in higher severance taxes for 2014. Burlington elected not to charge interest against the overpayment.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $4.0 million or 13% to $26.4 million for the year ended December 31, 2016 compared to $30.4 million for the year ended December 31, 2015. The decrease was primarily attributable to Burlington’s efforts to reduce contracted maintenance and repair costs as a result of declining commodity prices, which began in 2014. Lease operating expenses and property taxes decreased $4.7 million or 13% to $30.4 million for the year ended December 31, 2015 compared to $35.1 million for the year ended December 31, 2014. The decrease was primarily attributable to reductions in contracted maintenance and repair costs.

Monthly operating expenses of the Subject Interests, exclusive of property taxes, in 2016 averaged approximately $2.2 million, as compared to $2.5 million in 2015. Operating expenses averaged lower in 2016 primarily because of reduced maintenance and repair labor. Monthly operating expenses of the Subject Interests, exclusive of property taxes, in 2015 averaged approximately $2.5 million, compared to $2.9 million in 2014. Operating expenses averaged lower in 2015 primarily because of reduced maintenance and repair costs.

Distributable Income

	For the year ended December 31,
	2016	2015	2014
Royalty Income	$16,791,527	$19,436,768	$61,507,662
Interest Income	734,917	81,985	75,835

Total Income	17,526,444	19,518,753	61,583,497
Expenditures – General and Administrative	3,133,722	2,168,435	1,710,382
Increase in Cash Reserves	463,687	350,071	-

Distributable Income	$13,929,035	$17,000,247	$59,873,115

Distributable Income per Unit (46,608,796 Units)	$0.298851	$0.364745	$1.284587

Distributable Income decreased $3.1 million or 18% to $13.9 million ($0.298851 per Unit) for the year ended December 31, 2016 from $17.0 million ($0.364745 per Unit) for the year ended December 31, 2015. The decrease in Distributable Income from 2015 to 2016 was primarily attributable to a decrease in Royalty Income over the same period as a result of lower natural gas pricing.

Distributable Income decreased $42.9 million or 72% to $17.0 million ($0.364745 per Unit) for the year ended December 31, 2015 from $59.9 million ($1.284587 per Unit) for the year ended December 31, 2014. The decrease in Distributable Income from 2014 to 2015 was primarily attributable to a decrease in Royalty Income over the same period as a result of lower natural gas pricing and higher capital expenditures in 2015. No distributions were made for April or May 2015 because general and administrative expenses exceeded Royalty Income in April and all Royalty Income for May was applied to general and administrative expenses and to replenish cash reserves. Royalty income for 2016 includes approximately $0.8 million in granted compliance audit exceptions.

Interest Income. Interest Income in 2016 was higher as compared to 2015 primarily due to additional interest Burlington paid to the Trust in 2016 as a result of the granting of certain audit exceptions. Interest Income in 2015 was higher as compared to 2014, primarily due to additional interest Burlington paid to the Trust in 2015 as a result of the granting of certain audit exceptions. Interest Income in 2016 and 2015 includes $731,606 and $78,884 of interest, respectively, on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

General & Administrative Expenses. General and administrative expenses increased $0.9 million or 41% to $3.1 million for the year ended December 31, 2016 compared to $2.2 million for the year ended December 31, 2015. The increase was primarily attributable to increased audit costs and legal costs incurred related to the Burlington litigation, expenses incurred in responding to the Southwest Bank Campaign, and differences in timing in the receipt and payment of certain of these expenses. General and administrative expenses increased $0.5 million or 27% to $2.2 million for the year ended December 31, 2015 compared to $1.7 million for the year ended December 31, 2014. The increase was primarily attributable to differences in timing in the receipt and payment of certain of these expenses as well as increased audit costs and legal costs incurred related to the Burlington litigation.

Cash Reserves. Total cash reserves were approximately $1.0 million, $0.5 million and $0.2 million as of December 31, 2016, 2015 and 2014, respectively. Cash reserves were increased by $463,687 during 2016 and by $350,071 during 2015 in order to cover litigation expenses, which may increase as the parties prepare for trial. In April 2015, royalty income was insufficient to cover Trust expenses, and $97,648 in cash reserves were used. Cash available for distribution in May was first applied to pay Trust expenses and replenish the cash reserve, resulting in no Distributable Income for May 2015. Cash reserves were not increased in 2014.

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

2017 Capital Expenditure Budget

Burlington has informed the Trust that its 2017 budget for capital expenditures for the Subject Interests is estimated to be $1.7 million. Burlington reports that based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2017 are subject to change.

Burlington’s announced 2017 capital plan for the Subject Interests anticipates capital expenditures of $1.7 million, of which $0.64 million is allocated to 10 maintenance and facilities projects, $0.42 million is allocated to three well recompletions, and $0.64 million is allocated to 10 facilities projects attributable to the budgets for prior years. Primarily due to depressed pricing for natural gas, Burlington has not allocated any capital expenditures for 2017 to its drilling program in the San Juan Basin. Existing wells will continue to be operated.

Contractual Obligations

As of December 31, 2016, the Trust had no obligations or commitments to make future contractual payments other than the trustee fee payable to the trustee. Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were approximately $303,362, $254,395 and $310,150 for the years ended December 31, 2016, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, see Item 8. Financial Statements and Supplementary Date, Note 3.

Results of the 4th Quarters of 2016 and 2015

For the three months ended December 31, 2016, Distributable Income was $7,680,850 ($0.164794 Unit), which was more than the $3,807,674 ($0.081695 per Unit) of income distributed during the same period in 2015. The increase in Distributable Income resulted primarily from higher average gas and oil prices in the fourth quarter of 2016.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2016 and 2015 were as follows:

	2016	2015
Subject Interests
Gas — Mcf	7,186,074	7,199,985
Mcf per Day	78,110	78,261
Average Price (per Mcf)	$2.44	$2.20
Oil — Bbls	18,123	13,046
Bbls per Day	197	142
Average Price (per Bbl)	$34.47	$32.01
Attributable to the Royalty
Gas — Mcf	3,113,302	2,161,983
Oil — Bbls	8,054	3,881

The average price of gas increased in the fourth quarter of 2016 compared to the same period of 2015. The price per barrel of oil during the fourth quarter of 2016 was $2.46 higher than the price during the fourth quarter of 2015.

Capital costs for the fourth quarter of 2016 totaled $406,623 compared to $1,460,942 during the same period of 2015. Capital costs were dramatically lower in the fourth quarter of 2016 due to Burlington’s continued temporary suspension of its drilling program in the San Juan Basin. Lease operating expenses and property taxes for the fourth quarter of 2016 averaged $2,146,817 per month compared to $2,411,211 per month in the fourth quarter of 2015. Lease operating expenses and property taxes were approximately $264,394 per month lower in the fourth quarter of 2016 than for the fourth quarter of 2015 primarily because of reduced maintenance and repair labor. Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2016 and 2015 were as follows:

	2016	2015
October	$0.052717	$0.037119
November	0.049156	0.017050
December	0.062921	0.027526

Quarter Total	$0.164794	$0.081695

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Price Risk

The Trust’s most significant market risk relates to the prices received for natural gas and oil production. The revenues derived from the Subject Interests depend substantially on prevailing natural gas prices and, to a lesser extent, oil prices. As a result, commodity prices also affect the amount of distributable income to the Unit Holders. Lower prices may also reduce the amount of natural gas and oil that Burlington or the third-party operators can economically produce.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Compass Bank, Trustee

San Juan Basin Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2016 and 2015, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the San Juan Basin Royalty Trust as of December 31, 2016 and 2015, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2016, on the basis of accounting described in Note 3 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), San Juan Basin Royalty Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2017 expressed an unqualified opinion thereon.

WEAVER AND TIDWELL, L.L.P.

Austin, Texas

March 16, 2017

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2016 and 2015

	2016	2015
ASSETS
Cash and Short-Term Investments	$3,932,658	$1,819,252
Net Overriding Royalty Interests in Producing Oil and Gas Properties – Net	7,784,379	8,724,387

TOTAL	$11,717,037	$10,543,639

	2016	2015
LIABILITIES & TRUST CORPUS
Distribution Payable to Unit holders	$2,932,658	$1,282,939
Cash Reserves	1,000,000	536,313
Trust Corpus – 46,608,796 Units of Beneficial Interest Authorized and Outstanding	7,784,379	8,724,387

TOTAL	$11,717,037	$10,543,639

Statements of Distributable Income

For each of the years ended December 31

	2016		2015		2014
Royalty Income	$16,791,527		$19,436,768		$61,507,662
Interest Income	734,917	(1)	81,985	(2)	75,835	(3)

Total Revenue	17,526,444		19,518,753		61,583,497
Expenditures – General and Administrative	3,133,722		2,168,435		1,710,382
Increase in Cash Reserves	463,687		350,071		-

Distributable Income	$13,929,035		$17,000,247		$59,873,115

Distributable Income per Unit (46,608,796 Units)	$0.298851		$0.364745		$1.284587

(1)	Includes $731,606 interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

(2)	Includes $78,884 interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

(3)	Includes $69,241 in interest on the late payment of gross proceeds as a result of the ongoing negotiation of compliance audit issues.

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Statements of Changes in Trust Corpus

For each of the years ended December 31

	2016	2015	2014
Trust Corpus, Beginning of Period	$8,724,387	$9,362,757	$10,968,996
Amortization of Net Overriding Royalty Interest	(940,008)	(638,370)	(1,606,239)
Distributable Income	13,929,035	17,000,247	59,873,115
Distributions Declared	(13,929,035)	(17,000,247)	(59,873,115)

Trust Corpus, End of Period	$7,784,379	$8,724,387	$9,362,757

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Notes to Financial Statements

1.    Trust Organization and Provisions

The San Juan Basin Royalty Trust (the “Trust”) was established on November 1, 1980. Southland Royalty Company (“Southland”) conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) which burdens certain of Southland’s oil and natural gas interests (the “Subject Interests”) in properties located in the San Juan Basin in northwestern New Mexico. Subsequent to the Conveyance of the Royalty, through a series of assignments and mergers, Southland’s successor became Burlington Resources Oil & Gas Company LP. Burlington is an indirect wholly-owned subsidiary of ConocoPhillips. Through an acquisition completed on March 24, 2006, Compass Bank succeeded TexasBank as “Trustee” (herein so called) of the Trust. On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and is now a wholly-owned subsidiary of BBVA.

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

The cash received by the Trustee consists of the proceeds received by the owner of the Subject Interests from the sale of production less the sum of applicable taxes, accrued production costs, development and drilling costs, operating charges and other costs and deductions, multiplied by 75%.

Notes to Financial Statements — (Continued)

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2016 and 2015 was $125,491,149 and $124,551,141, respectively.

3.    Basis of Accounting

The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

•

The net proceeds attributable to the Royalty (the “Royalty Income”) recorded for a month is the amount computed and paid by the owner of the Subject Interests, Burlington Resources Oil & Gas Company LP (“Burlington”), the present owner of the Subject Interests, to the Trustee for the Trust. Royalty Income consists of the proceeds received by Burlington from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by Burlington for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty Income paid to the Trust and the distribution to Unit Holders for that month.

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

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2015 or 2016.

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

Notes to Financial Statements — (Continued)

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of December 31, 2016, the Trust’s tax years 2013 and thereafter remain subject to examination.

5.    Certain Contracts

Natural gas produced in the San Juan Basin is sold in both interstate and intrastate commerce.

Natural gas produced from the Subject Interests is processed at the: Chaco, Val Verde, Milagro, Ignacio or Kutz plants, all located in the San Juan Basin. Burlington sells natural gas produced from the Subject Interests under various contracts. During the first quarter of 2016, Burlington’s sales contracts with Chevron USA, Inc. and EDF Trading North America LLC (“EDF”) expired, and Burlington entered into several replacement contracts with EDF and Shell Energy North America (US) LP, each of which provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin of northwestern New Mexico. The replacement contracts terminate on March 31, 2018.

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

Burlington contracts with Williams Four Corners, LLC (“WFC”) and Enterprise Field Services, LLC (“EFS”) for the gathering and processing of virtually all of the natural gas produced from the Subject Interests.

Notes to Financial Statements — (Continued)

Burlington entered into four contracts with WFC, each of which is effective for a term of 15 years, which commenced April 1, 2010. Burlington has signed a similar agreement with EFS which was effective November 1, 2011 for a term of 15 years. Burlington has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality.

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

7.    Development Costs

Burlington’s capital budget plans for the Subject Interests are delivered to the Trustee at the beginning of each calendar year. The estimates are subject to change, based on, among other things, Burlington’s actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas.

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

The budget for capital expenditures in 2016 for properties subject to the Trust’s royalty interest was estimated at $4.8 million, of which approximately $1.4 million was to be attributable to the capital budgets for 2015 and prior years. Actual capital expenditures of approximately $1.4 million were included in calculating royalty income paid to the Trust in calendar year 2016, of which approximately $0.7 million related to projects budgeted for prior years.

The 2015 capital expenditure budget was estimated at $14.0 million, of which approximately $6.8 million was attributable to the capital budgets for 2014 and prior years. Actual capital expenses for 2015 were $12.8 million, of which approximately $5.2 million related to projects budgeted for prior years.

The 2014 capital expenditure budget was estimated at $4.8 million, of which approximately $3.0 million was to be attributable to the capital budgets for 2013 and prior years. Actual capital expenses for 2014 were $6.5 million, of which approximately $1.8 million related to projects budgeted for prior years.

8.    Settlements and Litigation

Burlington Matter

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in New Mexico State Court. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and

Notes to Financial Statements — (Continued)

fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the Trust claims that Burlington failed to properly account for and pay net overriding royalty interests to the Trust with respect to oil and natural gas production from numerous properties in the San Juan Basin of northwestern New Mexico. The Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12 million, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled. To facilitate the continued settlement discussions and to provide additional time to complete discovery if agreement is not reached on settlement terms, the previous March 2017 non-jury trial setting was moved to January 16, 2018. The parties intend to continue settlement discussions and, if necessary, complete discovery within the timeframe set forth in the new pre-trial scheduling order.

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

Notes to Financial Statements — (Continued)

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

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2013 to December 31, 2016:

	Crude Oil and Condensate (MBbls)	Natural Gas (MMcf)
Reserves as of December 31, 2013	194	104,518
Revisions of previous estimates	105	29,096
Extensions, discoveries and other additions	7	2,437
Production	(30)	(15,303)

Reserves as of December 31, 2014	276	120,748
Revisions of previous estimates	(87)	(37,211)
Extensions, discoveries and other additions	-	-
Production	(19)	(7,964)

Reserves as of December 31, 2015	170	75,573
Revisions of previous estimates	41	11,507
Extensions, discoveries and other additions	1	302
Production	(24)	(8,643)

Reserves as of December 31, 2016	188	78,739

Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure of discounted future net cash flows related to the Trust’s total proved natural gas and oil reserve quantities. Information presented is based upon valuation of

Notes to Financial Statements — (Continued)

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

	December 31,
	2016	2015	2014
	(in thousands)
Future cash inflows	$169,118	$181,018	$591,819
Future costs	17,222	18,102	59,182

Future net cash flows	$151,896	$162,916	$532,637
Discount of future net cash flows at 10%	(58,417)	(59,795)	(224,549)

Standardized measure of discounted future net cash flows	$93,479	$103,121	$308,088

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

The 2016, 2015 and 2014 changes in the standardized measure of discounted future net cash flows related to future Royalty Income from proved reserves are as follows:

	2016	2015	2014
	(in thousands)
Balance, January 1	$103,121	$308,088	$236,622
Revisions of prior-year estimates, change in prices and other	(3,502)	(216,339)	103,179
Extensions, discoveries and other additions	340	-	6,133
Accretion of discount	10,312	30,809	23,662
Royalty Income	(16,792)	(19,437)	(61,508)

Balance, December 31	$93,479	$103,121	$308,088

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

Notes to Financial Statements — (Continued)

For 2016, $2.07 per Mcf of natural gas and $29.59 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $2.48 per MMBtu of Henry Hub natural gas and $42.75 per Bbl of West Texas Intermediate oil. The slight increase in reserve quantities for 2016 is due primarily to lower production costs and forecast adjustments.

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

10.    Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2016 (in thousands, except per unit amounts):

2016	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$3,034	$1,787	$0.038335
Second Quarter	1,542	431	0.009251
Third Quarter	4,381	4,030	0.086471
Fourth Quarter	7,835	7,681	0.164794

Total	$16,792	$13,929	$0.298851

2015	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$7,345	$6,763	$0.145098
Second Quarter	2,264	1,416	0.030385
Third Quarter	5,415	5,013	0.107567
Fourth Quarter	4,413	3,808	0.081695

Total	$19,437	$17,000	$0.364745

11.    Commitments and Contingencies

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

Notes to Financial Statements — (Continued)

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of December 31, 2016 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports. The Trustee has also concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trustee in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the timeframes specified in the SEC’s rules and forms. In reaching its conclusions, the Trustee has considered the Trust’s dependence on Burlington to deliver timely and accurate information to the Trust.

Additionally, during the quarter ended December 31, 2016, there were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

As of December 31, 2016, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in

Notes to Financial Statements — (Continued)

“Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Report of Independent Registered Public

Accounting Firm on Internal Control over Financial Reporting

Compass Bank, Trustee

San Juan Basin Royalty Trust

We have audited San Juan Basin Royalty Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Compass Bank (the Trustee) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, San Juan Basin Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus as of December 31, 2016 and 2015 and the related statements of distributable income and changes in trust corpus of San Juan Basin Royalty Trust for each of the years in the three-year period ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion thereon.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

March 16, 2017

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions which occurred in 2016.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth as of February 7, 2017 information with respect to the Unit Holders who were known to the Trustee to be the beneficial owners of more than 5 percent of the outstanding Units.

Name and Address of Beneficial Owner	Number of Units Beneficially Owned	Percent
First Eagle Investment Management, LLC 1345 Avenue of the Americas New York, NY 10105(1)	5,142,053	11.03%

(1)

This information was provided in a Schedule 13G/A filed with the SEC on February 7, 2017 by First Eagle Investment Management, LLC, and which stated First Eagle Investment Management, LLC beneficially holds such Units on behalf of its investment advisory clients and is deemed to have sole voting power with respect to 5,021,730 of the Units and sole power to dispose or to direct the disposition of 5,142,053 of the Units. The First Eagle Global Fund, a registered investment Company for which First Eagle Investment Management, LLC acts as investment adviser, may be deemed to beneficially own 3,908,035 of these 5,142,053 units, or 8.38% of the outstanding Units.

Security Ownership of Trustee

Compass Bank serves as agent and custodian for certain customer accounts. As of March 7, 2017, Compass Bank could be deemed to beneficially own 5,500 Units related to these accounts, or less than one percent of the outstanding Units. Compass Bank has sole voting power over all of these Units and also has the sole power to dispose of all 5,500 Units. Compass Bank does not have a pecuniary interest in any of these Units.

Changes in Control

The Trustee knows of no arrangement, including any pledge by any person of Units of the Trust, the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust has no directors or executive officers, therefore no determination been made relative to director independence. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2016 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2016 and 2015 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2016	2015
Audit Fees	$89,700	$90,140
Audit-Related Fees	-	-
Tax Fees	5,900	4,660
All Other Fees	-	-

Total	$95,600	$94,800

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

Exhibits

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated March 16, 2017, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated March 16, 2017, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 7, 2017.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th St., Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

	By:	/s/ Joshua R. Peterson
Joshua R. Peterson
Vice President and Senior Trust Officer

Date: March 16, 2017

(The Trust has no directors or executive officers)

EXHIBIT INDEX

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 (the original Royalty Trust Indenture, dated November 1, 1980 having been entered into between Southland Royalty Company and The Fort Worth National Bank, as Trustee, which was amended and restated effective September 30, 2002), heretofore filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, is incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, is incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, heretofore filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, is incorporated herein by reference.*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated March 16, 2017, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated March 16, 2017, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 7, 2017.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th St., Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.