Form 10-Q
period 2017-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2017-05-10
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-8032

San Juan Basin Royalty Trust

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Compass Bank

300 W. 7th Street, Suite B

Fort Worth, Texas 76102

(Address of principal executive offices)

(Zip Code)

(866) 809-4553

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Number of Units of beneficial interest outstanding at May 10, 2017: 46,608,796

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
ASSETS	March 31, 2017	December 31, 2016
	(Unaudited)
Cash and Short-Term Investments	$4,310,292	$3,932,658
Net Overriding Royalty Interest in Producing Oil and Natural Gas Properties (net of accumulated amortization of $125,812,242 and $125,491,149 at March 31, 2017 and December 31, 2016, respectively)	7,463,286	7,784,379

Total	$11,773,578	$11,717,037

LIABILITIES AND TRUST CORPUS

Distribution Payable to Unit Holders	$3,310,292	$2,932,658
Cash Reserves	1,000,000	1,000,000
Trust Corpus - 46,608,796 Units of Beneficial Interest Authorized and Outstanding	7,463,286	7,784,379

Total	$11,773,578	$11,717,037

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
	Three Months Ended March 31,
	2017	2016
Royalty Income	$8,608,220	$3,033,512
Interest Income	1,383	658

Total Income	8,609,603	3,034,170
Expenditures – General and Administrative	(462,593)	(1,022,436)
Increase in Cash Reserves	0	(225,000)

Distributable Income	$8,147,010	$1,786,734

Distributable Income per Unit (46,608,796 Units)	$0.174796	$0.038335

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
	Three Months Ended March 31,
	2017	2016
Trust Corpus, Beginning of Period	$7,784,379	$8,724,387
Amortization of Net Overriding Royalty Interest	(321,093)	(150,524)
Distributable Income	8,147,010	1,786,734
Distributions Declared	(8,147,010)	(1,786,734)

Trust Corpus, End of Period	$7,463,286	$8,573,863

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of Compass Bank, the trustee of the Trust (the “Trustee”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2017 and December 31, 2016 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2017 and 2016. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•	The net proceeds attributable to the 75% net overriding royalty interest (the “Royalty”) that burdens certain oil and natural gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”) recorded for a month is the amount computed and paid by Southland’s successor, Burlington Resources Oil & Gas Company LP (“Burlington”), which is a wholly-owned subsidiary of ConocoPhillips, to the Trustee for the Trust. Royalty Income consists of the proceeds received by ConocoPhillips from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by ConocoPhillips for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty Income paid to the Trust and the distribution to the holders of units of the Trust (“Unit Holders”) for that month.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty Income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The conveyance which transferred the Royalty to the Trust provides that any excess of production costs applicable to the Subject Interests over gross proceeds from such properties must be recovered from future net proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse ConocoPhillips for any excess production costs if future gross proceeds from the Subject Interests is insufficient to cover such costs.

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

The Trustee routinely reviews its royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the assets as of March 31, 2017.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of March 31, 2017, the Trust’s tax years 2013 and thereafter remain subject to examination.

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

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in New Mexico State Court. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s auditors. More particularly, the Trust claims that Burlington failed to properly account for and pay net overriding royalty interests to the Trust with respect to oil and natural gas production from numerous properties in the San Juan Basin of northwestern New Mexico. The Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12 million, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled. To facilitate the continued settlement discussions and to provide additional time to complete discovery if agreement is not reached on settlement terms, the previous March 2017 non-jury trial setting was moved to January 16, 2018. The parties intend to continue settlement discussions and, if necessary, complete discovery within the timeframe set forth in the new pre-trial scheduling order. For more information about the 2014 Litigation, see Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Possible Sale of Burlington’s Interest in the San Juan Basin

In an April 13, 2017 news release, ConocoPhillips announced that it had entered into a definitive agreement to sell its interests in the San Juan Basin to an affiliate of Hilcorp Energy Company for up to $3.0 billion in total proceeds, comprised of $2.7 billion in cash and a contingent payment of $300 million. The news release stated that the transaction is subject to the satisfaction of specific conditions precedent, including regulatory approval, and is expected to close in the third quarter of 2017. It cannot be determined at this time whether the transaction will close as expected or, if the closing occurs, the purchaser’s plans (if any) to operate the Subject Interests. The sale may increase the Trust’s general and administrative expenses in the form of increased accounting, audit, legal, and administrative costs.

Results of Operations – Three Months Ended March 31, 2017 and 2016

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three months ended March 31, 2017 and 2016 was determined as shown in the following table:

	Three Months Ended March 31,
	2017	2016
Gross Proceeds From the Subject Interests
Natural Gas	$19,328,862	$12,727,988
Oil	468,541	456,419
Other	—	810	(1)

Total	19,797,403	13,185,217

Capital Expenditures	194,680	578,670
Severance Tax – Natural Gas	2,004,126	1,334,500
Severance Tax – Oil	45,825	45,452
Lease Operating Expense and Property Tax	6,075,145	7,181,913

Total	8,319,776	9,140,535

Net Profits	11,477,627	4,044,682
Net Overriding Royalty Interest	75%	75%

Royalty Income	$8,608,220	$3,033,512

(1)	Additional revenue received from the August 2015 settlement of a gas imbalance.

The Royalty Income distributed to the Trust for the three months ended March 31, 2017 was higher than that distributed during the same period of 2016 primarily due to higher natural gas prices along with lower capital expenditures and operating costs. The average natural gas price increased from $1.80 per Mcf for the three months ended March 31, 2016, to $2.93 per Mcf for the three months ended March 31, 2017.

Gross Proceeds from Subject Interests. Gross proceeds increased approximately $6.6 million or 50% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to higher natural gas prices offset by lower production volumes.

Capital Expenditures. Capital expenditures decreased approximately $0.4 million or 66% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily attributable to the challenging price environment for natural gas and natural gas liquids along with fewer maintenance and facility projects.

Severance Taxes. Aggregate severance taxes increased approximately $0.7 million or 49% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to higher gross proceeds during this period. Severance taxes represented 10.4% of gross proceeds for the three months ended March 31, 2017, compared to 10.5% for the same period of 2016.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $1.1 million or 15% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily attributable to Burlington’s efforts to reduce contracted maintenance and repair costs as a result of declining commodity prices. Property taxes decreased $201,910 in the first quarter of 2017 compared to the first quarter of 2016 because actual taxes for 2016 were less than accrued, which resulted in a $79,440 property tax credit to the Trust and a decrease in the current accruals based on a new estimate of ad valorem taxes for 2017.

Monthly lease operating expenses of the Subject Interests, exclusive of property taxes, in first quarter 2017 averaged approximately $2.0 million, as compared to approximately $2.3 million in the first quarter of 2016. Lease operating expenses averaged lower primarily because of reduced maintenance and repair labor costs.

Distributable Income

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Royalty Income	$8,608,220	$3,033,512
Interest Income	1,383	658

Total Income	8,609,603	3,034,170
Expenditures – General and Administrative	(462,593)	(1,022,436)
Increase in Cash Reserves	0	(225,000)

Distributable Income	8,147,010	1,786,734

Distributable Income per Unit (46,608,796 Units)	$0.174796	$0.038335

Distributable Income increased by approximately $6.4 million or 356% to $8.1 million ($0.174796 per Unit) for the three months ended March 31, 2017 from $1.8 million ($0.038335 per Unit) for the three months ended March 31, 2016. The increase in Distributable Income was primarily attributable to an increase in Royalty Income over the period and decreased General and Administrative Expenses.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2017 were as follows:

January	$0.040326
February	0.063447
March	0.071023

Quarter Total	$0.174796

Interest Income. Interest income was higher for the three months ended March 31, 2017 as compared to the three month period ended March 31, 2016 primarily due to increased funds available for investment.

General & Administrative Expenses. General and administrative expenses decreased approximately $0.56 million or 55% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to reduced audit costs and legal costs incurred related to the Burlington litigation.

Cash Reserves. Total cash reserves for litigation expenses were approximately $1.0 million as of March 31, 2017. The Trustee did not increase the cash reserves during the first quarter of 2017 and does not anticipate any increases in 2017.

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

Oil and Natural Gas Production

Royalty Income for the quarter ended March 31, 2017 is associated with actual oil and natural gas production during November 2016 through January 2017 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended March 31, 2017 and 2016, were as follows:

	For the Three Months Ended
	March 31, 2017		March 31, 2016
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,605,953	13,100	7,087,350	16,571
Royalty	3,161,814	6,093	1,803,975	4,373
Average Price (per Mcf/Bbl)	$2.93	$35.77	$1.80	$27.54

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

The fluctuations in natural gas production that have occurred during the three-month periods ended March 31, 2017 and 2016, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which ConocoPhillips sells production from the Subject Interests and for the gathering and processing of production during the first quarter of 2017.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 1 Basis of Presentation and Part II, Item 8. Financial Statements and Supplemental Data contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes to our market risk during 2017. For information on our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2017 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on ConocoPhillips to deliver timely and accurate information to the Trust.

Additionally, during the quarter ended March 31, 2017 there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Part I, Item 1. Unaudited Financial Statements, Note 4 Settlements and Litigation, which is incorporated by reference into this Part II. Item 1, as well as the discussion in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Joshua R. Peterson
Vice President and Senior Trust Officer

Date: May 10, 2017

(The Trust has no directors or executive officers.)

EXHIBIT INDEX

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007 , filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 10, 2017, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2017, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.