Form 10-Q
period 2017-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2017-08-09
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2017

or

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

Number of Units of beneficial interest outstanding at August 9, 2017: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and short-term investments	$2,814,722	$3,932,658
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $126,069,120 and $125,491,149 at June 30, 2017 and December 31, 2016, respectively)	7,206,408	7,784,379

	$10,021,130	$11,717,037

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$1,814,722	$2,932,658
Cash reserves	1,000,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	7,206,408	7,784,379

	$10,021,130	$11,717,037

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Royalty Income	$6,450,981	$1,541,698	$15,059,201	$4,575,210
Interest income	1,476	596	2,859	1,254

Total income	6,452,457	1,542,294	15,062,060	4,576,464
General and administrative expenses	(471,025)	(886,134)	(933,619)	(1,908,570)
Increase in cash reserves	—	(225,000)	—	(450,000)

Distributable Income	$5,981,432	$431,160	$14,128,441	$2,217,894

Distributable Income per Unit (46,608,796 Units)	$0.128333	$0.009251	$0.303129	$0.047586

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Trust corpus, beginning of period	$7,463,286	$8,573,863	$7,784,379	$8,724,387
Amortization of net overriding royalty interest	(256,878)	(153,257)	(577,971)	(303,781)
Distributable Income	5,981,432	431,160	14,128,441	2,217,894
Distributions declared	(5,981,432)	(431,160)	(14,128,441)	(2,217,894)

Trust corpus, end of period	$7,206,408	$8,420,606	$7,206,408	$8,420,606

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of Compass Bank, the trustee of the Trust (the “Trustee”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2017 and December 31, 2016 and the distributable income and changes in trust corpus for the three-month periods and the six-month periods ended June 30, 2017 and 2016. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

The Trustee routinely reviews its royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the assets as of June 30, 2017.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of June 30, 2017, the Trust’s tax years 2013 and thereafter remain subject to examination.

Each Unit Holder should consult his or her own tax advisor regarding tax compliance matters related to such Unit Holder’s interest in the Trust.

3.	Commitments and Contingencies

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit Holders. See Note 1 Basis of Presentation, for a summary of the terms of the conveyance with respect to recovery of costs, and Note 4 Settlements and Litigation, for a discussion of the status of pending litigation matters.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4.	Settlements and Litigation

On July 31, 2014, the Trustee filed a lawsuit (the “2014 Litigation”) against Burlington in New Mexico State Court. The Trust asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and seeks a declaratory judgment arising out of a number of unresolved revenue and expense audit exceptions asserted by the Trust’s third party compliance auditors. More particularly, the Trust claims that Burlington failed to properly account for and pay net overriding royalty interests to the Trust with respect to oil and natural gas production from numerous properties in the San Juan Basin of northwestern New Mexico. The Trust seeks monetary relief (including actual and punitive damages, costs, expenses, interest and attorney fees) in excess of $12 million, along with specific performance of certain contractual obligations, declaratory relief and a judgment for other relief to which it may show itself to be justly entitled.

Although the case is currently set for non-jury trial on January 16, 2018, the parties have preliminarily agreed on settlement terms and are attempting to negotiate a formal settlement agreement to be executed by the parties. If a formal settlement agreement is agreed upon and executed, then the 2014 Litigation will be dismissed. For more information about the 2014 Litigation, see Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2016.

5.	Subsequent Events

In a July 31, 2017 news release, ConocoPhillips announced that the sale of its San Juan Basin assets to Hilcorp San Juan LP (“Hilcorp”), which includes the Subject Interests, closed on July 31, 2017. ConocoPhillips informed the Trust that the last production month that ConocoPhillips is responsible for is July 2017.

Burlington accrues and withholds from Distributable Income funds that it estimates will be needed to cover capital expenses. The July 2017 distribution of Distributable Income to Unit Holders included a $1 million gross credit based on a reversal of accrued capital expenses.

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

Sale of Burlington’s Interest in the San Juan Basin

In a July 31, 2017 news release, ConocoPhillips announced that the sale of its San Juan Basin assets to Hilcorp, which includes the Subject Interests, closed on July 31, 2017. ConocoPhillips informed the Trust that the last production month that ConocoPhillips is responsible for is July 2017.

Results of Operations – Three and Six Months Ended June 30, 2017 and 2016

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and six months ended June 30, 2017 and 2016 was determined as shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Gross proceeds from the Subject Interests:
Natural Gas	$16,411,330	$9,880,817		$35,740,192	$22,608,805
Oil	637,442	435,180		1,105,983	891,599
Other	—	(311,050	)(1)	—	(310,240	) (2)

Total	17,048,772	10,004,947		36,846,175	23,190,164
Production Costs:
Severance tax – gas	1,689,378	1,043,622		3,693,504	2,378,122
Severance tax – oil	61,740	43,225		107,566	88,677
Lease operating expense and property tax	6,615,790	6,588,432		12,690,934	13,770,345
Capital expenditures	80,556	274,070		275,236	852,740

Total	8,447,464	7,949,349		16,767,240	17,089,884

Net profits	8,601,308	2,055,598		20,078,935	6,100,280
Net overriding royalty interest	75%	75%		75%	75%

Royalty Income	6,450,981	1,541,698		15,059,201	4,575,210

(1)	Burlington’s revenue adjustment in May 2016 for gas revenue reporting for production periods December 2014 – January 2016.
(2)	Includes Burlington’s revenue adjustment in May 2016 for gas revenue reporting for production periods December 2014 –January 2016 and $810 additional revenue received in January 2016 from the August 2015 settlement of a gas imbalance.

The Royalty Income distributed to the Trust for the three and six months ended June 30, 2017 was higher than that distributed during the same periods of 2016 primarily due to higher natural gas prices. The average natural gas price increased from $1.43 per Mcf and $1.61 per Mcf for the three and six months ended June 30, 2016, respectively, to $2.63 per Mcf and $2.78 per Mcf for the three and six months ended June 30, 2017, respectively.

Gross Proceeds from Subject Interests. Gross proceeds increased $7.0 million or 70% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and increased $13.7 million or 59% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Such increases for these periods were primarily attributable to higher natural gas and oil prices offset by lower production volumes.

Capital Expenditures. Capital expenditures decreased $0.19 million or 71% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and decreased $0.6 million or 68% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Such decreases for these periods were primarily attributable to the challenging price environment for natural gas and natural gas liquids along with fewer maintenance and facility projects.

Severance Taxes. Aggregate severance taxes increased $0.7 million or 61% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and increased $1.3 million or 54% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Such increases were primarily attributable to higher gross proceeds during these periods. Severance taxes represented 10.3% of gross proceeds for the three months ended June 30, 2017 compared to 10.9% for the same period of 2016. Severance taxes represented 10.3% of gross proceeds for the six months ended June 30, 2017 compared to 10.6% for the same period of 2016.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $0.03 million or 0.04% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and decreased $1.1 million or 8% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Lease operating expenses increased slightly during the second quarter of 2017 compared to second quarter of 2016. The decrease in lease operating expenses over the six month period of 2017 compared to the same period in 2016 was primarily attributable to 1) Burlington’s efforts to reduce contracted maintenance and repair costs; and 2) Burlington’s efforts to reduce costs on compression equipment. Property taxes decreased $41,277 in the second quarter of 2017 compared to the second quarter of 2016 and decreased $243,188 in the first half of 2017 compared to the first half of 2016 because actual taxes for 2016 were less than accrued, which resulted in a decrease in the current accruals based on a new estimate of ad valorem taxes for 2017.

Monthly lease operating expenses of the Subject Interests, including property taxes, in second quarter 2017 averaged approximately $2.2 million, as compared to $2.2 million in the second quarter of 2016. Monthly lease operating expenses of the Subject Interests, including property taxes, in the first half of 2017 averaged approximately $2.1 million, as compared to $2.3 million in the first half of 2016.

Distributable Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Royalty Income	$6,450,981	$1,541,698	$15,059,201	$4,575,210
Interest Income	1,476	596	2,859	1,254

Total Income	6,452,457	1,542,294	15,062,060	4,576,464
Expenses – General and Administrative	(471,025)	(886,134)	(933,619)	(1,908,570)
Increase in Cash Reserves	—	(225,000)	—	(450,000)

Distributable Income	5,981,432	431,160	14,128,441	2,217,894

Distributable Income per Unit (46,608,796 Units)	$0.128333	$0.009251	$0.303129	$0.047586

Distributable Income. Distributable Income increased by approximately $5.6 million or 1,287% to $6 million ($0.128333 per Unit) for the three months ended June 30, 2017 from $0.4 million ($0.009251 per Unit) for the three months ended June 30, 2016. Distributable income increased $11.9 million or 537% to $14.1 million ($0.303129 per Unit) for the six months ended June 30, 2017 from $2.2 million ($0.047586 per Unit) for the six months ended June 30, 2016. Such increases in Distributable Income were primarily attributable to an increase in Royalty Income over these periods and decreased general and administrative expenses directly related to audit and legal costs incurred in the 2014 Litigation.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2017 were as follows:

April	$0.051561
May	0.037837
June	0.038935

Quarter Total	$0.128333

Interest Income. Interest income was higher for the three and six months ended June 30, 2017 as compared to the three and six month periods ended June 30, 2016 primarily due to increased funds available for investment.

General & Administrative Expenses. General and administrative expenses decreased $0.4 million or 47% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and decreased $1.0 million or 51% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Such decreases were primarily due to decreased audit costs and legal costs incurred related to the 2014 Litigation.

Cash Reserves. Total cash reserves for litigation expenses were $1.0 million as of June 30, 2017. The Trustee did not increase the cash reserves during the first half of 2017 and does not anticipate any increases in 2017.

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

2017 Capital Expenditure Budget

Burlington has informed the Trust that its 2017 budget for capital expenditures for the Subject Interests is estimated to be $1.7 million. Burlington reports that, based on its actual capital requirements, the pace of regulatory approvals, the mix of projects and swings in the price of natural gas, the actual capital expenditures for 2017 are subject to change.

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

Following the sale to Hilcorp, the budget for capital expenditures for the Subject Interests for the remainder of 2017 is subject to change, which could include increases to capital expenditures and that may adversely affect Distributable Income.

Oil and Natural Gas Production

Royalty Income for the quarter ended June 30, 2017 is associated with actual oil and natural gas production during February 2017 through April 2017 from the Subject Interests. Royalty Income for the six months ended June 30, 2017 is associated with actual gas and oil production during November 2016 through April 2017 from the Subject Interests.

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,
	2017		2016
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,238,641	16,531	6,914,622	18,654
Royalty	2,598,338	6,986	1,327,550	3,658
Average Price (per Mcf/Bbl)	$2.63	$38.56	$1.43	$23.33

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the six months ended June 30, 2017 and 2016 were as follows:

	For the Six Months Ended June 30,
	2017		2016
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	12,844,594	29,632	14,001,972	35,225
Royalty	5,760,152	13,079	3,131,525	8,031
Average Price (per Mcf/Bbl)	$2.78	$37.32	$1.61	$25.31

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

The fluctuations in natural gas production that have occurred during the three-month and six-month periods ended June 30, 2017 and 2016, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which ConocoPhillips sells production from the Subject Interests and for the gathering and processing of production during the first half of 2017.

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

Information Regarding Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of Compass Bank, the Trustee and by ConocoPhillips, the owner of the working interest through the reporting period, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and ConocoPhillips; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and ConocoPhillips in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on ConocoPhillips’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, expect as required by applicable law.

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

In a July 31, 2017 news release, ConocoPhillips announced that the sale of its San Juan Basin assets to Hilcorp, which includes the Subject Interests, closed on July 31, 2017. ConocoPhillips informed the Trust that the last production month that ConocoPhillips is responsible for is July 2017 and therefore the last monthly distribution report that the Trust will receive from ConocoPhillips will be in September 2017. Commencing in October 2017, the Trust will receive distribution reports from Hilcorp (relating to August 2017 production). Hilcorp’s reporting of revenue and expenses may differ from ConocoPhillips’ reporting.

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

The Indenture does not require Burlington to update or provide information to the Trust. However, the Conveyance transferring the Royalty to the Trust obligates Burlington to provide the Trust with certain information, including information concerning calculations of net proceeds owed to the Trust. Pursuant to the settlement of litigation in 1996 between the Trust and Burlington, Burlington agreed to newer, more formal financial reporting and audit procedures as compared to those provided in the Conveyance. In connection with the Hilcorp transaction, the Trust and its third party compliance auditors have been coordinating with Hilcorp to transition these controls and procedures.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of June 30, 2017 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on ConocoPhillips to deliver timely and accurate information to the Trust.

Additionally, during the quarter ended June 30, 2017 there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

Reference is made to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2016 for a discussion of additional risk factors which could materially affect the Trust’s business, financial condition or future results.

Hilcorp completed its acquisition of the Subject Interests from ConocoPhillips, which may result in certain administrative disruptions for the Trust, may increase costs and expenses or may adversely affect Distributable Income.

Prior to July 31, 2017, Burlington, a wholly-owned subsidiary of ConocoPhillips, was the principal operator of the Subject Interests. On July 31, 2017, Hilcorp announced that it completed its acquisition of the Subject Interests from ConocoPhillips, and as a result, Hilcorp or its affiliate(s) will replace Burlington as the principal operator of the Subject Interests. Although ConocoPhillips, on behalf of Burlington, must require Hilcorp to assume Burlington’s obligations with respect to the Subject Interests, the Hilcorp acquisition may not necessarily be in the best interests of the Trust and the Unit Holders. The Subject Interests will continue to be subject to the Royalty following the Hilcorp transaction, but the Distributable Income will now be calculated and paid by Hilcorp. The Trust is in the process of transitioning certain reporting processes and procedures to Hilcorp, which transition could result in administrative disruptions for the Trust. Hilcorp may lack Burlington’s experience in the Subject Interests or its creditworthiness. Furthermore, the Hilcorp acquisition may increase the Trust’s general and administrative expenses in the form of increased accounting, audit, legal, and administrative costs. Hilcorp may also increase the budget for capital expenditures for the Subject Interests, which may adversely affect Distributable Income.

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
Joshua R. Peterson Vice President and Senior Trust Officer

Date: August 9, 2017

(The Trust has no directors or executive officers.)

EXHIBIT INDEX

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2017, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2017, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.