Form 10-Q
period 2017-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2017-11-09
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2017

or

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

Number of Units of beneficial interest outstanding at November 9, 2017: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS

Cash and short-term investments	$11,099,163	$3,932,658
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $126,356,917 and $125,491,149 at September 30, 2017 and December 31, 2016, respectively)	6,918,611	7,784,379

	$18,017,774	$11,717,037

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$10,099,163	$2,932,658
Cash reserves	1,000,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	6,918,611	7,784,379

	$18,017,774	$11,717,037

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017		2016	2017		2016
Royalty Income	$15,120,298	(1)	$4,380,871	$30,179,499	(1)	$8,956,081
Interest income	2,446		162,569 (2)	5,305		163,823 (2)

Total income	15,122,744		4,543,440	30,184,804		9,119,904
General and administrative expenses	(286,756)		(499,461)	(1,220,375)		(2,408,031)
Increase in cash reserves	—		(13,687)	—		(463,687)

Distributable Income	$14,835,988		$4,030,292	$28,964,429		$6,248,186

Distributable Income per Unit (46,608,796 Units)	$0.318308		$0.086471	$0.621437		$0.134057

(1)	Includes $7.5 million received for settlement of the 2014 Litigation and a $1.0 million gross credit for the reversal of accrued capital expenses.
(2)	Includes $161,794 in interest on the late payment of gross proceeds as a result of the negotiation of compliance audit issues with Burlington.

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Trust corpus, beginning of period	$7,206,408	$8,420,606	$7,784,379	$8,724,387
Amortization of net overriding royalty interest	(287,797)	(276,816)	(865,768)	(580,597)
Distributable Income	14,835,988	4,030,292	28,964,429	6,248,186
Distributions declared	(14,835,988)	(4,030,292)	(28,964,429)	(6,248,186)

Trust corpus, end of period	$6,918,611	$8,143,790	$6,918,611	$8,143,790

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1.	Basis of Presentation

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of Compass Bank, the trustee of the Trust (the “Trustee”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2017 and December 31, 2016 and the distributable income and changes in trust corpus for the three-month periods and the nine-month periods ended September 30, 2017 and 2016. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•	The net proceeds attributable to the 75% net overriding royalty interest (the “Royalty”) that burdens certain oil and natural gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”) recorded for a month is the amount computed and paid by Southland’s successor, Hilcorp San Juan L.P. (“Hilcorp”), which acquired the Subject Interests from Burlington Resources Oil and Gas Company LP (“Burlington”) on July 31, 2017. Royalty Income consists of the proceeds received from Burlington and its successor in interest from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by Hilcorp for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty Income paid to the Trust and the distribution to the holders of units of the Trust (“Unit Holders”) for that month.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty Income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The conveyance which transferred the Royalty to the Trust provides that any excess of production costs applicable to the Subject Interests over gross proceeds from such properties must be recovered from future net proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess production costs if future gross proceeds from the Subject Interests is insufficient to cover such costs.

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

The Trustee routinely reviews its royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the assets as of September 30, 2017.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of September 30, 2017, the Trust’s tax years 2013 and thereafter remain subject to examination.

Each Unit Holder should consult his or her own tax advisor regarding tax compliance matters related to such Unit Holder’s interest in the Trust.

3.	Commitments and Contingencies

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit Holders. See Note 1 Basis of Presentation, for a summary of the terms of the conveyance with respect to recovery of costs, and Note 4 Settlements and Litigation, for a discussion of the status of litigation matters.

4.	Settlements and Litigation

On September 13, 2017, the Trust and Burlington entered into a settlement (“Settlement Agreement”) of previously reported litigation styled Compass Bank, in its Capacity as Trustee of the San Juan Basin Royalty Trust v. Burlington Resources Oil & Gas Company LP and BROG GP LLC, No. D-101-CV-2014-01765 (the “2014 Litigation”). The lawsuit was filed in the 1st Judicial District Court, Santa Fe County, New Mexico. The Settlement Agreement provides that Burlington pay the Trust $7.5 million to resolve the 2014 Litigation and all disputed and/or unresolved audit exceptions asserted by the Trust for the audit years January 1, 2007 through December 31, 2016. The Trust received the $7.5 million in September 2017 and the proceeds were paid to unit holders on October 16, 2017. The 2014 Litigation was dismissed with prejudice on September 14, 2017.

The Settlement Agreement also includes a mutual release of each party and its affiliates for any claims or damages arising out of or related to any acts, events or omissions occurring prior to January 1, 2017, including with respect to any claims asserted by the Office of Natural Resource Revenue (the “ONRR”) against Burlington and/or ConocoPhillips to pay additional royalties for production for periods prior to January 1, 2017. Pursuant to the Settlement Agreement, the Trust will be indemnified for any liability relating to the ONRR claims for periods prior to January 1, 2017 and Burlington has fully released the Trust from any such claims.

For more information about the 2014 Litigation, see Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2016.

5.	Subsequent Events

The sale of San Juan Assets, including the Subject Interests, from Burlington to Hilcorp closed on July 31, 2017. Hilcorp is responsible for monthly production beginning August 1, 2017. Hilcorp informed the Trust that Hilcorp does not have all of the revenue and expense decks for August 2017 installed and therefore does not have the appropriate detail to provide actual revenue and expense numbers for the October 2017 distribution. Therefore, Hilcorp estimated the October 2017 distribution based on the prior months’ distribution detail provided by Burlington and rounded to the nearest thousand. The October 2017 declaration of cash distribution also included an additional $1.0 million in estimated gross revenue based on Hilcorp’s knowledge that production volumes increased during the month of August 2017. Hilcorp has informed the Trust that Hilcorp may also need to use estimated revenue and expense numbers for subsequent months. Hilcorp will reconcile estimated and actual revenue and expense numbers once Hilcorp installs its revenue and expense decks, although Hilcorp has not indicated when such reconciliation may occur. Any such reconciliations will be credited or debited from future distributions to Unit Holders.

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

The Conveyance and the Royalty

Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) effective November 1, 1980, Southland conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) that burdens certain of Southland’s oil and natural gas interests (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico. Subsequent to the Conveyance of the Royalty, and following several ownership changes through a series of assignments and mergers, Hilcorp purchased the Subject Interests from Burlington, and is now Southland’s successor in interest.

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

Sale of Burlington’s Interest in the San Juan Basin

On July 31, 2017, Hilcorp acquired ConocoPhillips’ assets in the San Juan Basin, including the Subject Interests previously owned by Burlington, a wholly-owned subsidiary of ConocoPhillips. The Hilcorp purchase is effective as of January 1, 2017. July 2017 was the last production month for which Burlington was responsible and formed the basis of the September 2017 declaration of cash distribution. The accounting reports used to prepare the financial information for the three and nine month periods ended September 30, 2017 were provided by Burlington.

Hilcorp

Hilcorp is the principal operator of the majority of the Subject Interests. Hilcorp is also responsible, subject to the terms of a prior agreement with the Trust, for marketing the production from such properties, either under existing sales contracts or under future arrangements, at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. A very high percentage of the Royalty Income is attributable to the production and sale by Hilcorp of natural gas from the Subject Interests. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Royalty Income distributed by the Trust and, by extension, the price of the Units.

Results of Operations – Three and Nine Months Ended September 30, 2017 and 2016

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and nine months ended September 30, 2017 and 2016 was determined as shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017		2016	2017		2016
Gross proceeds from the Subject Interests:
Natural Gas	$16,466,051		$12,864,569	$52,206,242		$35,473,374
Oil	586,312		731,851	1,692,296		1,623,450
Other	9,998,201	(1)	0	9,998,201	(1)	(310,241	)(2)

Total	27,050,564		13,596,420	63,896,739		36,786,583
Production Costs:
Severance tax – gas	1,727,011		1,326,726	5,420,515		3,704,847
Severance tax – oil	55,076		76,635	162,641		165,312
Lease operating expense and property tax	5,985,383		6,235,693	18,676,317		20,006,039
Capital expenditures	122,697		116,205	397,934		968,944
Other	(1,000,000	)(3)	—	(1,000,000	)(3)	—

Total	6,890,167		7,755,259	23,657,407		24,845,142

Net profits	20,160,397		5,841,161	40,239,332		11,941,441
Net overriding royalty interest	75%		75%	75%		75%

Royalty Income	$15,120,298		$4,380,871	$30,179,499		$8,956,081

(1)	Includes $7.5 million ($10.0 million gross up) received for settlement of the 2014 Litigation offset by $1,799 for Burlington’s revenue adjustment for gas imbalance settlements.
(2)	Includes Burlington’s revenue adjustment in May 2016 for gas revenue reporting for production periods December 2014 – January 2016 and $810 additional revenue received in January 2016 from the August 2015 settlement of a gas imbalance.
(3)	Credit for reversal of accrued capital expenses.

The Royalty Income distributed to the Trust for the three and nine months ended September 30, 2017 was higher than that distributed during the same periods of 2016 due to higher natural gas prices and the $7.5 million settlement amount received from Burlington with respect to the 2014 Litigation.

The average natural gas price increased from $1.89 per Mcf and $1.70 per Mcf for the three and nine months ended September 30, 2016, respectively, to $2.54 per Mcf and $2.70 per Mcf for the three and nine months ended September 30, 2017, respectively.

Gross Proceeds from Subject Interests. Gross proceeds increased $13.5 million or 99% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and increased $27.1 million or 74% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Such increases for these periods were primarily attributable to higher natural gas and oil prices and the $7.5 million ($10.0 million gross up) received from Burlington for settlement of the 2014 Litigation offset by lower production volumes.

Capital Expenditures. Excluding a $1.0 million credit for reversal of accrued capital expenses, actual capital expenditures increased slightly or by 5.6% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Capital expenditures decreased $0.57 million or 59% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Such decrease was primarily attributable to the challenging price environment for natural gas and natural gas liquids along with fewer maintenance and facility projects. Burlington issued the $1.0 million credit for the reversal of accrued capital expenses to zero out the accrued capital expense account prior to the sale to Hilcorp.

Severance Taxes. Aggregate severance taxes increased $0.38 million or 27% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and increased $1.7 million or 44% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Such increases were primarily attributable to higher gross proceeds during these periods. Severance taxes represented approximately 10.5% of gross proceeds, excluding the $7.5 million settlement amount, for the three months ended September 30, 2017 compared to 10.3% for the same period of 2016. Severance taxes represented 10.4% of gross proceeds, excluding the $7.5 million settlement amount, for the nine months ended September 30, 2017 compared to 10.5% for the same period of 2016.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $0.25 million or 4.0% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and decreased $1.3 million or 6.6% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Lease operating expenses decreased slightly during the third quarter of 2017 compared to third quarter of 2016. The decrease in lease operating expenses over the nine month period of 2017 compared to the same period in 2016 was primarily attributable to the operator’s efforts to reduce contracted maintenance and repair costs, and their efforts to reduce costs on compression equipment. Property taxes decreased $0.04 million in the third quarter of 2017 compared to the third quarter of 2016 and decreased $0.28 million in the first nine months of 2017 compared to the first nine months of 2016 because actual taxes for 2016 were less than accrued, which resulted in a decrease in the current accruals based on a new estimate of ad valorem taxes for 2017.

Monthly lease operating expenses of the Subject Interests, including property taxes, in third quarter 2017 averaged approximately $2.0 million, as compared to $2.0 million in the third quarter of 2016. Monthly lease operating expenses of the Subject Interests, including property taxes, in the first nine months of 2017 averaged approximately $2.1 million, as compared to $2.2 million in the first nine months of 2016.

Distributable Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017		2016	2017		2016
Royalty Income	$15,120,298	(1)	$4,380,871	$30,179,499	(1)	$8,956,081
Interest income	2,446		162,569 (2)	5,305		163,823 (2)

Total income	15,122,744		4,543,440	30,184,804		9,119,904
General and administrative expenses	(286,756)		(499,461)	(1,220,375)		(2,408,031)
Increase in cash reserves	—		(13,687)	—		(463,687)

Distributable Income	$14,835,988		$4,030,292	$28,964,429		$6,248,186

Distributable Income per Unit (46,608,796 Units)	$0.318308		$0.086471	$0.621437		$0.134057

(1)	Includes $7.5 million received for settlement of the 2014 Litigation and a $1.0 million gross credit for the reversal of accrued capital expenses.
(2)	Includes $161,794 in interest on the late payment of gross proceeds as a result of the negotiation of compliance audit issues with Burlington.

Distributable Income. Distributable Income increased by approximately $10.8 million or 268% to $14.8 million ($0.318308 per Unit) for the three months ended September 30, 2017 from $4.0 million ($0.086471 per Unit) for the three months ended September 30, 2016. Distributable income increased $22.7 million or 364% to $29 million ($0.621437 per Unit) for the nine months ended September 30, 2017 from $6.2 million ($0.134057 per Unit) for the nine months ended September 30, 2016. Such increases in Distributable Income were primarily attributable to higher natural gas prices, decreased general and administrative expenses related to audit and legal costs incurred in the 2014 Litigation, the $7.5 million received for settlement of the 2014 Litigation, and the receipt of a $1.0 million gross credit for the reversal of accrued capital expenses.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2017 were as follows:

July	$0.060797
August	0.040832
September	0.216679

Quarter Total	$0.318308

Interest Income. Interest income was lower for the three and nine months ended September 30, 2017 as compared to the three and nine month periods ended September 30, 2016 primarily due to the additional $161,794 in interest received from Burlington in 2016 for the late payment of gross proceeds as a result of the negotiation of compliance audit issues.

General & Administrative Expenses. General and administrative expenses decreased $0.2 million or 43% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and decreased $1.2 million or 49% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Such decreases were primarily due to decreased audit costs and legal costs incurred related to the 2014 Litigation.

Cash Reserves. Total cash reserves were $1.0 million as of September 30, 2017. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee did not increase the cash reserves during the first nine months of 2017 and does not anticipate any increases in 2017.

Liquidity and Capital Resources

The Trust’s principal source of liquidity and capital is Royalty Income. The Trust’s distribution of income to Unit Holders is funded by Royalty Income after payment of Trust expenses. The Trust is not liable for any production costs or liabilities attributable to the Royalty. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance. If the Trustee determines that the Trust does not have sufficient funds to pay its liabilities, the Trustee may borrow funds on behalf of the Trust, in which case no distributions will be made to Unit Holders until such borrowings are repaid in full. The Trustee may not sell or dispose of any part of the assets of the Trust without the affirmative vote of 75% of all of the Units outstanding; however, the Trustee may sell up to 1% of the value of the Royalty (as determined pursuant to the Indenture) during any 12-month period without the consent of the Unit Holders.

2017 Capital Expenditure Budget

Burlington’s announced 2017 capital plan for the Subject Interests anticipated capital expenditures of $1.7 million, of which $0.64 million was to be allocated to 10 maintenance and facilities projects, $0.42 million allocated to three well recompletions, and $0.64 million allocated to 10 facilities projects attributable to the budgets for prior years. Primarily due to depressed pricing for natural gas, Burlington did not allocate any capital expenditures for 2017 to its drilling program in the San Juan Basin. Existing wells will continue to be operated.

Actual capital expenditures by Burlington for the first nine months of 2017 totaled $397,934. Burlington also credited the Trust with $1.0 million for a reversal of accrued capital expenses.

Following the sale to Hilcorp, the budget for capital expenditures for the Subject Interests for the remainder of 2017 is subject to change, which could include increases to capital expenditures that may adversely affect Distributable Income.

Oil and Natural Gas Production

Royalty Income for the quarter ended September 30, 2017 is associated with actual oil and natural gas production during May 2017 through July 2017 from the Subject Interests. Royalty Income for the nine months ended September 30, 2017 is associated with actual gas and oil production during November 2016 through July 2017 from the Subject Interests.

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,
	2017		2016
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,470,208	16,894	6,815,105	21,563
Royalty	2,911,089	7,374	2,397,847	7,422
Average Price (per Mcf/Bbl)	$2.54	$34.71	$1.89	$33.94

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the nine months ended September 30, 2017 and 2016 were as follows:

	For the Nine Months Ended September 30,
	2017		2016
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	19,314,802	46,525	20,817,077	56,788
Royalty	8,671,241	20,453	5,529,372	15,453
Average Price (per Mcf/Bbl)	$2.70	$36.37	$1.70	$28.59

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

The fluctuations in natural gas production that have occurred during the three-month and nine-month periods ended September 30, 2017 and 2016, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Burlington or Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the first nine months of 2017.

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

Information Regarding Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “goal,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of Compass Bank, the Trustee and by Hilcorp, the owner of the working interest through the reporting period, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, expect as required by applicable law.

Hilcorp Information

As a holder of a net overriding royalty interest, the Trust relies on Hilcorp for information regarding Hilcorp and its affiliates; the Subject Interests, including the operations, acreage, well and completion count, working interests, production volumes, sales revenues, capital expenditures, operating expenses, reserves, drilling plans, drilling results and leasehold terms related to the Subject Interests, and factors and circumstances that have or may affect the foregoing. See Part I, Item 4. Controls and Procedures.

In a July 31, 2017 news release, ConocoPhillips announced that the sale of its San Juan Basin assets to Hilcorp, which includes the Subject Interests, closed on July 31, 2017. ConocoPhillips informed the Trust that the last production month for which ConocoPhillips was responsible was July 2017 and therefore the last monthly distribution report that the Trust received from ConocoPhillips was for September 2017. In October 2017, the Trust received the distribution report from Hilcorp. Hilcorp’s reporting of revenue and expenses may differ from ConocoPhillips’ reporting. Hilcorp does not have all of the revenue and expense decks for August 2017 installed and therefore does not have the appropriate detail to provide actual revenue and expense numbers for the October 2017 distribution. Therefore, Hilcorp estimated the October 2017 distribution based on the prior months’ distribution detail provided by Burlington and rounded to the nearest thousand. Hilcorp has informed the Trust that Hilcorp may also need to use estimated revenue and expense numbers in order to calculate distributions for subsequent months. Once Hilcorp has all of the revenue and expense decks installed, Hilcorp will reconcile the actual revenue and expense numbers versus the estimated numbers and true-up any distributions, as needed. Such estimations and reconciliations by Hilcorp may result in adjustments to future distributions to Unit Holders.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risk during 2017. For information on our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures.

The Trust maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Due to the pass-through nature of the Trust, Burlington, as operator of the Subject Interests through July 31, 2017 (and consequently through the September 2017 reporting period), provided much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the SEC. Consequently, the Trust’s ability to timely disclose relevant information in its periodic reports will be dependent upon Burlington’s delivery of such information. Accordingly, the Trust maintains disclosure controls and procedures designed to ensure that Burlington and Hilcorp accurately and timely accumulate and deliver such relevant information to the Trustee and those who participate in the preparation of the Trust’s periodic reports to allow for the preparation of such periodic reports and any decisions regarding disclosure.

The Indenture does not require Hilcorp to update or provide information to the Trust. However, the Conveyance transferring the Royalty to the Trust obligates Hilcorp to provide the Trust with certain information, including information concerning calculations of net proceeds owed to the Trust. Pursuant to the settlement of litigation in 1996 between the Trust and Burlington, Burlington agreed to newer, more formal financial reporting and audit procedures as compared to those provided in the Conveyance. In connection with the Hilcorp transaction, the Trust and its third party compliance auditors have been coordinating with Hilcorp to transition these controls and procedures.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of September 30, 2017 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Burlington and Hilcorp to deliver timely and accurate information to the Trust.

Additionally, during the quarter ended September 30, 2017 there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

Burlington, a wholly-owned subsidiary of ConocoPhillips, was the principal operator of the Subject Interests until July 31, 2017, when Hilcorp announced that it completed its acquisition of the Subject Interests from ConocoPhillips, and as a result, Hilcorp or its affiliate(s) replaced Burlington as the principal operator of the Subject Interests. Although ConocoPhillips, on behalf of Burlington, must require Hilcorp to assume Burlington’s obligations with respect to the Subject Interests, the Hilcorp acquisition may not necessarily be in the best interests of the Trust and the Unit Holders. The Subject Interests will continue to be subject to the Royalty following the Hilcorp transaction, but the Distributable Income will now be calculated and paid by Hilcorp. The Trust is in the process of transitioning certain reporting processes and procedures to Hilcorp, which transition could result in administrative disruptions for the Trust. Hilcorp may lack Burlington’s experience in the Subject Interests or its creditworthiness. Furthermore, the Hilcorp acquisition may increase the Trust’s general and administrative expenses in the form of increased accounting, audit, legal, and administrative costs. Hilcorp may also increase the budget for capital expenditures for the Subject Interests, which may adversely affect Distributable Income. Hilcorp’s reporting of revenue and expenses may differ from ConocoPhillips’ reporting. Finally, Hilcorp informed the Trust that, due to the transition from Burlington, Hilcorp will estimate revenue and expenses for purposes of the October 2017 distribution of Distributable Income to the Unit Holders and also potentially for subsequent distributions. Hilcorp will reconcile estimated and actual revenue and expense numbers once Hilcorp installs its revenue and expense decks, although Hilcorp has not indicated when such reconciliation may occur. Such estimations and reconciliations by Hilcorp may result in adjustments to future distributions to Unit Holders.

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

EXHIBIT INDEX

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 9, 2017, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 9, 2017, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Joshua R. Peterson
Joshua R. Peterson
Vice President and Senior Trust Officer

Date: November 9, 2017

(The Trust has no directors or executive officers.)