Form 10-Q
period 2018-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2018-05-10
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2018

or

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

Number of Units of beneficial interest outstanding at May 10, 2018: 46,608,796

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Cash and short-term investments	$2,435,597	$4,415,851
Net overriding royalty interest in producing oil and natural gas properties (net of accumulated amortization of $126,939,485 and $126,698,148 at March 31, 2018 and December 31, 2017, respectively)	6,336,043	6,577,380

	$8,771,640	$10,993,231

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$1,435,597	$3,415,851
Cash reserves	1,000,000	1,000,000
Trust corpus—46,608,796 Units of beneficial interest authorized and outstanding	6,336,043	6,577,380

	$8,771,640	$10,993,231

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
	Three Months Ended March 31,
	2018	2017
Royalty income	$6,646,813	$8,608,220
Interest income	5,288	1,383

Total income	6,652,101	8,609,603
Expenditures – General and Administrative	(424,702)	(462,593)

Distributable income	$6,227,399	$8,147,010

Distributable Income per Unit (46,608,796 Units)	$0.133610	$0.174796

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Trust corpus, beginning of period	$6,577,380	$7,784,379
Amortization of net overriding royalty interest	(241,337)	(321,093)
Distributable income	6,227,399	8,147,010
Distributions declared	(6,227,399)	(8,147,010)

Trust corpus, end of period	$6,336,043	$7,463,286

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1.	Basis of Presentation

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of Compass Bank, the trustee of the Trust (the “Trustee”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2018 and December 31, 2017 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2018 and 2017. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•	The net proceeds attributable to the 75% net overriding royalty interest (the “Royalty”) that burdens certain oil and gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”) recorded for a month is the amount computed and paid by the present owner of the Subject Interests, Hilcorp San Juan L.P. (“Hilcorp”), to the Trustee for the Trust. Royalty Income consists of the proceeds received by Hilcorp from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by Hilcorp for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty Income paid to the Trust and the distribution to Unit Holders for that month.

•	Although permitted under the Conveyance, Hilcorp has informed the Trust that, for wells operated by Hilcorp, it generally did not intend to accrue lease operating expenses to the Trust.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty Income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•	The conveyance which transferred the Royalty to the Trust provides that any excess of production costs applicable to the Subject Interests over gross proceeds from such properties must be recovered from future net proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess production costs if future gross proceeds from the Subject Interests are insufficient to cover such costs.

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements, which includes the provision of the new revenue recognition standard in ASU 2014-09. The Trustee has determined that there are no additional disclosures required based on the Trust’s method of accounting. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The Trustee routinely reviews its royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the assets as of March 31, 2018.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of March 31, 2018, the Trust’s tax years 2014 and thereafter remain subject to examination.

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

The sale of San Juan Basin assets from Burlington to Hilcorp closed on July 31, 2017. Hilcorp informed the Trust that, due to the transition from Burlington, Hilcorp did not have all of the revenue decks installed and did not have the appropriate detail to provide actual revenue numbers. Therefore, Hilcorp estimated its revenue for the August 2017 through November 2017 production months (October 2017 through January 2018 Trust months). Hilcorp intends to reconcile the actual revenue and severance tax numbers versus the estimated numbers and true-up any distributions, as needed, but Hilcorp has not indicated when such reconciliation will occur. Such estimations and reconciliations by Hilcorp may result in adjustments to future distributions to the Unit Holders.

4.	Settlements and Litigation

For information about the 2014 Litigation, see Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2017.

5.	Subsequent Events

None.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Conveyance and the Royalty

Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) effective November 1, 1980, Southland conveyed the Royalty that burdens the Subject Interests in properties located in the San Juan Basin of northwestern New Mexico. Subsequent to the Conveyance of the Royalty, through a series of sales, assignments and mergers, Southland’s successor became Hilcorp, which acquired the Subject Interests from Burlington Resources Oil & Gas Company LP (“Burlington”), an indirect wholly-owned subsidiary of ConocoPhillips on July 31, 2017.

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

Results of Operations – Three Months Ended March 31, 2018 and 2017

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three months ended March 31, 2018 and 2017 was determined as shown in the following table:

	Three Months Ended March 31,
	2018		2017
Gross proceeds from the Subject Interests:
Natural Gas	$15,543,608	(1)	$19,328,862
Oil	661,303	(1)	468,541
Other	1,000,000	(2)	—

Total	17,204,911		19,797,403
Production Costs:
Severance tax – natural gas	1,746,554	(1)	2,004,126
Severance tax – oil	60,360	(1)	45,825
Other	(3,547	)(3)	—
Lease operating expense and property tax	6,205,013		6,075,145
Capital expenditures	334,113		194,680

Total	8,342,493		8,319,776

Net profits	8,862,418		11,477,627
Net overriding royalty interest	75%		75%

Royalty Income	$6,646,813		$8,608,220

(1)	Due to the transition from Burlington, Hilcorp estimated the oil and natural gas revenue and severance taxes for the January 2018 distribution based on information provided by Burlington.
(2)	Additional proceeds based on Hilcorp’s increased revenue estimate for the January 2018 Distribution.
(3)	Credit for duplicate charge.

The Royalty Income distributed to the Trust for the three months ended March 31, 2018 was lower than that distributed during the same period of 2017 due primarily to lower natural gas prices. The average natural gas price decreased from $2.93 per Mcf for the three months ended March 31, 2017, to $2.03 per Mcf for the three months ended March 31, 2018.

Gross Proceeds from Subject Interests. Total Gross proceeds decreased $2.59 million or 13% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily attributable to lower natural gas prices.

Capital Expenditures. Capital expenditures increased by $0.14 million or approximately 72% for the three months ended March 31, 2018 compared to the three months March 31, 2017. The increase was primarily attributable to Hilcorp’s planned spending for well recompletion and facility projects.

Severance Taxes. Aggregate severance taxes decreased approximately $0.24 million or approximately 12% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily attributable to lower gross proceeds during this period. Severance taxes represented approximately 11% of gross proceeds for the three months ended March 31, 2018, compared to approximately 10% for the same period of 2017.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $0.13 million or approximately 2% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily because of differences between operators over the comparison periods.

Monthly lease operating expenses of the Subject Interests, including property taxes, in first quarter 2018 averaged approximately $2.07 million, as compared to $2.03 million in the first quarter of 2017.

Distributable Income

	Three Months Ended March 31,
	2018	2017
Royalty income	$6,646,813	$8,608,220
Interest income	5,288	1,383

Total income	6,652,101	8,609,603
Expenditures – general and administrative	(424,702)	(462,593)

Distributable income	$6,227,399	$8,147,010

Distributable income per Unit (46,608,796 Units)	$0.133610	$0.174796

Distributable Income. Distributable Income decreased by approximately $1.92 million or approximately 24% to $6.23 million ($0.133610 per Unit) for the three months ended March 31, 2018 from $8.15 million ($0.174796 per Unit) for the three months ended March 31, 2017. The decrease in Distributable Income was primarily attributable to lower natural gas prices.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2018 were as follows:

January	$0.066844
February	0.035965
March	0.030801

Quarter Total	$0.133610

Interest Income. Interest income was higher for the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to higher yields on short-term investments.

General & Administrative Expenses. General and administrative expenses decreased approximately $0.04 million or approximately 8% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily attributable to differences in timing in the receipt and payment of certain expenses.

Cash Reserves. Total cash reserves were $1.00 million as of March 31, 2018. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee did not increase the cash reserves during 2017 and does not anticipate any increases in 2018.

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

Oil and Natural Gas Production

Royalty Income for the quarter ended March 31, 2018 is associated with estimated oil and natural gas production for November 2017 and actual oil and natural gas production for December 2017 and January 2018 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018		2017
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	7,660,516	14,373	6,605,953	13,100
Royalty	3,103,857	8,911	3,161,814	6,093
Average Price (per Mcf/Bbl)	$2.03	$46.01	$2.93	$35.77

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

The fluctuations in natural gas production that have occurred during the three-month period ended March 31, 2018 and 2017, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Due to the transition from Burlington, Hilcorp did not have all of the revenue decks installed and did not have the appropriate detail to provide actual revenue numbers for the November 2017 production month. Hilcorp will reconcile the actual revenue and severance tax numbers versus the estimated numbers and true-up any distributions, as needed.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the first quarter of 2018.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 1 Basis of Presentation and Part II, Item 8. Financial Statements and Supplemental Data contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The sale of San Juan Basin assets from Burlington to Hilcorp closed on July 31, 2017. Due to the transition, Hilcorp estimated revenue for the August 2017 through November 2017 production months (October 2017 through January 2018 Trust months). Hilcorp will reconcile the actual revenue and severance tax numbers versus the estimated numbers and true-up any distributions, as needed. Such estimations and reconciliations by Hilcorp may result in adjustments to future distributions to Unit Holders.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risk during 2018. For information on our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures.

The Trust maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Due to the pass-through nature of the Trust, Hilcorp provides much of the information disclosed in this Form 10-Q and the other periodic reports filed by the Trust with the SEC. Consequently, the Trust’s ability to timely disclose relevant information in its periodic reports will be dependent upon Hilcorp’s delivery of such information. Accordingly, the Trust maintains disclosure controls and procedures designed to ensure that Hilcorp accurately and timely accumulates and delivers such relevant information to the Trustee and those who participate in the preparation of the Trust’s periodic reports to allow for the preparation of such periodic reports and any decisions regarding disclosure.

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

The Trustee has evaluated the Trust’s disclosure controls and procedures as of March 31, 2018 and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information related to the Trust is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In reaching its conclusion, the Trustee has considered the Trust’s dependence on Hilcorp to deliver timely and accurate information to the Trust.

Additionally, during the quarter ended March 31, 2018 there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Part I, Item 1. Unaudited Financial Statements, Note 4 Settlements and Litigation, which is incorporated by reference into this Part II. Item 1, as well as the discussion in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A.	Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2017 for a discussion of additional risk factors which could materially affect the Trust’s business, financial condition or future results.

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

EXHIBIT INDEX

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on October 1, 2002, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 10, 2018, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2018, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

	By:	/s/ Joshua R. Peterson
Joshua R. Peterson
Vice President and Senior Trust Officer
Date: May 10, 2018

(The Trust has no directors or executive officers.)