Form 10-Q
period 2018-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2018-08-09
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas (State or other jurisdiction of incorporation or organization)	75-6279898 (I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of Units of beneficial interest outstanding at August 9, 2018: 46,608,796

PART I. FINANCIAL INFORMATION

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Cash and short-term investments	$1,027,877	$4,415,851
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $127,118,178 and $126,698,148 at June 30, 2018 and December 31, 2017, respectively)	6,157,350	6,577,380

	$7,185,227	$10,993,231

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$27,877	$3,415,851
Cash reserves	1,000,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	6,157,350	6,577,380

	$7,185,227	$10,993,231

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Royalty income	$2,990,520	$6,450,981	$9,637,333	$15,059,201
Interest income	3,954	1,476	9,242	2,859

Total income	2,994,474	6,452,457	9,646,575	15,062,060
General and administrative expenses	(462,585)	(471,025)	(887,287)	(933,619)
Increase in cash reserves	—	—	—	—

Distributable income	$2,531,889	$5,981,432	$8,759,288	$14,128,441

Distributable income per Unit (46,608,796 Units)	$0.054322	$0.128333	$0.187932	$0.303129

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Trust corpus, beginning of period	$6,336,043	$7,463,286	$6,577,380	$7,784,379
Amortization of net overriding royalty interest	(178,693)	(256,878)	(420,030)	(577,971)
Distributable income	2,531,889	5,981,432	8,759,288	14,128,441
Distributions declared	(2,531,889)	(5,981,432)	(8,759,288)	(14,128,441)

Trust corpus, end of period	$6,157,350	$7,206,408	$6,157,350	$7,206,408

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1.    Basis of Presentation

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of Compass Bank, the trustee of the Trust (the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2018 and December 31, 2017 and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2018 and 2017. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•

The net proceeds attributable to the 75% net overriding royalty interest (the “Royalty”) that burdens the Subject Interests recorded for a month is the amount computed and paid by Hilcorp to the Trustee for the Trust. Royalty Income consists of the proceeds received by Hilcorp from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by Hilcorp for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty Income paid to the Trust and the distribution to Unit Holders for that month. See the sections entitled “Gross Proceeds and Severance Tax True-ups” and “Outstanding Months to be Reconciled/Trued-up” in Note 3 Commitments and Contingencies and Item 4 of Part I of this Quarterly Report on Form 10-Q entitled “Controls and Procedures” for a more detailed explanation of the true-up process for net income reporting and distributions to Unit Holders.

•

Although permitted under the Net Overriding Royalty Conveyance that transferred the Royalty to the Trust (the “Conveyance”), Hilcorp has informed the Trust that, for wells operated by Hilcorp, it does not intend to accrue lease operating expenses to the Trust.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty Income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•

The Conveyance provides that any excess production costs applicable to the Subject Interests over gross proceeds from such properties must be recovered from future net proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess production costs if future gross proceeds from the Subject Interests are insufficient to cover such costs.

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements, which include the provision of the new revenue recognition standard in ASU 2014-09. The Trust has evaluated the impact of ASC 842, Leases, and determined that this standard has no impact on the Trust’s financial statements.

The Trustee has determined that there are no additional disclosures required based on the Trust’s method of accounting. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of June 30, 2018.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of June 30, 2018, the Trust’s tax years 2014 and thereafter remain subject to examination.

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

Gross Proceeds and Severance Tax Estimates. The sale of the Subject Interests from Burlington to Hilcorp closed on July 31, 2017. The Trust has been advised by Hilcorp that during the transition period since its acquisition of the Subject Interests that there has been a delay in the transfer of historical information and knowledge from Burlington to Hilcorp. During this transition, the Trust has been advised by Hilcorp that it has recorded estimates of cash revenues and expenses based on the best information available. Hilcorp has informed the Trust that it believes that its estimates have been prepared in accordance with the Conveyance. Hilcorp’s process of reconciling actual revenue and severance tax numbers versus previously reported estimated numbers (which the Trust refers to as “true-ups” or “actualizations”)

from prior periods during fiscal 2017 are still occurring and being reported in 2018. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ actualizations, plus interest due to the Trust. Generally, there is a two or three month lag in Hilcorp actualizing previously reported estimated financial information; however, Hilcorp has notified the Trustee that as of the date of this Quarterly Report, it will still need to actualize the previously reported estimated natural gas production (and for the Trust distribution month of January 2018, oil production) and related financial information for the trust distribution months of December 2017, January 2018 and June 2018, and, therefore, possibly adjust future distributions of net proceeds to reflect such true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment has occurred.

The Trust has been advised by Hilcorp that as a result of its continued transitioning of historic information and knowledge from Burlington to Hilcorp, Hilcorp estimated the oil and natural gas revenue and severance taxes for the October 2017 through January 2018 distribution months. Hilcorp also estimated the revenue (natural gas only) and severance taxes for the May 2018 distribution and the oil and natural gas revenue and severance taxes for the June 2018 distribution. Hilcorp included an additional $1.00 million in “Other” revenue in the gross proceeds estimates for each of the October, November and December 2017 and January 2018 distribution months. Hilcorp included the $1.00 million in “Other” gross proceeds based on Hilcorp’s estimated increased production. However, such proceeds were subsequently offset due to lower pricing.

Gross Proceeds and Severance Tax True-ups. Hilcorp has reconciled actual revenue (referred to as “actualizing” revenue) and severance tax numbers versus the estimated numbers (referred to as “true-ups”) and adjusted the distributions for certain months. More specifically, the May 2018 distribution included a true-up of the estimates used in the October 2017 distribution. The June 2018 distribution included a true-up of the estimates used in the November 2017 and May 2018 distributions. The true-ups of the October 2017 and November 2017 distributions each include a $1.00 million reduction of “Other” gross proceeds. Hilcorp included the $1.00 million in “Other” gross proceeds based on Hilcorp’s estimated increased production. However, such proceeds were subsequently offset due to lower pricing.

The July 2018 distribution included an oil true-up of estimates used in the December 2017 and June 2018 distributions.

Outstanding Months to be Reconciled/Trued-up. As of the date of this Quarterly Report, Hilcorp has not actualized the natural gas gross proceeds (and for the Trust distribution month of January 2018, oil proceeds) and severance tax estimates used to calculate the distributions to the Trust’s Unit Holders for the December 2017, January 2018, and June 2018 distribution months. Upon Hilcorp’s actualizations of the prior estimates paid to the Trust, any true-ups, plus interest, may result in adjustments to future distributions to Unit Holders.

4.     Settlements and Litigation

For information about the Trust’s 2014 litigation with Burlington, see Part I, Item 3. Legal Proceedings in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

5.    Subsequent Events

The July 2018 distribution included an oil true-up of estimates used in the December 2017 and June 2018 distributions. The true-up resulted in a $60 thousand reduction in net proceeds.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980 between Southland Royalty Company (“Southland”) and The Fort Worth National Bank. Effective as of September 30, 2002, the original indenture governing the Trust was amended and restated and, effective as of December 12, 2007, the restated indenture was again amended and restated, which the Trust refers to as the “Indenture.” As a result of a series of mergers and other transactions involving the Trustee of the Trust, the current Trustee of the Trust is Compass Bank, which is a wholly-owned subsidiary of Banco Bilbao Vizcaya Argentaira, S.A.

The Conveyance and the Royalty

Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) effective November 1, 1980, Southland conveyed the Royalty that burdens the Subject Interests in properties located in the San Juan Basin of northwestern New Mexico to the Trust. Subsequent to the Conveyance of the Royalty, through a series of sales, assignments and mergers, Southland’s successor became Hilcorp, which acquired the Subject Interests from Burlington Resources Oil & Gas Company LP (“Burlington”), an indirect wholly-owned subsidiary of ConocoPhillips, on July 31, 2017.

The Royalty constitutes the principal asset of the Trust. The beneficial interest in the Royalty is divided into 46,608,796 units (the “Units”) representing undivided fractional interests in the beneficial interest of the Trust equal to the number of shares of the common stock of Southland outstanding as of the close of business on November 3, 1980. Each stockholder of Southland of record at the close of business on November 3, 1980 received one freely tradable Unit for each share of the common stock of Southland then held. Holders of Units in the Trust are referred to herein as “Unit Holders.”

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

Hilcorp

Hilcorp is the principal operator of the majority of the Subject Interests. Hilcorp is also responsible, subject to the terms of a prior agreement with the Trust, for marketing the oil and natural gas production from such properties, either under existing sales contracts or under future arrangements, at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. A very high percentage of the Royalty Income is attributable to the production and sale by Hilcorp of natural gas from the Subject Interests. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Royalty Income distributed by the Trust and, by extension, the price of the Units.

Results of Operations – Three Months Ended June 30, 2018 and 2017

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and six months ended June 30, 2018 and 2017 was determined as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross proceeds from the Subject Interests:
Natural Gas	$14,388,363	$16,411,330	$29,931,971	$35,740,192
Oil	886,592	637,442	1,547,895	1,105,983
Other	(2,000,000)	—	(1,000,000)	—

Total	13,274,955	17,048,772	30,479,866	36,846,175

Production Costs:
Severance tax – gas	2,026,247	1,689,378	3,772,801	3,693,504
Severance tax – oil	88,909	61,740	149,269	107,566
Other	(187)		(3,734)
Lease operating expense and property tax	7,055,793	6,615,790	13,260,805	12,690,934
Capital expenditures	116,834	80,556	450,948	275,236

Total	9,287,596	8,447,464	17,630,089	16,767,240

Net profits	3,987,359	8,601,308	12,849,777	20,078,935
Net overriding royalty interest	75%	75%	75%	75%

Royalty Income	$2,990,520	$6,450,981	$9,637,333	$15,059,201

Due to the transition to Hilcorp from Burlington, portions of the Royalty Income in the table above for the three and six months ended June 30, 2018, and for the December 2017 distribution month, consist of estimated oil and natural gas gross proceeds and true-ups from prior month distributions. See Part I, Item 1. Unaudited Financial Statements, Note 3 Commitments and Contingencies, for a discussion of the gross proceeds estimates and true-ups.

The Royalty Income distributed to the Trust for both the three and six months ended June 30, 2018 was lower than that distributed during the same periods of 2017 due primarily to lower natural gas prices and to reductions in revenue due to Hilcorp’s true-ups based on actual revenue and severance tax numbers versus estimated revenue and severance tax numbers. The average natural gas price decreased from $2.63 per Mcf for the three months ended June 30, 2017, to $1.65 per Mcf for the three months ended June 30, 2018, and the average natural gas price decreased from $2.78 per Mcf for the six months ended June 30, 2017, to $1.83 per Mcf for the six months ended June 30, 2018. The decrease was primarily attributable to lower natural gas prices.

Gross Proceeds from Subject Interests. Total Gross proceeds decreased $3.77 million or 22% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and decreased $6.37 million or 17% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily attributable to lower natural gas prices and to a reduction of revenue due to Hilcorp’s true-ups of estimated versus actual revenue and severance tax numbers for prior reported distribution months in 2017 and 2018.

Capital Expenditures. Capital expenditures increased $0.04 million or approximately 45% for the three months ended June 30, 2018 compared to the three months June 30, 2017 and increased $0.18 million or approximately 64% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to Hilcorp’s planned spending for well recompletion and facility projects.

Severance Taxes. Aggregate severance taxes increased $0.36 million or approximately 21% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and increased $0.12 million or approximately 3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to Hilcorp not applying certain tax exemptions during this time period. Severance taxes represented approximately 16% of gross proceeds for the three months ended June 30, 2018, compared to approximately 10% for the same period of 2017. Severance taxes represented approximately 13% of gross proceeds for the six months ended June 30, 2018 compared to 10% for the same period of 2017. The increase was primarily attributable to Hilcorp not applying certain tax exemptions during this time period.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $0.44 million or approximately 7% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and increased $0.57 million or approximately 4% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily because of differences between operators over the comparison periods in addition to increased activity at the Subject Interests by Hilcorp. Natural gas production from the Subject Interests increased approximately 40% for the three months ended June 30, 2018 and approximately 27% for the six months ended June 30, 2018 as compared to the same periods in 2017, respectively.

Monthly lease operating expenses of the Subject Interests, including property taxes, in second quarter 2018 averaged approximately $2.35 million, as compared to $2.21 million in the second quarter of 2017. Monthly lease operating expenses of the Subject Interests, including property taxes, in the first half of 2018 averaged approximately $2.2 million, as compared to $2.1 million in the first half of 2017.

Distributable Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Royalty Income	$2,990,520	$6,450,981	$9,637,333	$15,059,201
Interest Income	3,954	1,476	9,242	2,859

Total Income	2,994,474	6,452,457	9,646,575	15,062,060
Expenses – General and Administrative	(462,585)	(471,025)	(887,287)	(933,619)

Distributable Income	2,531,889	5,981,432	8,759,288	14,128,441

Distributable Income per Unit (46,608,796 Units)	$0.054322	$0.128333	$0.187932	$0.303129

Distributable Income. Distributable Income decreased by approximately $3.45 million or 58% to $2.53 million ($0.054322 per Unit) for the three months ended June 30, 2018 from $5.98 million ($0.128333 per Unit) for the three months ended June 30, 2017, which included aggregate true-ups in 2018 by Hilcorp of $1.74 million that decreased Royalty Income from $4.73 million to $2.99 million. Distributable Income decreased by approximately $5.37 million or 38% to $8.76 million (0.187932 per Unit) for the six months ended June 30, 2018 from $14.13 million ($0.303129 per Unit) for the six months ended June 30, 2017, which included aggregate true-ups in 2018 by Hilcorp of $1.74 million that decreased Royalty Income from $11.38 million to $9.64 million. Such decreases in Distributable Income were primarily attributable to lower natural gas prices and to a reduction of revenue due to Hilcorp’s true-ups of estimated versus actual revenue.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2018 were as follows:

April	$0.039193
May	0.014531
June	0.000598

Quarter Total	$0.054322

Interest Income. Interest income increased by approximately $2.5 thousand or approximately 168% to $3.95 thousand for the three months ended June 30, 2018 from approximately $1.48 thousand for the three months ended June 30, 2017. Interest income increased by approximately $6.38 thousand or approximately 223% to $9.24 thousand for the six months ended June 30, 2018 from approximately $2.86 thousand for the six months ended June 30, 2017. Such increases in interest income were primarily due to higher yields on short-term investments held by the Trust.

General & Administrative Expenses. General and administrative expenses decreased approximately $8 thousand or approximately 2% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and decreased approximately $46 thousand or approximately 5% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

Cash Reserves. Total cash reserves were $1.00 million as of June 30, 2018. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee did not increase the cash reserves during 2017 and does not anticipate any increases in 2018, although it cannot guarantee that the Trustee will not increase such cash reserves in the future.

Liquidity and Capital Resources

The Trust’s principal source of liquidity and capital is Royalty Income. The Trust’s distribution of income to Unit Holders is funded by Royalty Income after payment of Trust expenses. The Trust is not liable for any production costs or liabilities attributable to the Royalty. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance. If the Trustee determines that the Trust does not have sufficient funds to pay the Trust’s liabilities, the Trustee may borrow funds on behalf of the Trust, in which case no distributions will be made to Unit Holders until such borrowings are repaid in full. The Trustee may not sell or dispose of any part of the assets of the Trust without the affirmative vote of 75% of all of the Units outstanding; however, the Trustee may sell up to 1% of the value of the Royalty (as determined pursuant to the Indenture) during any 12-month period without the consent of the Unit Holders.

2018 Capital Expenditure Budget

Hilcorp has informed the Trust that the Hilcorp 2018 budget for capital expenditures for the Subject Interests is estimated to be $0.54 million and that it plans to continue to operate all existing wells.

Oil and Natural Gas Production

Royalty Income for the quarter ended June 30, 2018 is associated with actual oil and natural gas production for February 2018 and March 2018 (estimated then subsequently trued-up) and estimated oil and natural gas production for April 2018 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,
	2018		2017
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	8,708,810	18,134	6,238,641	16,531
Royalty	2,656,035	11,595	2,598,338	6,986
Average Price (per Mcf/Bbl)[1]	$1.97	$51.02	$2.63	$38.56
Average Price (per Mcf/Bbl)[2]	$1.65	$48.89	$2.63	$38.56

[1]	Reflects Average Price (per Mcf/Bbl) before revenue true-up.
[2]	Reflects Average Price (per Mcf/Bbl) after revenue true-up.

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the six months ended June 30, 2018 and 2017 were as follows:

	For the Six Months Ended June 30,
	2018		2017
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	16,369,326	32,507	12,844,594	29,632
Royalty	5,759,892	20,506	5,760,152	13,079
Average Price (per Mcf/Bbl)[1]	$2.00	$48.47	$2.78	$37.32
Average Price (per Mcf/Bbl)[2]	$1.83	$47.62	$2.78	$37.32

[1]	Reflects Average Price (per Mcf/Bbl) before revenue true-up.
[2]	Reflects Average Price (per Mcf/Bbl) after revenue true-up.

Portions of the production numbers and average sales prices in the table above for the three and six months ended June 30, 2018 consist of estimated oil and natural gas gross proceeds and true-ups. For a discussion of the gross proceeds estimates and true-ups, see the sections entitled “Gross Proceeds and Severance Tax True-ups” and “Outstanding Months to be Reconciled/Trued-up” in Part I, Item 1, Note 3 Commitments and Contingencies and Item 4 of Part I of this Quarterly Report on Form 10-Q entitled “Controls and Procedures” for a more detailed explanation of the true-up process for net income reporting and distributions to Unit Holders.

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust by Hilcorp, based upon estimated oil and natural gas production. Royalty Income for a calendar year is based on the actual natural gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Sales volumes attributable to the Royalty are determined by dividing the net profits by the Trust from the sale of oil and natural gas, respectively, by the prices received by Hilcorp for sales of such volumes from the Subject Interests, taking into consideration production taxes attributable to the Subject Interests. Because the oil and natural gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including Hilcorp’s capital expenditures and the timing of Hilcorp’s actualization of prior reported estimated oil and natural gas production data, the aggregate sales amounts from the Subject Interests may not provide a meaningful comparison to sales attributable to the Royalty. Future true-ups will impact future royalty proceeds, but will not change the reported amounts due to the accounting basis used.

The fluctuations in natural gas production that have occurred during the three-month and six-month periods ended June 30, 2018 and 2017, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the second quarter of 2018.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 1 Basis of Presentation and Part II, Item 8. Financial Statements and Supplemental Data contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Hilcorp Information

As a holder of a net overriding royalty interest, the Trust’s reporting of financial information is reliant upon Hilcorp accurately and timely reporting information regarding Hilcorp and its affiliates; the Subject Interests, including the operations, acreage, well and completion count, working interests, production volumes, sales revenues, capital expenditures, operating expenses, reserves, drilling plans, drilling results and leasehold terms related to the Subject Interests, and factors and circumstances that have or may affect the foregoing. See Part I, Item 4. Controls and Procedures.

Due to the transition to Hilcorp from Burlington, Hilcorp has estimated gross proceeds and severance tax and has performed true-ups for certain prior distribution months in 2017 and 2018. See Part I, Item 1. Unaudited Financial Statements, Note 3 Commitments and Contingencies.

There have been no material changes to the Trust’s market risk during 2018. For information on the Trust’s exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4.	Controls and Procedures.

The Trust maintains a system of internal disclosure controls and procedures that is designed to ensure that the information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In its evaluation of its disclosure controls and procedure, the Trustee has relied, to the extent considered reasonable, on information provided by Hilcorp, the owner of the properties. Consequently, the Trust’s ability to timely and accurately disclose relevant information in its periodic reports is dependent upon Hilcorp’s timely delivery of accurate oil and gas revenue and production cost information and, therefore, the net proceeds owed to the Trust.

The Net Overriding Royalty Conveyance (the “Conveyance”) that transferred the royalty to the Trust obligates Hilcorp to provide the Trust with certain financial and operational information, including information concerning calculations of net proceeds owed to the Trust. Pursuant to the settlement of litigation in 1996 between the Trust and Burlington Resources Oil & Gas Company LP (“Burlington”), an indirect wholly-owned subsidiary of ConocoPhillips, Burlington agreed to newer, more formal financial reporting and audit procedures as compared to those required to be provided by the Conveyance. As it did with Burlington, once the Trust receives the financial information from Hilcorp, the Trust engages independent public accountants, compliance auditors, attorneys and petroleum engineers in order to assist the Trustee to ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic reports. These outside professionals advise the Trustee in its review and compilation of this information for inclusion in this Form 10-Q and the other periodic reports provided by the Trust to the SEC.

The Trust has been advised by Hilcorp that during the transition period since its acquisition of the Subject Interests that there has been a delay in the transfer of historical information and knowledge from Burlington to Hilcorp. During this transition, the Trust has been advised by Hilcorp that it has recorded estimates of cash revenues and expenses based on the best information available. Hilcorp has informed the Trust that it believes that its estimates have been prepared in accordance with the Conveyance. As a result, AMS-PAR, the Trust’s compliance auditors, have had to audit vast amounts of new data in a largely unfamiliar format. This new data format has necessitated AMS-PAR to develop its own internal systems, processes, and tools to organize and interpret the vast amount of raw data so that it can make a meaningful analysis. Hilcorp is aware that the Trustee and AMS-PAR have had to implement additional processes. As a result, Hilcorp has informed the Trustee that Hilcorp has hired third-party consultants to help it through this transition. The Trustee and its third party compliance auditors have been coordinating with Hilcorp to ensure that Hilcorp can provide the required level of detail on a timely and accurate basis.

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance tax numbers versus previously reported estimated numbers (which the Trust refers to as “true-ups” or “actualizations”) from prior periods during fiscal 2017 are still occurring and being reported in 2018. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ actualizations, plus interest due to the Trust. Generally, there is a two or three month lag in Hilcorp actualizing previously reported estimated financial information; however, Hilcorp has notified the Trustee that as of the date of this Quarterly Report, it will still need to actualize the previously reported estimated natural gas production (and for the Trust distribution month of January 2018, oil production) and financial information for the trust distribution months of December 2017, January 2018 and June 2018, and, therefore, possibly adjust future distributions of net proceeds to reflect such true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment has occurred. Hilcorp has agreed to waive the interest on any overpayments (as required by the Conveyance) that are determined following such true-ups until June of 2019.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of June 30, 2018, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended June 30, 2018, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see Part I, Item 1. Unaudited Financial Statements, Note 4 Settlements and Litigation, which is incorporated by reference into this Part II. Item 1, as well as the discussion in Part I, Item 3. Legal Proceedings, of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A.	Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors,” in the Trust’s annual report on Form 10-K for the year ended December 31, 2017 for a discussion of additional risk factors which could materially affect the Trust’s business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2018, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2018, by Joshua R. Peterson, Vice President and Senior Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Joshua R. Peterson
Joshua R. Peterson
Vice President and Senior Trust Officer

Date: August 9, 2018

(The Trust has no directors or executive officers.)