Form 10-Q
period 2018-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2018-11-09
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File No. 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Compass Bank

300 W. 7th Street, Suite B

Fort Worth, Texas 76102

(Address of principal executive offices) (Zip Code)

(866) 809-4553

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of Units of beneficial interest outstanding at November 9, 2018: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and short-term investments	$902,091	$4,415,851
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $127,228,560 and $126,698,148 at September 30, 2018 and December 31, 2017, respectively)	6,046,968	6,577,380

	$6,949,059	$10,993,231

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$—	$3,415,851
Cash reserves	902,091	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	6,046,968	6,577,380

	$6,949,059	$10,993,231

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Royalty Income	$3,001,153	$15,120,298	(1)	$12,638,486	$30,179,499	(1)
Interest Income	4,648	2,446		13,890	5,305

Total income	3,005,801	15,122,744		12,652,376	30,184,804
General and administrative expenses	(273,736)	(286,756)		(1,161,023)	(1,220,375)
Decrease in cash reserves	97,909	—		97,909	—

Distributable Income	$2,829,974	$14,835,988		$11,589,262	$28,964,429

Distributable Income per Unit (46,608,796 Units)	$0.060718	$0.318308		$0.248650	$0.621437

(1)	Includes $7.5 million received for settlement of the 2014 Litigation and a $1.0 million gross credit for the reversal of accrued capital expenses.

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Trust corpus, beginning of period	$6,157,350	$7,206,408	$6,577,380	$7,784,379
Amortization of net overriding royalty interest	(110,382)	(287,797)	(530,412)	(865,768)
Distributable income	2,829,974	14,835,988	11,589,262	28,964,429
Distributions declared	(2,829,974)	(14,835,988)	(11,589,262)	(28,964,429)

Trust corpus, end of period	$6,046,968	$6,918,611	$6,046,968	$6,918,611

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

1.    Basis of Presentation

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of Compass Bank, the trustee of the Trust (the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2018 and December 31, 2017 and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2018 and 2017. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

•

Hilcorp has informed the Trust that oil revenue is typically reported to the Trust based on actual volumes and pricing and that due to timing, Hilcorp reports accrued natural gas revenues to the Trust based on actual production volumes from the meters. Generally, Hilcorp reconciles the natural gas revenue accruals with the plant processing statements the month following the previously reported financial information.

•	Trust expenses recorded are based on liabilities paid and cash reserves established from Royalty Income for liabilities and contingencies.

•	Distributions to Unit Holders are recorded when declared by the Trustee.

•

The Conveyance provides that any excess production costs applicable to the Subject Interests over gross proceeds from such properties must be recovered from future net proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess production costs if future gross proceeds from the Subject Interests are insufficient to cover such costs. Gross excess production costs were $140,780 as of September 30, 2018.

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements, which include the provisions of the new revenue recognition standard in ASU 2014-09. The Trust has evaluated the impact of ASC 842, Leases, and determined that this standard has no impact on the Trust’s financial statements.

Based upon the advice provided to the Trustee by consultants to the Trust, the Trustee has determined that there are no additional disclosures required based on the Trust’s method of accounting. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of September 30, 2018.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of September 30, 2018, the Trust’s tax years 2014 and thereafter remain subject to examination.

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

Gross Proceeds and Severance Tax Estimates. The sale of the Subject Interests from Burlington to Hilcorp closed on July 31, 2017. The Trust has been advised by Hilcorp that during the transition period since its acquisition of the Subject Interests that there has been a delay in the transfer of historical information and knowledge from Burlington to Hilcorp. During this transition, the Trust has been advised by Hilcorp that for certain months it has recorded estimates of cash revenues and expenses, based on the best information available. Hilcorp has informed the Trust that it believes that its estimates have been prepared in accordance with the Conveyance.

Hilcorp’s process of reconciling actual revenue and severance tax numbers versus previously reported estimated numbers (which the Trust refers to as “true-ups”) from prior periods during fiscal 2017 are still occurring and being reported in 2018. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups, plus interest due to the Trust. Generally, there is a two or three month lag in Hilcorp truing-up previously reported estimated financial information; however, Hilcorp has notified the Trustee that as of the date of this Quarterly Report, it will still need to true-up the previously reported natural gas production (and for the trust distribution months of January and October 2018, oil production) and financial information for the trust distribution months of January 2018 and June through October 2018 and, therefore, possibly adjust future distributions of net proceeds to reflect such true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment has occurred.

The Trust has been advised by Hilcorp that as a result of its continued transitioning of historic information and knowledge from Burlington to Hilcorp, Hilcorp estimated the oil and natural gas revenue and severance taxes for the October 2017 through January 2018 distribution months. Hilcorp included an additional $1.0 million in “Other” revenue in the gross proceeds estimates for each of the October, November and December 2017 and January 2018 distribution months based on Hilcorp’s estimated increased natural gas production. However, such “Other” proceeds were subsequently offset due to lower natural gas pricing.

Gross Proceeds and Severance Tax True-ups. Hilcorp has reconciled actual revenue and severance tax numbers versus the previously reported numbers (referred to as “true-ups”) and adjusted the distributions for certain months. More specifically, the July 2018 distribution included a true-up of oil production used in the December 2017 and June 2018 distributions which totaled a net reduction of $60,000. The August 2018 distribution included a true-up of oil production used in the July 2018 distribution resulting in a net increase of $41,000. The September 2018 distribution included a true-up of natural gas production used in the December 2017 distribution which resulted in a net decrease of $92,000.

Outstanding Months to be Reconciled/Trued-up. As of the date of this Quarterly Report, Hilcorp has not yet trued-up the previously reported natural gas production (and for the trust distribution months of January and October 2018, oil production) and financial information for the trust distribution months of January 2018 and June through October 2018. Furthermore, Hilcorp has not yet trued-up the $1.0 million in “Other” gross proceeds included in both the December 2017 and January 2018 distributions. Upon Hilcorp’s true-ups of the prior estimates paid to the Trust, any true-ups, plus interest, may result in adjustments to future distributions to Unit Holders.

4.     Settlements and Litigation

For information about the Trust’s 2014 litigation with Burlington, see Part I, Item 3. Legal Proceedings in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

5.    Subsequent Events

Reversal of Capital Expenditures for Well Recompletions. In September 2018, the Trustee reported that, based on capital expenditure amounts charged by Hilcorp to the Subject Interests, it would not declare a monthly cash distribution to Unit holders primarily because of excess capital expenditures in the July 2018 production month. Following the excess production costs Hilcorp charged to the Trust in the July 2018 production month that resulted in no distribution being paid by the Trust to Unit holders in September 2018, at the Trustee’s request, the Trust’s external compliance auditors investigated the increased capital expenditures for additional well recompletions charged to the Trust. Upon review of the information Hilcorp provided to the Trust, they discovered, and subsequently informed Hilcorp that the Trust’s 75% net overriding royalty interest did not burden Hilcorp’s working interest in certain wells for which the Trust was charged recompletion capital expenditures. As a result, such expenditures should not have been charged to the Trust. Hilcorp’s royalty payment calculation in its October 2018 report to the Trust included a gross approximately $2.4 million reversal of such capital expenditures, plus interest, along with the recoupment by Hilcorp of $140,780 in gross excess production costs from the September 2018 distribution month.

2018 Capital Expenditure Budget—Second Revised. Hilcorp is reviewing its Revised 2018 Capital Expenditure Plan that the Trust disclosed on September 20, 2018, to determine how much of the disclosed future capital expenses would remain attributable to the Trust. The Trust intends to continue to disclose promptly such information to its Unit Holders following receipt and verification.

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

Results of Operations – Three Months Ended September 30, 2018 and 2017

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and nine months ended September 30, 2018 and 2017 was determined as shown in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Gross proceeds from the Subject Interests:
Natural Gas	$15,103,981		$16,466,051		$45,035,952		$52,206,242
Oil	624,120		586,312		2,172,015		1,692,296
Other	507,000	(1)	9,998,201	(2)	(493,000	) (4)	9,998,201	(2)

Total	16,235,101		27,050,564		46,714,967		63,896,739
Production Costs:
Severance tax – gas	2,036,314		1,727,011		5,809,115		5,420,515
Severance tax – oil	43,931		55,076		193,200		162,641
Other	—		(1,000,000	)(3)	(3,734)		(1,000,000	)(3)
Lease operating expense and property tax	7,482,530		5,985,383		20,743,335		18,676,317
Capital expenditures	2,811,568		122,697		3,262,516		397,934

Total	12,374,343		6,890,167		30,004,432		23,657,407

Production costs in excess of gross proceeds	140,780		—		140,780		—

Net profits	4,001,538		20,160,397		16,851,315		40,239,332
Net overriding royalty interest	75%		75%		75%		75%

Royalty Income	$3,001,153		$15,120,298		$12,638,486		$30,179,499

1.	Estimated income from outside operated properties.

2.	Includes $7.5 million ($10.0 million gross up) received for settlement of the 2014 Litigation offset by $1,799 for Burlington’s revenue adjustment for gas imbalance settlements.

3.	Credit by Burlington for reversal of accrued capital expenses.

4.

Reflects $1.0 million in estimated additional revenue received in the Trust month of January 2018 and $507,000 in estimated income for outside operated properties received in the third quarter of 2018, offset by a $2.0 million reduction due to the reversal of the $1.0 million gross revenue estimate received in Trust months October and November 2017.

Due to the transition to Hilcorp from Burlington, portions of the Royalty Income in the table above for the three and nine months ended September 30, 2018 consist of estimated oil and natural gas gross proceeds and true-ups from prior month distributions. See Part I, Item 1. Unaudited Financial Statements, Note 3 Commitments and Contingencies, for a discussion of the gross proceeds estimates and true-ups.

The Royalty Income distributed to the Trust for both the three and nine months ended September 30, 2018 was lower than that distributed during the same periods of 2017 due primarily to lower natural gas prices, reductions in revenue due to Hilcorp’s true-ups, and the $7.5 million settlement amount received from Burlington in September 2017 with respect to the 2014 Litigation. The average natural gas price decreased from $2.54 per Mcf for the three months ended September 30, 2017, to $1.76 per Mcf for the three months ended September 30, 2018, and the average natural gas price decreased from $2.70 per Mcf for the nine months ended September 30, 2017, to $1.80 per Mcf for the nine months ended September 30, 2018.

Gross Proceeds from Subject Interests. Total Gross proceeds decreased $10.8 million or 40% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and decreased $17.2 million or 27% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily attributable to lower natural gas prices, to reductions in revenue due to Hilcorp’s true-ups, and to the $7.5 million ($10.0 million gross up) received from Burlington in September 2017 for settlement of the 2014 Litigation.

Capital Expenditures. Capital expenditures increased $2.7 million or approximately 2,191% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and increased $2.9 million or approximately 720% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The significant increase in capital expenditures was due to an error in Hilcorp’s reporting of expenses for certain well recompletions. For a more detailed discussion see Note 5 Subsequent Events, Reversal of Capital Expenditures for Well Recompletions, in Part I, Item 1of this Quarterly Report on Form 10-Q.

Severance Taxes. Aggregate severance taxes increased $0.3 million or approximately 17% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and increased $0.4 million or approximately 8% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily attributable to certain tax exemptions that have not been applied to the time period and higher revenues. Severance taxes represented approximately 13% of gross proceeds for the three months ended September 30, 2018, compared to approximately 10.5%, excluding the $7.5 million settlement amount, for the same period of 2017. Severance taxes represented approximately 13% of gross proceeds for the nine months ended September 30, 2018 compared to 10.4%, excluding the $7.5 million settlement amount, for the same period of 2017. The increase was primarily attributable to certain tax exemptions that have not been applied to the time period and higher revenues

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $1.5 million or approximately 25% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and increased $2.1 million or approximately 11% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily due to differences between operators over the comparison periods and increased activity at the Subject Interests by Hilcorp which is commiserate with the increase in oil prices offset by a decrease in natural gas prices. Natural gas production from the Subject Interests increased approximately 33% for the three months ended September 30, 2018 and approximately 29% for the nine months ended September 30, 2018 as compared to the same periods in 2017, respectively. Production has increased primarily due to Hilcorp’s successful recompletion, workover and reactivation program. Hilcorp continues to find high quality downhole projects and surface facility optimizations which grow rate and reserves.

Monthly lease operating expenses of the Subject Interests, including property taxes, in third quarter 2018 averaged approximately $2.5 million, as compared to $2.0 million in the third quarter of 2017. Monthly lease operating expenses of the Subject Interests, including property taxes, in the first nine months of 2018 averaged approximately $2.3 million, as compared to $2.1 million in the first nine months of 2017.

Distributable Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Royalty Income	$3,001,153	$15,120,298	(1)	$12,638,486	$30,179,499	(1)
Interest Income	4,648	2,446		13,890	5,305

Total income	3,005,801	15,122,744		12,652,376	30,184,804
General and administrative expenses	(273,736)	(286,756)		(1,161,023)	(1,220,375)
Decrease in cash reserves	97,909	—		97,909	—

Distributable Income	$2,829,974	$14,835,988		$11,589,262	$28,964,429

Distributable Income per Unit (46,608,796 Units)	$0.060718	$0.318308		$0.248650	$0.621437

(1)	Includes $7.5 million received for settlement of the 2014 Litigation and a $1.0 million gross credit for the reversal of accrued capital expenses.

Distributable Income. Distributable Income decreased by approximately $12 million or 81% to $2.8 million ($0.060718 per Unit) for the three months ended September 30, 2018 from $14.8 million ($0.318308 per Unit) for the three months ended September 30, 2017, which included aggregate true-ups in 2018 by Hilcorp of approximately $0.1 million that decreased Royalty Income from $3.1 million to $3 million. Distributable Income decreased by approximately $17.4 million or 60% to $11.6 million (0.248650 per Unit) for the nine months ended September 30, 2018 from $29 million ($0.621437 per Unit) for the nine months ended September 30, 2017, which included aggregate true-ups in 2018 by Hilcorp of $1.9 million that decreased Royalty Income from $14.5 million to $12.6 million.

Distributable Income for the three and nine months ended September 30, 2018 was lower than that distributed during the same periods of 2017 due primarily to lower natural gas prices, a reduction of revenue from Hilcorp’s true-ups of estimated versus actual revenue, and no Royalty Income being reported for the September 2018 distribution month. Distributable Income was also higher in those periods in 2017 because it included $7.5 million for settlement of the 2014 Litigation and a $1.0 million gross credit for the reversal of accrued capital expenses. There was no Distributable Income in September 2018 due to capital expenditures for certain well recompletions erroneously charged to the Trust, resulting in $140,780 in gross excess production costs.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2018 were as follows:

July	$0.029077
August	0.031641
September	0.000000

Quarter Total	$0.060718

Interest Income. Interest income increased by approximately $2.2 thousand or approximately 90% to $4.7 thousand for the three months ended September 30, 2018 from approximately $2.5 thousand for the three months ended September 30, 2017. Interest income increased by approximately $8.7 thousand or approximately 162% to $14 thousand for the nine months ended September 30, 2018 from approximately $5.3 thousand for the nine months ended September 30, 2017. Such increases in interest income were primarily due to higher yields on short-term investments held by the Trust.

General & Administrative Expenses. General and administrative expenses decreased approximately $13 thousand or approximately 4.5% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and decreased approximately $59 thousand or approximately 4.9% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

Cash Reserves. The net amount of $98 thousand was withdrawn from the established $1.0 million cash reserve in September 2018 to pay Trust general and administrative expenses. Total cash reserves were $0.9 million as of September 30, 2018. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trust received sufficient Royalty Income from Hilcorp in October 2018 to replenish the cash reserve balance back to $1.0 million. The Trustee did not increase the cash reserves during 2017 and does not anticipate any increases in 2018, although it cannot guarantee that the Trustee will not increase such cash reserves in the future.

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

Oil and Natural Gas Production

Royalty Income for the quarter ended September 30, 2018 is associated with oil and natural gas production during May through July 2018 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,
	2018		2017
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	8,589,309	10,149	6,470,208	16,894
Royalty	1,640,691	3,486	2,911,089	7,374
Average Price (per Mcf/Bbl)[1]	$1.86	$56.02	$2.54	$34.71
Average Price (per Mcf/Bbl)[2]	$1.76	$61.49	$2.54	$34.71

[1]	Reflects Average Price (per Mcf/Bbl) before revenue true-up.
[2]	Reflects Average Price (per Mcf/Bbl) after revenue true-up.

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the nine months ended September 30, 2018 and 2017 were as follows:

	For the Nine Months Ended September 30,
	2018		2017
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	24,958,635	42,656	19,314,802	46,525
Royalty	7,400,583	23,992	8,671,241	20,453
Average Price (per Mcf/Bbl)[1]	$1.95	$50.73	$2.70	$36.37
Average Price (per Mcf/Bbl)[2]	$1.80	$50.92	$2.70	$36.37

[1]	Reflects Average Price (per Mcf/Bbl) before revenue true-up.
[2]	Reflects Average Price (per Mcf/Bbl) after revenue true-up.

Portions of the production numbers and average sales prices in the table above for the three and nine months ended September 30, 2018 consist of estimated oil and natural gas gross proceeds and true-ups. For a discussion of the gross proceeds estimates and true-ups, see the sections entitled “Gross Proceeds and Severance Tax True-ups” and “Outstanding Months to be Reconciled/Trued-up” in Part I, Item 1, Note 3 Commitments and Contingencies and Item 4 of Part I of this Quarterly Report on Form 10-Q entitled “Controls and Procedures” for a more detailed explanation of the true-up process for distributable income reporting and distributions to Unit Holders.

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust by Hilcorp, based upon estimated oil and natural gas production. Royalty Income for a calendar year is based on the actual natural gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Sales volumes attributable to the Royalty are determined by dividing the net profits by the Trust from the sale of oil and natural gas, respectively, by the prices received by Hilcorp for sales of such volumes from the Subject Interests, taking into consideration production taxes attributable to the Subject Interests. Because the oil and natural gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including Hilcorp’s capital expenditures and the timing of Hilcorp’s true-ups of prior reported estimated oil and natural gas production data, the aggregate sales amounts from the Subject Interests may not provide a meaningful comparison to sales attributable to the Royalty. Future true-ups will impact future royalty proceeds, but will not change the reported amounts due to the accounting basis used.

The fluctuations in natural gas production that have occurred during the three-month and nine-month periods ended September 30, 2018 and 2017, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the third quarter of 2018.

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

Information Regarding Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “based,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of Compass Bank, the Trustee and by Hilcorp, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance tax numbers versus previously reported estimated numbers (which the Trust refers to as “true-ups”) from prior periods during fiscal 2017 are still occurring and being reported in 2018. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups, plus interest due to the Trust. Generally, there is a two or three month lag in Hilcorp reconciling previously reported estimated financial information; however, Hilcorp has notified the Trustee that as of the date of this Quarterly Report, it will still need to true-up the previously reported estimated natural gas (and for the trust distribution months of January and October 2018, oil production) and financial information for the trust distribution months of January 2018 and June through October 2018. Furthermore, Hilcorp will still need to true-up the $1.0 million in “Other” gross proceeds included in both the December 2017 and January 2018 trust distributions and, therefore, possibly adjust future distributions of net proceeds to reflect such true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment has occurred. Hilcorp has agreed to waive the interest on any overpayments (as required by the Conveyance) that are determined following such true-ups until June of 2019.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of September 30, 2018, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended September 30, 2018, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 9, 2018, by Joshua R. Peterson, Senior Vice President and Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 9, 2018, by Joshua R. Peterson, Senior Vice President and Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Joshua R. Peterson
Joshua R. Peterson Senior Vice President and Trust Officer

Date: November 9, 2018

(The Trust has no directors or executive officers.)