Form 10-K
period 2018-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2019-03-18
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
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

Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2018: $269,720,179

At March 18, 2019 there were 46,608,796 Units of Beneficial Interest of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Information Regarding Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the San Juan Basin Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of Compass Bank, the trustee of the trust (the “Trustee”), and certain assumptions of information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the owner of the Subject Interests (as defined herein). Such statements also are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp that involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties that could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

Hilcorp Information

As a holder of a net overriding royalty interest, the Trust relies on Hilcorp for information regarding Hilcorp and its affiliates, the Subject Interests, including the operations, acreage, well and completion count, working interests, production volumes, sales revenues, capital expenditures, operating expenses, reserves, drilling plans, drilling results and leasehold terms related to the Subject Interests, and factors and circumstances that have or may affect the foregoing. See Part II, Item 9A Controls and Procedures.

Hilcorp’s reporting of natural gas volumes differs from the reporting of gas volumes from Burlington Resources Oil & Gas Company LP (“Burlington”), an indirect wholly-owned subsidiary of ConocoPhillips, from which Hilcorp acquired the Subject Interests on July 31, 2017. The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards. Historically, ConocoPhillips reported natural gas production to the Trust based on wellhead volumes. Such differences in reporting methodology could significantly affect the comparison of reported natural gas volumes and average pricing in 2018 to those from prior periods.

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

i

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

Proved undeveloped reserves (PUDs): Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for well recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are schedule to be drilled within five years, unless specific circumstances justify a longer time. Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

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

Recompleted Well: A well completed by drilling a separate well bore from an existing casing in order to reach the same reservoir, or redrilling the same well bore to reach a new reservoir.

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

Undeveloped oil and natural gas reserves: Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for well recompletion. See 17 CFR 210.4-10(a)(31).

Working Interest: The operating interest under an oil and natural gas lease.

ii

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

The Conveyance and the Royalty

Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) effective November 1, 1980, Southland conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) that burdens certain of Southland’s oil and natural gas interests (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “San Juan Basin”). Subsequent to the Conveyance of the Royalty, through a series of sales, assignments and mergers, Southland’s successor became Hilcorp San Juan L.P. (“Hilcorp”), which acquired the Subject Interests from Burlington Resources Oil & Gas Company LP (“Burlington”), an indirect wholly-owned subsidiary of ConocoPhillips on July 31, 2017. The Royalty functions generally as a net profits interest. Under the terms of the Conveyance, the Trust receives 75% of net proceeds from the Subject Interests. The term “net proceeds,” as used in the Conveyance, means the excess of gross proceeds received by Hilcorp during a particular period over production costs for such period. “Gross proceeds” means the amount received by Hilcorp (or any subsequent owner of the Subject Interests) from the sale of the production attributable to the Subject Interests, subject to certain adjustments. “Production costs” generally means costs incurred on an accrual basis by Hilcorp in operating the Subject Interests, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes and operating charges. However, Hilcorp informed the Trust that, for wells operated by Hilcorp, it generally did not intend to accrue lease operating expenses to the Trust. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not otherwise liable for any production costs or other costs or liabilities attributable to the Subject Interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance.

The Royalty constitutes the principal asset of the Trust. The Trust’s beneficial interest in the Royalty is divided into 46,608,796 units (the “Units”) representing undivided fractional interests in the beneficial interest of the Trust equal to the number of shares of the common stock of Southland outstanding as of the close of business on November 3, 1980. Each stockholder of Southland of record at the close of business on November 3, 1980 received one freely tradable Unit for each share of the common stock of Southland then held. Holders of Units are referred to herein as “Unit Holders.”

As of December 31, 2018, 98% of the Trust’s estimated proved reserves consisted of natural gas reserves, and 96% of the gross proceeds from the Subject Interests in 2018 were attributable to the production and sale of natural gas by Hilcorp as well as other proceeds. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Trust income available for distribution to the Unit Holders by the Trust and, by extension, the price of the Units. Normally there is greater demand for natural gas used for heating or air conditioning purposes in the summer and winter months than during the rest of the year.

The Trustee

The primary function of the Trustee is to collect the net proceeds attributable to the Royalty (“Royalty Income”), to pay all expenses and charges of the Trust and to distribute the remaining available income to the

Unit Holders. The Trust received approximately $19.4 million and $33.2 million in Royalty Income from Hilcorp and Burlington in each of the fiscal years ended December 31, 2018 and 2017, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $18.0 million and $39.1 million to Unit Holders in each of the fiscal years ended December 31, 2018 and 2017, respectively. The Trust’s corpus was approximately $5.8 million and $6.6 million as of December 31, 2018 and 2017, respectively.

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

The Trustee may, in its sole discretion, establish a cash reserve for payment of Trust liabilities that are contingent or uncertain or otherwise not currently due and payable. As of December 31, 2018, the Trustee had established cash reserves of $1.0 million. In September 2018 the Trust utilized cash reserves of $97,909 to pay Trust administrative expenses, and the Trust replenished its cash reserves by $97,909 in October 2018. The Trustee does not anticipate any increase to the cash reserves in 2019.

Cash being held by the Trustee as cash reserves or pending distribution may be placed, in the Trustee’s discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, certificates of deposit of banks having capital, surplus and undivided profits in excess of $50 million or money market funds that have been rated at least AAm by Standard & Poor’s and at least Aa by Moody’s, subject, in each case, to certain other qualifying conditions. Currently, such funds are placed in interest-bearing negotiable order of withdrawal accounts whose funds are either insured by the Federal Deposit Insurance Corporation or secured by other assets of the Trustee.

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

Hilcorp

The sale of San Juan Basin assets from Burlington to Hilcorp closed on July 31, 2017. Hilcorp is the operator of the majority of the Subject Interests, and as a result, Hilcorp’s actions could have a material impact on the results of operations and could have interests that conflict with the interests of the Trust and the Unit Holders. The Subject Interests that are not operated by Hilcorp are operated by other operators, some of which may be affiliated with Hilcorp. As an operator, Hilcorp has the obligation under the Conveyance to conduct its operations in accordance with reasonable and prudent business judgment and good oil and natural gas field practices. The development of the Subject Interests is conducted pursuant to operating and similar agreements to which the Trust is not a party and under which the Trust has no control or other rights to determine the location, timing and other key aspects of development and maintenance that may materially impact results of operations. Neither the Trustee nor the Unit Holders can influence or control the operation or future development of the Subject Interests.

Hilcorp’s interests may conflict with those of the Trust and the Unit Holders in situations involving the development, maintenance, operation or abandonment of the Subject Interests. Hilcorp has the right to abandon any well when, in its opinion, such well ceases to produce or is not capable of producing oil and natural gas in paying quantities, even though such well is still generating revenue for the Unit Holders. Hilcorp reserves the right to not participate in operations on the Subject Interests when it has a right to do so under the applicable operating or similar agreement. Hilcorp may make decisions with respect to expenditures and decisions to allocate resources to projects in other areas that adversely affect the Subject Interests, including reducing expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future. In addition, Hilcorp is not obligated to the Trust to maintain any particular types or amounts of insurance, and insurance may not be commercially available at adequate levels to cover its operational hazards at all times during the life of the Trust. If a well is damaged, Hilcorp would have no obligation to drill a replacement well or otherwise compensate the Trust for the loss. The Trust does not have insurance or indemnification to protect against losses or delays in receiving proceeds from such events.

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

Additional Information

The principal office of the Trust is located at 300 West 7th Street, Suite B, Fort Worth, Texas 76102 (toll-free telephone number (866) 809-4553). The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the SEC through its website at www.sjbrt.com as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC. The Trust’s materials filed with the SEC are available at the SEC’s internet site, www.sec.gov. This site contains reports and, as applicable, proxy and information statements, and other information regarding the Trust and other issuers that file electronically with the SEC.

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

Not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Royalty conveyed to the Trust was carved out of Southland’s (now Hilcorp’s) working interests and royalty interests in certain properties situated in the San Juan Basin. See Item 1. Business, for information on the conveyance of the Royalty to the Trust. References below to “gross” wells and acres are to the interests of all persons owning interests therein, while references to “net” are to the interests of Hilcorp (from which the Royalty was carved) in such wells and acres.

Unless otherwise indicated, the following information in this Item 2 is based upon data and information furnished to the Trustee by Burlington and Hilcorp.

The Subject Interests

The Subject Interests consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. According to the information provided by Hilcorp, there were, as of December 31, 2018, 4,322 gross (828.1 net) wells on the properties underlying the Subject Interests, calculated on a well bore basis and not including multiple completions as separate wells, of which approximately 988 gross (274.7 net) wells were Multiple Completion Wells, resulting in a total of 5,382 gross (1,134.7 net) completions.

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

Coal seam natural gas constituted approximately 15% of our proved natural gas reserves as of December 31, 2018. The process of removing coal seam natural gas is often referred to as degasification or desorption. Millions of years ago, natural gas was generated in the process of coal formation and absorbed into the coal. Water later filled the natural fracture system. When the water is removed from the natural fracture system, reservoir pressure is lowered and the natural gas desorbs from the coal. The desorbed natural gas then flows through the fracture system and is produced at the well bore. The volume of formation water production typically declines with time and the natural gas production may increase for a period of time before starting to decline. Typically, the volumes of natural gas produced from a Coal Seam Well decline more rapidly than those of Conventional Wells. In order to dispose of the formation water, surface facilities including pumping units are required. The price of coal seam natural gas is typically lower than the price of conventional natural gas. This is because the heating value of coal seam natural gas is much lower than that of conventional natural gas due to (a) ever increasing percentages of carbon dioxide in coal seam natural gas (carbon dioxide has no heating value), and (b) the absence of heavier hydrocarbons such as ethanes, propanes, and butanes, which are present in conventional natural gas. Furthermore, the production costs and processing fees for coal seam natural gas are typically higher than the processing fees for conventional natural gas due to the cost of extracting the carbon dioxide.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by Hilcorp.

2019 Capital Expenditure Budget

On March 1, 2019, Hilcorp has informed the Trust that for 2019, it currently has budgeted approximately $2.6 million in capital expenditures, which includes approximately $0.7 million towards five well recompletions and approximately $1.9 million towards drilling one new horizontal well.

Oil and Natural Gas Production

Hilcorp’s reporting of natural gas volumes differs from the reporting of gas volumes by Burlington and ConocoPhillips. The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards. Historically, ConocoPhillips reported natural gas production to the Trust based on wellhead volumes. Such differences in reporting methodology could significantly affect the comparison of reported natural gas volumes and average pricing in 2018 to those from prior periods.

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the two years ended December 31, 2018, were as follows:

	For the year ended December 31,
	2018		2017
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	32,501,962	52,944	25,779,802	55,225
Royalty	10,406,632	32,191	12,122,810	25,128
Average Price (per Mcf/Bbl)	$1.89	$52.23	$2.68	$35.75

Production costs for natural gas and oil attributable to the Subject Interests for the two years ended December 31, 2018 were as follows:

	2018	2017
Total Production Costs (including capital expenses)	$38,488,437	$29,682,492
Average Production Costs per unit of Production	$1.1842	$1.1514
Lease Operating Expenses	$27,757,091	$22,691,965
Average Lifting Cost per unit of Production	$0.8540	$0.8802

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

The fluctuations in annual natural gas production that have occurred during these two years generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

Natural gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Please refer to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. As part of the transition from Burlington to Hilcorp, Hilcorp has assumed, or been assigned, all the natural gas purchase, gathering and processing contracts affecting the Subject Interests. Natural gas produced from the Subject Interests is processed at the following sites: Chaco, Val Verde, Milagro, Ignacio or Kutz plants, all located in the San Juan Basin. Hilcorp sells natural gas produced from the Subject Interests under various contracts.

Hilcorp’s sales contracts with Chevron Natural Gas (“Chevron) and EDF Trading North America LLC (“EDF”) automatically renewed for an additional one-year term and now expire on March 31, 2020. Each of Hilcorp’s sales contracts with EDF and Chevron provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin. Hilcorp’s natural gas sales contract with New Mexico Gas Company, Inc. automatically renewed for an additional one-year term and now expires on March 31, 2020. The contract provides for the sale of certain winter-only natural gas supplies processed at the Kutz plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin.

Hilcorp contracts with Enterprise Field Services, LLC (“EFS”) for the gathering and processing of certain natural gas produced from the Subject Interests. Hilcorp’s predecessor signed an agreement with EFS which was effective November 1, 2011 for a term of 15 years. Hilcorp’s predecessor has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality.

Hilcorp’s predecessor entered into four contracts with Williams Four Corners, LLC (“WFC”), each of which is effective for a term of 15 years commencing April 1, 2010. The EFS and WFC contracts covered the gathering and processing of virtually all of the natural gas produced from the Subject Interests. On October 1, 2018, Harvest Midstream I, L.P., an affiliated midstream company of Hilcorp, completed the acquisition of WFC’s gas pipeline and processing facilities in the San Juan Basin. The Conveyance sets forth the processing costs that Hilcorp can charge for both non-affiliates and affiliates.

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

Oil and Natural Gas Reserves

Proved Reserves

All of the Trust’s reserves are located in the San Juan Basin. Total proved Developed and Undeveloped Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2018 were as follows:

	Proved Reserves(1)(2)
Reserves Category	Natural Gas (MMcf)	Crude Oil and Condensate (MBbls)
Developed	75,844	203
Undeveloped	-	-

Total Proved	75,844	203

(1)

Proved reserves were calculated using prices equal to the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices for each of the preceding twelve months, which were $3.10 per MMBtu (Henry Hub) of natural gas and $65.56 per Bbl (West Texas Intermediate) of oil. The adjusted volume-weighted average prices over the life of the properties were $2.55 per Mcf of gas and $54.06 per Bbl of oil.

(2)

The Trust does not own a specific percentage of the oil and gas reserves because the Conveyance has defined the Trust’s interest as a net overriding royalty interest. Because the Trust’s reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net overriding royalty interest.

Estimated quantities of proved Developed Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2018 and 2017 were as follows:

	2018	2017
Natural Gas (MMcf)	75,844	97,764
Crude Oil and Condensate (MBbls)	203	257

Proved Undeveloped Reserves

Based on information provided by Burlington, Hilcorp, and analysis by our independent reserve engineer, there were no proved undeveloped reserves identified as of December 31, 2018 or 2017.

Internal Controls over Reserves Estimates

The process of estimating oil and natural gas reserves is complex and requires significant judgment. The Trust, however, does not have the same level of information that generally would be available to a company with oil and natural gas operations because detailed information generally is not available to owners of royalty interests. Thus, the Trustee relies upon accumulated information and data solely provided by Hilcorp regarding the Royalty derived from the Subject Interests and provides such information for the Trust’s auditing purposes to Cawley, Gillespie & Associates, Inc. (“CG&A”). CG&A extrapolates from such Hilcorp-provided information estimates of the reserves attributable to the Subject Interests based on its expertise in the oil and natural gas fields where the Subject Interests are situated, as well as other publicly available information, and provides the results to the Trust.

The Trust maintains internal controls and procedures applicable to reserve estimation which are reviewed annually and updated as required and reviews the reserve reports prepared by CG&A for reasonableness. The Trust’s internal controls and procedures regarding reserve estimates require proved reserves to be determined and disclosed in compliance with the SEC definitions and guidance.

Third-Party Reserves

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust has verified the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and natural gas reserves as of December 31, 2017 and 2018 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 30 years of practice experience in petroleum engineering, and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Laws affecting the oil and natural gas industry and the distribution of its products are under constant review for amendment or expansion, frequently increasing the regulatory burden on operations. Numerous governmental departments and agencies are authorized by statute to issue, and have issued, rules and regulations binding on the oil and natural gas industry. Compliance with applicable laws is often difficult and costly, while non-compliance may result in substantial penalties. Such costs and penalties may affect the amount of net proceeds attributable to the Royalty that are paid to the Trust by Hilcorp or by subsequent operators of the Subject Interests.

Natural Gas

The transportation and resale of natural gas in interstate commerce, historically, have been regulated pursuant to several laws enacted by Congress and the regulations promulgated under these laws by the Federal Energy Regulatory Commission (“FERC”) and its predecessor. In the past, the federal government has regulated the prices at which natural gas could be sold in interstate commerce. Congress removed all price and non-price controls affecting wellhead sales of natural gas under the Natural Gas Wellhead Decontrol Act effective January 1, 1993. Congress could, however, reenact controls in the future.

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

Any such price or non-price control regulations may affect the amount of net proceeds attributable to the Royalty that are paid to the Trust by Hilcorp or subsequent operators of the Subject Interests.

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

Climate Change. In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other greenhouse gases (“GHGs”) endanger public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. Based on those findings, the EPA adopted and implemented various regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. The current Trump Administration has tried to delay or revise a number of the Obama-era regulations; however, proponents of climate change regulations have been challenging those efforts in various courts with some success to date, and the outcomes of future elections may result in a return to President Obama’s regulatory scheme or other policy agendas that seek to curb the U.S. production and usage of fossil fuels. The direction of future U.S. climate change regulation therefore is difficult to predict, as well as the impact such regulation may have on the amount of net proceeds attributable to the Royalty that are paid to the Trust by Hilcorp or subsequent operators of the Subject Interests. In addition, federal agencies may or may not continue developing regulations to reduce GHG emissions from the oil and gas industry. Even if federal efforts in this area slow, states may continue pursuing climate regulations.

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

The Trustee has been informed that the New Mexico Oil and Gas Proceeds and Pass-Through Entity Withholding Tax Act (the “Withholding Tax Act”) requires remitters who pay certain oil and natural gas proceeds from production on New Mexico wells to withhold income taxes from such proceeds in the case of certain nonresident recipients. The Trustee, on advice of New Mexico counsel, has observed that “net profits interests,” such as the Royalty, and other types of interests, the extent of which cannot be determined with respect to a specific share of the oil and natural gas production, as well as amounts deducted from payments that are for expenses related to oil and natural gas production, are excluded from the withholding requirements of the Withholding Tax Act. Unit Holders should consult with their individual tax advisors regarding the applicability of the Withholding Tax Act and other tax matters to distributions received from the Trust by a Unit Holder.

ITEM 3.	LEGAL PROCEEDINGS

Jicarilla Matter and Burlington Settlement

For information about the Jicarilla Matter and the Trust’s prior settlement with Burlington (“2014 Litigation”), see Part I, Item 3. Legal Proceedings in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF UNITS

Units of Beneficial Interest

The Units are traded on the New York Stock Exchange under the symbol “SJT.”

Dividend Policy

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

Unit Holders

According to the records of our transfer agent, as of March 1, 2019, there were 46,608,796 Units outstanding held by 912 Unit Holders of record. The actual number of Unit Holders is greater than these numbers of Unit Holders of record and includes Unit Holders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of Unit Holders of record also does not include Unit Holders whose Units may be held in trust by other entities.

Equity Compensation Plans

The Trust has no directors, executive officers or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not Required.

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed herein under Part II, Item 9A (Controls and Procedures), due to the pass-through nature of the Trust, Hilcorp is the primary source of the information disclosed in this Annual Report on Form 10-K and the other periodic reports filed by the Trust with the SEC. Although the Trustee receives periodic updates from Hilcorp regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on Hilcorp’s timely delivery of the information to the Trust.

Overview

The principal asset of the Trust is the Royalty, which consists of a 75% net overriding royalty interest that burdens the Subject Interests located in the San Juan Basin. The primary function of the Trustee is to collect the Royalty Income, to pay all expenses and charges of the Trust and to distribute the remaining available income to the Unit Holders. The amount of income distributable to Unit Holders, which we refer to as “Distributable Income,” depends on the amount of Royalty Income and interest received by the Trust, as well as the amount of expenses paid by the Trust and any change in cash reserves.

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

The amount of gross proceeds attributable to the Subject Interests depends on prevailing natural gas prices and, to a lesser extent, crude oil prices. As a result, commodity prices affect the amount of Royalty Income available for distribution to the Unit Holders. During 2018, the price of natural gas for production from the Subject Interests decreased significantly from an average price for natural gas of $2.68 per Mcf in 2017 to $1.89 per Mcf in 2018. The price for oil increased from an average price of $35.75 per Bbl in 2017 to $52.23 per Bbl in 2018.

The amount of gross proceeds also depends on the volumes of natural gas and oil produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new natural gas and oil assets, and as a result, Royalty Income is dependent on the natural gas and oil volumes attributable to the Subject Interests. Although Hilcorp and other operators of the Subject Interests may conduct drilling operations or well recompletions in the near term, the Subject Interests are depleting assets, and Hilcorp informs us it is unable to estimate the productive life of the Subject Interests. There were no new wells drilled on the Subject Interests by either Burlington or Hilcorp in 2017 or 2018. Hilcorp recompleted one well in 2017 and 15 wells in 2018. As of March 1, 2019, Hilcorp has informed the Trust that for 2019, it has budgeted approximately $2.6 million in capital expenditures for 2019, which includes approximately $0.7 million towards five well recompletions and approximately $1.9 million towards drilling one new horizontal well. Lower commodity prices may also reduce the volume of natural gas and oil produced from the Subject Interests.

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

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. Total cash reserves were $1.0 million as of December 31, 2017 and 2018. In September 2018 the Trust utilized cash reserves of $97,909 to pay Trust administrative expenses. The Trust replenished its cash reserves by $97,909 in October 2018. The Trustee does not anticipate any increase to the cash reserves in 2019.

Sale of Burlington’s Interest in the San Juan Basin Hilcorp

The sale of San Juan Basin assets, including the Subject Interests, from Burlington to Hilcorp closed on July 31, 2017. As a result of this acquisition, Hilcorp replaced Burlington as the principal operator of the Subject Interests. Although Hilcorp has assumed Burlington’s obligations with respect to the Subject Interests, the Hilcorp acquisition may not necessarily be in the best interests of the Trust and the Unit Holders. The Subject

Interests remain to be subject to the Royalty following the Hilcorp transaction, but the Distributable Income will now be calculated and paid by Hilcorp. The Trust is in the process of transitioning certain reporting processes and procedures to Hilcorp, which could result in administrative disruptions for the Trust. Hilcorp may lack Burlington’s experience in the Subject Interests or its creditworthiness. Furthermore, the Hilcorp acquisition may increase the Trust’s general and administrative expenses in the form of increased accounting, audit, legal, and administrative costs. Hilcorp may also increase the budget for capital expenditures for the Subject Interests, which may adversely affect Distributable Income. Hilcorp’s reporting of revenue and expenses may differ from Burlington’s reporting.

Gross Proceeds and Severance Tax Estimates. The Trust has been advised by Hilcorp that during the transition period since its acquisition of the Subject Interests that there has been a delay in the transfer of historical information and knowledge from Burlington to Hilcorp. During this transition, the Trust has been advised by Hilcorp that for certain months it has recorded estimates of cash revenues and expenses, based on the best information available. Hilcorp has informed the Trust that it believes that its estimates have been prepared in accordance with the Conveyance.

Hilcorp’s process of reconciling actual revenue and severance tax numbers versus previously reported estimated numbers (which the Trust refers to as “true-ups”) from prior periods during fiscal 2017 and 2018 are still occurring and being reported in 2019. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups, plus interest due to the Trust. Generally, there is a two or three month lag in Hilcorp truing-up previously reported estimated or accrued financial information; however, Hilcorp has notified the Trustee that as of the date of this Annual Report, it will still need to true-up the previously reported natural gas production (and for the trust distribution months of January 2018 and October through December 2018, oil production) and financial information for the trust distribution months of January 2018 and June through December 2018 and, therefore, possibly adjust future distributions of net proceeds to reflect such true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment has occurred.

The Trust has been advised by Hilcorp that as a result of its continued transitioning of historic information and knowledge from Burlington, Hilcorp included an additional $1.0 million in “Other” revenue in the gross proceeds estimates for each of the October, November and December 2017 and January 2018 distribution months based on Hilcorp’s estimated increased natural gas production. However, such “Other” proceeds were subsequently offset due to lower natural gas pricing. The additional $1.0 million in “Other” gross proceeds received in both the October and November 2017 distributions months were reversed by Hilcorp and charged back to the Trust in the May and June 2018 distributions months, respectively. Hilcorp has not yet trued-up the $1.0 million in “Other” gross proceeds included in both the December 2017 and January 2018 distributions.

Gross Proceeds and Severance Tax True-ups. Hilcorp has reconciled actual revenue and severance tax numbers versus the previously reported numbers (referred to as “true-ups”) and adjusted the distributions for certain months. More specifically, the May 2018 distribution included a true-up of the oil and gas production and “Other” revenue used in the October 2017 distribution, resulting in a net decrease of approximately $0.6 million. The June 2018 distribution included a true-up of the oil and gas production and “Other” revenue used in the November 2017 distribution and the gas production used in the May 2018 distribution, which totaled a net reduction of approximately $1.2 million. In addition, the July 2018 distribution included a true-up of oil production used in the December 2017 and June 2018 distributions which totaled a net reduction of $60,000. The August 2018 distribution included a true-up of oil production used in the July 2018 distribution resulting in a net increase of $41,000. The September 2018 distribution included a true-up of natural gas production used in the December 2017 distribution which resulted in a net decrease of $92,000.

Results of Operations

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the two years ended December 31, 2018 was determined as shown in the following table:

	For the years ended December 31,
	2018		2017
Gross Proceeds From the Subject Interests:
Natural Gas	$61,476,079		$69,006,242	(1)
Oil	2,765,035		1,974,296	(1)
Other	13,107	(4)	12,998,201	(2)

Total	64,254,221		83,978,739

Capital Expenditures	2,397,175		399,236
Severance Tax – Natural Gas	7,954,108		7,178,515	(1)
Severance Tax – Oil	242,825		189,041	(1)
Other	(3,734)		(1,000,000	)(3)
Lease Operating Expenses and Property Taxes	27,757,283		22,915,700

Total	38,347,657		29,682,492

Net Profits	25,906,564		54,296,247

Net Overriding Royalty Interest	75%		75%

Royalty Income	$19,429,923		$40,722,185

(1)

Due to the transition from Burlington, Hilcorp estimated the oil and natural gas revenue and severance taxes for the October, November and December 2017 distributions based on information provided by Burlington.

(2)

Includes $7.5 million ($10.0 million gross up) received for settlement of the 2014 Litigation plus $3.0 million of additional revenue estimated by Hilcorp, offset by $1,799 for Burlington’s revenue adjustment for gas imbalance settlements. Please refer to Item 3 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the 2014 Litigation.

(3)	Credit for reversal of accrued capital expenses.

(4)	Consists primarily of approximately $1.0 million in estimated revenue from non-operated properties offset by true-ups by Hilcorp.

Gross Proceeds from Subject Interests. Gross proceeds decreased $19.7 million or 24% to $64.3 million for the year ended December 31, 2018 compared to $84 million for the year ended December 31, 2017. The decrease was primarily attributable to lower natural gas prices and the receipt in 2017 of $10 million in gross revenue ($7.5 million net) from Burlington in settlement of the 2014 Litigation. Please refer to Item 3 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the 2014 Litigation. Additional “Other” proceeds of $3.0 million were received in 2017 based on Hilcorp’s increased revenue estimates along with a $1.0 million credit for reversal of accrued capital expenses. Due to the transition from Burlington, Hilcorp estimated the oil and natural gas revenue for the October, November and December 2017 distributions, based on information provided by Burlington.

Capital Expenditures. The capital expenditures reported by Hilcorp for 2018 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Royalty Income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. With respect to any wells operated by third parties other than Hilcorp, Hilcorp’s share, if any, of capital expenditures for the year ended December 31, 2018 may not be paid until 2019 or later. For a summary of Hilcorp’s planned 2019 capital expenditures, see Liquidity and Capital Resources—2019 Capital Expenditure Budget.

Capital expenditures increased $2.0 million or 500% from $0.4 million for the year ended December 31, 2017 compared to $2.4 million for the year ended December 31, 2018. Hilcorp’s total 2018 capital expenditures for the Trust’s Subject Interests were $2.4 million, which includes approximately $2.0 million for 15 well recompletions and $0.4 million for six facility projects.

Severance Taxes. Aggregate severance taxes increased $0.8 million or 11% to $8.2 million for the year ended December 31, 2018 compared to $7.4 million for the year ended December 31, 2017. The increase was primarily attributable to Hilcorp’s continued efforts to apply available tax exemptions, but has not yet applied all such exemptions. Due to the transition from Burlington, Hilcorp estimated the oil and natural gas revenue for the October, November and December 2017 distributions, based on information provided by Burlington.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $4.8 million or 21% to $27.8 million for the year ended December 31, 2018 compared to $22.9 million for the year ended December 31, 2017. Monthly operating expenses of the Subject Interests, including property taxes, in 2018 averaged approximately $2.3 million, compared to $1.9 million in 2017. Operating expenses were higher in 2018 primarily because of increased activity in the San Juan Basin.

Distributable Income

	For the years ended December 31,
	2018	2017
Royalty Income	$19,429,923	$33,222,185	(1)
Other Revenue – Settlement Proceeds	-	7,500,000
Interest Income	37,343	15,082

Total Income	19,467,266	40,737,267
Expenditures – General and Administrative	1,491,298	1,607,011
Increase in Cash Reserves	-	-

Distributable Income	$17,975,968	$39,130,256

Distributable Income per Unit (46,608,796 Units)	$0.385678	$0.839547

(1)	Due to the transition from Burlington, Hilcorp estimated the oil and natural gas revenue for the October, November and December 2017 distributions, based on information provided by Burlington.

Distributable Income decreased $21.1 million or 54% to $18.0 million ($0.385678 per Unit) for the year ended December 31, 2018 from $39.1 million ($0.8395471 per Unit) for the year ended December 31, 2017. The decrease in Distributable Income from 2017 to 2018 was primarily attributable to lower natural gas prices and the receipt in 2017 of $10 million in gross revenue ($7.5 million net) from Burlington in settlement of the 2014 Litigation. Please refer to Item 3 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the 2014 Litigation. Additional “Other” proceeds of $3.0 million were received in 2017 based on Hilcorp’s increased revenue estimates along with a $1.0 million credit for reversal of accrued capital expenses.

Interest Income. Interest Income in 2018 was higher as compared to 2017 primarily due to additional interest Hilcorp paid to the Trust in 2018 as a result of capital expenditures charged to the Trust in error.

General & Administrative Expenses. General and administrative expenses decreased $0.1 million or 7% to $1.5 million for the year ended December 31, 2018 compared to $1.6 million for the year ended December 31, 2017. The decrease was primarily attributable to differences in timing in the receipt and payment of certain of these expenses.

Cash Reserves. Total cash reserves were $1.0 million as of December 31, 2017 and 2018.

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

2019 Capital Expenditure Budget

Hilcorp has informed the Trust that its 2019 budget for capital expenditures for the Subject Interest is estimated to be approximately $2.6 million and that existing wells will continue to be operated. Hilcorp also has informed the Trust that its current 2019 budget includes approximately $0.7 million towards five well recompletions scheduled to be completed in the Mesaverde and Fruitland Coal formations, and an additional approximately $1.9 million towards one horizontal well to be drilled in the Mancos formation.

Contractual Obligations

As of December 31, 2018, the Trust had no obligations or commitments to make future contractual payments other than the trustee fee payable to the Trustee. Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were $267,951 and $288,739 for the years ended December 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, see Item 8. Financial Statements and Supplementary Data, Note 3.

Results of the 4th Quarters of 2018 and 2017

Hilcorp’s reporting of natural gas volumes differs from the reporting of gas volumes by Burlington and ConocoPhillips. The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards. Historically, ConocoPhillips reported natural gas production to the Trust based on wellhead volumes. Such differences in reporting methodology could significantly affect the comparison of reported natural gas volumes and average pricing in 2018 to those from prior periods.

For the three months ended December 31, 2018, Distributable Income was $6,386,706 ($0.137028 per Unit), which was less than the $10,165,827 ($0.218110 per Unit) of income distributed during the same period in 2017. The decrease in Distributable Income resulted primarily from higher revenue in the fourth quarter of 2017 as a result of higher prices.

Royalty Income of the Trust for the fourth quarter is customarily based on actual gas and oil production during August through October of each year. However, due to the transition from Burlington, Hilcorp did not have all of the revenue decks installed and used estimated oil and gas revenue numbers for the fourth quarter of 2017 based on information previously provided by Burlington. Gas and oil sales for the quarters ended December 31, 2018 and 2017 were as follows:

	Three months ended December 31,
	2018	2017
		(Estimates)
Subject Interests
Gas — Mcf	7,543,326	6,465,000
Mcf per Day	81,993	70,272
Average Price (per Mcf)	$2.18	$2.60
Oil — Bbls	10,287	8,700
Bbls per Day	112	95
Average Price (per Bbl)	$57.65	$32.41
Attributable to the Royalty
Gas — Mcf	3,233,548	3,451,569
Oil — Bbls	6,307	4,674

The average price of gas decreased in the fourth quarter of 2018 compared to the same period of 2017. The average price per barrel of oil during the fourth quarter of 2018 was $25.24 higher than the price during the fourth quarter of 2017.

Capital costs for the fourth quarter of 2018 totaled approximately $(0.9 million) due to a reversal of approximately $2.4 million in capital costs overcharged to the Trust by Hilcorp in the September 2018 distribution month, as compared to $1,302 during the same period of 2017.

Lease operating expenses and property taxes for the fourth quarter of 2018 averaged $2,337,983 per month compared to $1,413,128 per month in the fourth quarter of 2017. Lease operating expenses and property taxes were $924,855 per month higher in the fourth quarter of 2018 than for the fourth quarter of 2017 primarily because of increased activity in the San Juan Basin.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2018 and 2017 were as follows:

	Three months ended December 31,
	2018	2017
October	0.075488	0.072741
November	0.037385	0.072081
December	0.024155	0.073288

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Commodity Price Risk

The Trust’s most significant market risk relates to the prices received for natural gas and oil production. The revenues derived from the Subject Interests depend substantially on prevailing natural gas prices and, to a lesser extent, oil prices. As a result, commodity prices also affect the amount of Distributable Income to the Unit Holders. Lower prices may also reduce the amount of natural gas and oil that Hilcorp or the third-party operators can economically produce.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Compass Bank, Trustee

San Juan Basin Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of San Juan Basin Royalty Trust as of December 31, 2018 and 2017, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of San Juan Basin Royalty Trust as of December 31, 2018 and 2017, and its distributable income and changes in trust corpus for the years then ended, on the basis of accounting described in Note 3 to the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), San Juan Basin Royalty Trust’s internal control over financial reporting as of December 31, 2018, based on the criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2019 expressed an unqualified opinion.

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

WEAVER AND TIDWELL, L.L.P.

We have served as San Juan Basin Royalty Trust’s auditor since 2001

Fort Worth, Texas

March 18, 2019

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2018 and 2017

	2018	2017
ASSETS
Cash and Short-Term Investments	$2,125,838	$4,415,851
Net Overriding Royalty Interests in Producing Oil and Gas Properties – Net	5,844,727	6,577,380

TOTAL	$7,970,565	$10,993,231

	2018	2017
LIABILITIES & TRUST CORPUS
Distribution Payable to Unit holders	$1,125,838	$3,415,851
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 46,608,796 Units of Beneficial Interest Authorized and Outstanding	5,844,727	6,577,380

TOTAL	$7,970,565	$10,993,231

Statements of Distributable Income

December 31, 2018 and 2017

	2018	2017
Royalty Income	$19,429,923	$33,222,185
Other Revenue – Settlement Proceeds	-	7,500,000
Interest Income	37,343	15,082

Total Revenue	19,467,266	40,737,267
Expenditures – General and Administrative	1,491,298	1,607,011
Increase in Cash Reserves	-	-
Distributable Income	$17,975,968	$39,130,256

Distributable Income per Unit (46,608,796 Units)	$0.385678	$0.839547

Statements of Changes in Trust Corpus

December 31, 2018 and 2017

	2018	2017
Trust Corpus, Beginning of Period	$6,577,380	$7,784,379
Amortization of Net Overriding Royalty Interest	(732,653)	(1,206,999)
Distributable Income	17,975,968	39,130,256
Distributions Declared	(17,975,968)	(39,130,256)

Trust Corpus, End of Period	$5,844,727	$6,577,380

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

•

The Trustee may sell up to one percent (1%) of the value (based on prior year engineering reports) of the Royalty in any 12- month period, but otherwise may not sell all or any part of the Royalty unless approved by holders of 75% of all Units outstanding. In either case, the sale must be for cash and the proceeds promptly distributed;

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

Notes to Financial Statements — (Continued)

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2018 and 2017 were $127,430,801 and $126,698,148, respectively.

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

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with U.S. generally accepted accounting principles, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements, which include the provisions of the new revenue recognition standard in ASU 2014-09. In addition, the disclosures required by ASU 2014-09 did not impact the disclosures over revenue by the Trust. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The Trust has evaluated the impact of ASC 842, Leases, and determined that this standard has no impact on the Trust’s financial statements.

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event

Notes to Financial Statements — (Continued)

occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and recorded as a reduction of trust corpus. There was no impairment of the assets as of December 31, 2018 or 2017.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of December 31, 2018, the Trust’s tax years 2015 and thereafter remain subject to examination.

5.    Certain Contracts

As part of the transition from Burlington to Hilcorp, Hilcorp has assumed, or been assigned, all the natural gas purchase, gathering and processing contracts affecting the Subject Interests. Natural gas produced from the Subject Interests is processed at the following sites: Chaco, Val Verde, Milagro, Ignacio or Kutz plants, all located in the San Juan Basin. Hilcorp sells natural gas produced from the Subject Interests under various contracts.

Notes to Financial Statements — (Continued)

Hilcorp’s sales contracts with Chevron Natural Gas (“Chevron) and EDF Trading North America LLC (“EDF”) automatically renewed for an additional one-year term and now expire on March 31, 2020. Each of Hilcorp’s sales contracts with EDF and Chevron provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin of northwestern New Mexico. Hilcorp’s natural gas sales contract with New Mexico Gas Company, Inc. automatically renewed for another year and now expires on March 31, 2020. The contract provides for the sale of certain winter-only natural gas supplies processed at the Kutz plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin of northwestern New Mexico.

Hilcorp contracts with Enterprise Field Services, LLC (“EFS”) for the gathering and processing of certain natural gas produced from the Subject Interests. Hilcorp’s predecessor signed an agreement with EFS which was effective November 1, 2011 for a term of 15 years, and the contract was assumed by or assigned to Hilcorp. Hilcorp’s predecessor has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality.

Hilcorp’s predecessor entered into four contracts with Williams Four Corners, LLC (“WFC”), each of which is effective for a term of 15 years commencing April 1, 2010, and which were assigned to Hilcorp. The EFS and WFC contracts cover the gathering and processing of virtually all of the natural gas produced from the Subject Interests. On October 1, 2018, Harvest Midstream I, L.P., an affiliated midstream company of Hilcorp, completed the acquisition of WFC’s gas pipeline and processing facilities in the San Juan Basin.

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

Both the estimated annual capital expenditures and the actual expenses reported by Hilcorp include amounts attributable to capital budgets for prior years because capital expenditures are deducted in calculating Royalty Income in the month they accrue and projects within a given year’s budget often extend into subsequent years. Further, Hilcorp’s accounting period for capital expenditures runs through October 31 of each calendar year, such that capital expenditures incurred in November of each year are accounted for as part of the following year’s capital expenditures. In addition, with respect to wells not operated by Hilcorp, Hilcorp’s share of capital expenditures may not be paid until the following year(s) after those expenses were incurred by the operator.

Hilcorp’s original 2018 capital expenditures plan delivered to the Trust in February 2018 reported estimated capital expenditures of $547,800 for properties subject to the Trust’s royalty interests. In September 2018, the Trustee did not declare a monthly cash distribution to Unit holders primarily because of excess capital expenditures in the July 2018 production month. Following the excess production costs Hilcorp charged to the

Notes to Financial Statements — (Continued)

Trust in the July 2018 production month that resulted in no distribution being paid by the Trust to Unit holders in September 2018, at the Trustee’s request, the Trust’s external compliance auditors investigated the increased capital expenditures for additional well recompletions charged to the Trust. Upon review of the information Hilcorp provided to the Trust, they discovered, and subsequently informed Hilcorp that the Trust’s 75% net overriding royalty interest did not burden Hilcorp’s working interest in certain wells for which the Trust was charged well recompletion capital expenditures. As a result, such expenditures should not have been charged to the Trust. Hilcorp’s royalty payment calculation in its October 2018 report to the Trust included an approximately $2.4 million reversal of such gross capital expenditures, plus interest, along with the recoupment by Hilcorp of $140,780 in gross excess production costs from the September 2018 distribution month.

In November 2018, Hilcorp further updated its Revised Plan that the Trust disclosed to its Unit Holders in September 2018, and provided the Trust with its Second Revised 2018 Capital Expenditures Plan (“Second Revised Plan”). Hilcorp’s Second Revised Plan estimated total 2018 capital spending for the Trust’s subject interests to be approximately $2.3 million. Actual capital expenditures of approximately $2.4 million were included in calculating royalty income paid to the Trust in calendar year 2018.

Hilcorp’s estimated its 2017 capital expenditure budget at $1.7 million, of which approximately $0.64 million was to be attributable to the capital budgets for 2016 and prior years. Actual capital expenditures of approximately $0.4 million were included in calculating royalty income paid to the Trust in calendar year 2017.

8.    Settlements and Litigation

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

Jicarilla Matter

Burlington informed the Trust that pursuant to an Order to Perform issued by the Minerals Management Service, (“MMS”), dated June 10, 1998 (the “MMS Order”), the Jicarilla Apache Nation (the “Jicarilla”) alleged that in valuing production for royalty purposes one must perform (i) a major portion analysis, which calculates value on the highest price paid or offered for a major portion of the natural gas produced from the field where the leased lands are situated; and (ii) a dual accounting calculation, which computes royalties on the greater of (a) the value of natural gas prior to processing or (b) the combined value of processed residue natural gas and plant products plus the value of any condensate recovered downstream without processing. The MMS Order alleged that Burlington’s dual accounting calculations on Native American leases were based on less than major portion

Notes to Financial Statements — (Continued)

prices. In 2000, Burlington and the Jicarilla entered into a settlement agreement resolving the issues associated with the dual accounting calculation. The major portion calculation issue remains outstanding.

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

Notes to Financial Statements — (Continued)

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2015 to December 31, 2018:

	Crude Oil and Condensate (MBbls)	Natural Gas (MMcf)
Reserves as of December 31, 2015	170	75,573
Revisions of previous estimates	41	11,507
Extensions, discoveries and other additions	1	302
Production	(24)	(8,643)

Reserves as of December 31, 2016	188	78,739
Revisions of previous estimates	94	31,090
Extensions, discoveries and other additions	-	58
Production	(25)	(12,123)

Reserves as of December 31, 2017	257	97,764
Revisions of previous estimates	(24)	(12,150)
Extensions, discoveries and other additions	2	637
Production	(32)	(10,407)

Reserves as of December 31, 2018	203	75,844

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

	December 31,
	2018	2017
	(in thousands)
Future cash inflows	$211,064	$267,568
Future costs	23,430	27,492

Future net cash flows	$187,634	$240,076
Discount of future net cash flows at 10%	(79,724)	(103,086)

Standardized measure of discounted future net cash flows	$107,910	$136,990

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

Notes to Financial Statements — (Continued)

The 2018 and 2017 changes in the standardized measure of discounted future net cash flows related to future Royalty Income from proved reserves are as follows:

	2018	2017
	(in thousands)
Balance, January 1	$136,990	$93,479
Revisions of prior-year estimates, change in prices and other	(24,290)	67,345
Extensions, discoveries and other additions	941	40
Accretion of discount	13,699	9,348
Royalty Income	(19,430)	(33,222)

Balance, December 31	$107,910	$136,990

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

For 2018, $2.55 per Mcf of natural gas and $54.06 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $3.10 per MMBtu of Henry Hub natural gas and $65.56 per Bbl of West Texas Intermediate oil. The decrease in reserve quantities for 2018 is due primarily to lower natural gas prices and higher lease operating expenses.

For 2017, $2.62 per Mcf of natural gas and $37.67 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $2.98 per MMBtu of Henry Hub natural gas and $51.34 per Bbl of West Texas Intermediate oil. The increase in reserve quantities for 2017 is due primarily to higher commodity prices.

Notes to Financial Statements — (Continued)

10.     Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2018 and 2017 (in thousands, except per unit amounts):

2018	Royalty Income		Distributable Income	Distributable Income Per Unit
First Quarter	$6,647		$6,227	$0.133610
Second Quarter	2,991		2,532	0.054322
Third Quarter	3,001		2,830	0.060718
Fourth Quarter	6,791		6,387	0.137028

Total	$19,430		$17,976	$0.385678

2017	Royalty Income		Distributable Income	Distributable Income Per Unit
First Quarter	$8,608		$8,147	$0.174796
Second Quarter	6,451		5,981	0.128333
Third Quarter	15,120	*	14,836	0.318308
Fourth Quarter	10,543		10,166	0.218110

Total	$40,722		$39,130	$0.839547

*	Includes settlement proceeds of $7.5 million

11.     Commitments and Contingencies

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

12.     Subsequent Events

The Trustee has evaluated subsequent events for potential disclosure through the date that these financial statements were issued, and none were identified.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Trust maintains a system of internal disclosure controls and procedures that is designed to ensure that the information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In its evaluation of its disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Hilcorp, the owner of the properties, and, prior to September 2017, Burlington, as the prior owner of the properties. Consequently, the Trust’s ability to timely and accurately disclose relevant information in its periodic reports is dependent upon Hilcorp’s timely delivery of accurate oil and gas revenue and production cost information and, therefore, the net proceeds owed to the Trust.

Notes to Financial Statements — (Continued)

The Conveyance that transferred the royalty to the Trust obligates Hilcorp to provide the Trust with certain financial and operational information, including information concerning calculations of net proceeds owed to the Trust. Pursuant to the settlement of litigation in 1996 between the Trust and Burlington, Burlington agreed to newer, more formal financial reporting and audit procedures as compared to those required to be provided by the Conveyance. As it did with Burlington, once the Trust receives the financial information from Hilcorp, the Trust engages independent public accountants, compliance auditors, attorneys and petroleum engineers in order to assist the Trustee to ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic reports. These outside professionals advise the Trustee in its review and compilation of this information for inclusion in this Annual Report on Form 10-K and the other periodic reports provided by the Trust to the SEC.

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

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance tax numbers versus previously reported estimated numbers (which the Trust refers to as “true-ups”) from prior periods during fiscal 2017 and 2018 are still occurring and being reported in 2019. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups, plus interest due to the Trust. Generally, there is a two or three-month lag in Hilcorp reconciling previously reported estimated or accrued financial information; however, Hilcorp has notified the Trustee that as of the date of this Annual Report, it will still need to true-up the previously reported estimated natural gas and oil production and financial information for certain of the Trust’s 2017 and 2018 distribution months. Furthermore, Hilcorp possibly may adjust future distributions of net proceeds to reflect such true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment has occurred. Hilcorp has agreed to waive the interest on any overpayments (as required by the Conveyance) that are determined following such true-ups until June of 2019.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of December 31, 2018, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended December 31, 2018, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

Notes to Financial Statements — (Continued)

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

As of December 31, 2018, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Report of Independent Registered Public

Accounting Firm on Internal Control over Financial Reporting

Compass Bank, Trustee

San Juan Basin Royalty Trust

Opinion on Internal Control Over Financial Reporting

We have audited San Juan Basin Royalty Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2018, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, San Juan Basin Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statements of assets, liabilities, and trust corpus of San Juan Basin Royalty Trust as of December 31, 2018 and 2017 and the related statements of distributable income and changes in trust corpus for the years then ended December 31, 2018 and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

March 18, 2019

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions which occurred in 2018.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth as of February 12, 2019 information with respect to the Unit Holders who were known to the Trustee to be the beneficial owners of more than 5 percent of the outstanding Units.

Name and Address of Beneficial Owner	Number of Units Beneficially Owned	Percent
First Eagle Investment Management, LLC 1345 Avenue of the Americas New York, NY 10105(1)	5,065,927	10.87%

(1)

This information was provided in a Schedule 13G/A filed with the SEC on February 12, 2019 by First Eagle Investment Management, LLC, and which stated First Eagle Investment Management, LLC beneficially holds such Units on behalf of its investment advisory clients and is deemed to have sole voting power with respect to 4,949,408 of the Units and sole power to dispose or to direct the disposition of 5,065,927 of the Units. The First Eagle Global Fund, a registered investment Company for which First Eagle Investment Management, LLC acts as investment adviser, may be deemed to beneficially own 3,908,035of these 5,065,927 units, or 8.38% of the outstanding Units.

Security Ownership of Trustee

Compass Bank serves as agent and custodian for certain customer accounts. As of February 6, 2019, Compass Bank could be deemed to beneficially own 50,400 Units related to these accounts, or less than one percent of the outstanding Units. Compass Bank has sole voting power over 400 of these Units and no voting power over the remaining 50,000, and has sole power to dispose of 400 of such Units. Compass Bank does not have a pecuniary interest in any of these Units.

Changes in Control

The Trustee knows of no arrangement, including any pledge by any person of Units of the Trust, the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust has no directors or executive officers, therefore no determination been made relative to director independence. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2018 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2018 and 2017 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2018	2017
Audit Fees	$93,195	$91,250
Audit-Related Fees	-0-	-0-
Tax Fees	2,805	4,750
All Other Fees	-0-	-0-

Total	$96,000	$96,000

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

Exhibits

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, incorporated herein by reference.*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated March 18, 2019, by Joshua R. Peterson, Senior Vice President and Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated March 18, 2019, by Joshua R. Peterson, Senior Vice President and Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 5, 2019.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th St., Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	COMPASS BANK, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

/s/ Joshua R. Peterson
	By:	Joshua R. Peterson
Senior Vice President and Trust Officer

Date: March 18, 2019

(The Trust has no directors or executive officers)