Form 10-Q
period 2019-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2019-05-10
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File No. 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	SJT	New York Stock Exchange

Number of Units of beneficial interest outstanding at May 10, 2019: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and short-term investments	$3,073,252	$2,125,838
Net overriding royalty interest in producing oil and natural gas properties (net of accumulated amortization of $127,602,476 and $127,430,801 at March 31, 2019 and December 31, 2018, respectively)	5,673,052	5,844,727

	$8,746,304	$7,970,565

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$2,073,252	$1,125,838
Cash reserves	1,000,000	1,000,000
Trust corpus—46,608,796 Units of beneficial interest authorized and outstanding	5,673,052	5,844,727

	$8,746,304	$7,970,565

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Royalty income	$6,549,564	$6,646,813
Interest income	8,051	5,288

Total income	6,557,615	6,652,101
Expenditures—General and Administrative	(542,778)	(424,702)

Distributable income	$6,014,837	$6,227,399

Distributable income per Unit (46,608,796 Units)	$0.129050	$0.133610

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Trust corpus, beginning of period	$5,844,727	$6,577,380
Amortization of net overriding royalty interest	(171,675)	(241,337)
Distributable income	6,014,837	6,227,399
Distributions declared	(6,014,837)	(6,227,399)

Trust corpus, end of period	$5,673,052	$6,336,043

Distributions declared (per Unit)	$0.129050	$0.133610

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1. Basis of Presentation

The condensed financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of Compass Bank, the trustee of the Trust (the “Trustee”), and based upon data and information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2019, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2019 and 2018. The Distributable Income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•

The net proceeds attributable to the 75% net overriding royalty interest (the “Royalty”) that burdens the Subject Interests recorded for a month is the amount computed and paid by Hilcorp to the Trustee for the Trust. Royalty Income consists of the proceeds received by Hilcorp from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by Hilcorp for any month includes adjustments to proceeds and costs for prior months and impacts the Royalty Income paid to the Trust and the distribution to Unit Holders for that month. See Item 2 Part I of this Quarterly Report on Form 10-Q entitled “Gross Proceeds and Severance Tax Estimates” for a more detailed explanation of the estimate and true-up process for distributable income reporting and distributions to Unit Holders.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of March 31, 2019.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of March 31, 2019, the Trust’s tax years 2015 and thereafter remain subject to examination.

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

5. Subsequent Events

The April 2019 distribution included a true-up of the oil and gas production used in the March 2019 distribution, resulting in a net decrease of approximately $0.46 million.

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

Gross Proceeds and Severance Tax Estimates

The sale of San Juan Basin assets, including the Subject Interests, from Burlington to Hilcorp closed on July 31, 2017. During this transition, the Trust has been advised by Hilcorp that for certain months it recorded estimates of cash revenues and expenses, based on the best information available. Hilcorp has informed the Trust that it believes that its estimates have been prepared in accordance with the Conveyance.

Hilcorp’s process of reconciling actual revenue and severance tax numbers versus previously reported estimated numbers (which the Trust refers to as “true-ups”) during fiscal 2018 are still occurring and being reported in 2019. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups, plus interest due to the Trust. Generally, there is a two or three month lag in Hilcorp truing-up previously reported estimated or accrued financial information; however, Hilcorp has notified the Trustee that as of the date of this quarterly report, it will still need to true-up the previously reported natural gas production (and for the trust distribution months of January 2018 and October 2018 through February 2019, oil production) and financial information for the trust distribution months of January 2018 and June 2018 through February 2019 and, therefore, possibly adjust future distributions of net proceeds to reflect such true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment has occurred.

The Trust has been advised by Hilcorp that as a result of its continued transitioning of historic information and knowledge from Burlington, an additional $1.0 million in “Other” revenue was included in the gross proceeds estimates in the December 2017 and January 2018 distribution months. The additional “Other” revenue was based on Hilcorp’s estimated increases in natural gas production that were subsequently offset by lower natural gas pricing. Hilcorp has not yet trued-up the $1.0 million in “Other” gross proceeds included in each of the December 2017 and January 2018 distributions. As a result, once Hilcorp has finalized such true-up during fiscal 2019, there could be a negative adjustment to the “Other” gross proceeds of up to $2.0 million, consisting of $1.0 million in December 2017 and $1.0 million in January 2018.

Results of Operations – Three Months Ended March 31, 2019 and 2018

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three months ended March 31, 2019 and 2018 was determined as shown in the following table:

	Three Months Ended March 31,
	2019		2018
Gross proceeds from the Subject Interests:
Natural Gas	$18,638,506		$15,543,608	(1)
Oil	443,206		661,303	(1)
Other	507,000	(4)	1,000,000	(2)

Total	19,588,712		17,204,911

Production Costs:
Severance tax – natural gas	2,133,318		1,746,554	(1)
Severance tax – oil	36,782		60,360	(1)
Other	-0-		(3,547	)(3)
Lease operating expense and property tax	7,962,964		6,205,013
Capital expenditures	722,896		334,113

Total	10,855,960		8,342,493

Net profits	8,732,752		8,862,418
Net overriding royalty interest	75%		75%

Royalty Income	$6,549,564		$6,646,813

(1)	Due to the transition from Burlington, Hilcorp estimated the oil and natural gas revenue and severance taxes for the January 2018 distribution based on information provided by Burlington.
(2)	Additional proceeds based on Hilcorp’s increased revenue estimate for the January 2018 distribution.
(3)	Credit for duplicate charge.
(4)	Estimated revenue for non-operated properties.

The Royalty Income distributed to the Trust for the three months ended March 31, 2019 was lower than that distributed during the same period of 2018 due primarily to higher production costs and a decrease in Other income. The average natural gas price increased from $2.03 per Mcf for the three months ended March 31, 2018 to $2.52 per Mcf for the three months ended March 31, 2019.

Gross Proceeds from Subject Interests. Total Gross proceeds increased approximately $2.4 million or 14% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily attributable to higher natural gas prices that were offset by lower production and oil prices.

Capital Expenditures. Capital expenditures increased approximately $0.4 million or 116% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily attributable to Hilcorp’s planned spending for well recompletions.

Severance Taxes. Aggregate severance taxes increased approximately $0.4 million or approximately 20% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily attributable increased gross proceeds from natural gas. Severance taxes represented approximately 11% of gross proceeds for the three months ended March 31, 2019 and approximately 11% for the same period of 2018.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $1.8 million or approximately 28% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to Hilcorp’s increased activity at the Subject Interests.

Monthly lease operating expenses of the Subject Interests, including property taxes, in first quarter 2019 averaged approximately $2.7 million, as compared to $2.1 million in the first quarter of 2018.

Distributable Income

	Three Months Ended March 31,
	2019	2018
Royalty income	$6,549,564	$6,646,813
Interest income	8,051	5,288

Total income	6,557,615	6,652,101
Expenditures – General and Administrative	(542,778)	(424,702)

Distributable income	$6,014,837	$6,227,399

Distributable income per Unit (46,608,796 Units)	$0.129050	$0.133610

Distributable Income. Distributable Income decreased by approximately $0.2 million or 3.0% to $6.0 million ($0.129050 per Unit) for the three months ended March 31, 2019 from $6.2 million ($0.133610 per Unit) for the three months ended March 31, 2018. The decrease in Distributable Income was primarily attributable to higher production costs and lower other income that were offset by higher natural gas prices.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2019 were as follows:

January	$0.027867
February	0.056701
March	0.044482

Quarter Total	$0.129050

Interest Income. Interest income was higher for the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to higher yields on short-term investments.

General & Administrative Expenses. General and administrative expenses increased approximately $0.1 million or approximately 28% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily attributable to higher compliance auditor costs relating to the transition of the Subject Interests from Burlington to Hilcorp.

Cash Reserves. Total cash reserves were $1.0 million as of March 31, 2019. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee did not increase the cash reserves during 2018 and does not anticipate any increases in 2019, although it cannot guarantee that the Trustee will not increase such cash reserves in the future.

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

2019 Capital Expenditure Budget

On April 29, 2019, Hilcorp informed the Trust that it had revised its 2019 budget for capital expenditures of approximately $2.7 million for the Subject Interests (the “Revised 2019 Plan”). On May 9, 2019, following review and analysis of the Revised 2019 Plan by the Trust and its compliance auditors, the Trust issued a press release announcing the receipt of the Revised 2019 Plan.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards.

Royalty Income for the quarter ended March 31, 2019 is associated with oil and natural gas production during November 2018 through January 2019 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019		2018
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	7,393,915	10,821	7,660,516	14,373
Royalty	2,624,050	5,237	3,103,857	8,911
Average Price (per Mcf/Bbl)	$2.52	$40.96	$2.03	$46.01

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

The fluctuations in natural gas production that have occurred during the three-month period ended March 31, 2019 and 2018, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the first quarter of 2019.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 1 Basis of Presentation and Part II, Item 8. Financial Statements and Supplemental Data contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.

Information Regarding Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “based,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of Compass Bank, the Trustee, and by Hilcorp, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

There have been no material changes to the Trust’s market risk during 2019. For information on the Trust’s exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Trust has been advised by Hilcorp that during the transition period since its acquisition of the Subject Interests that there were significant delays in the transfer of historical information and knowledge from Burlington to Hilcorp. During this transition, the Trust has been advised by Hilcorp that it recorded estimates of cash revenues and expenses based on the best information available. Hilcorp informed the Trust that it believed that its estimates were prepared in accordance with the Conveyance. As a result, AMS-PAR, the Trust’s compliance auditors, had to audit vast amounts of new data in a largely unfamiliar format. This new data format necessitated AMS-PAR to develop its own internal systems, processes, and tools to organize and interpret the vast amount of raw data so that it can make a meaningful analysis. Hilcorp is aware that the Trustee and AMS-PAR had to implement additional processes. As a result, Hilcorp informed the Trustee that Hilcorp hired third-party consultants to help it through this transition. Although the Trust and Hilcorp have continued to work through the issues identified during the transition, the Trustee and its third party compliance auditors continue to coordinate with Hilcorp to ensure that Hilcorp can provide the required level of detail on a timely and accurate basis.

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received by the Trust from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance tax numbers versus previously reported estimated numbers (which the Trust refers to as “true-ups”) during fiscal 2018 are still occurring and being reported in 2019. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups, plus interest due to the Trust. Generally, there is a two- or three-month lag in Hilcorp reconciling previously reported estimated or accrued financial information. However, Hilcorp has notified the Trustee that as of the date of this quarterly report, it will still need to true-up the previously reported estimated natural gas and oil production and financial information for certain of the Trust’s 2018 and 2019 distribution months. Furthermore, Hilcorp possibly may adjust future distributions of net proceeds to reflect such true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment has occurred. Hilcorp has agreed to waive the interest on any overpayments (as required by the Conveyance) that are determined following such true-ups until June of 2019.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of March 31, 2019, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended March 31, 2019, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

For information about the Jicarilla Matter and the Trust’s prior settlement with Burlington (“2014 Litigation”), see Part I, Item 3. Legal Proceedings in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Security Ownership of Certain Beneficial Owners

The following table sets forth as of May 10, 2019, additional information with respect to the Unit Holders who were known to the Trustee to be the beneficial owners of more than 5 percent of the outstanding Units.

Name and Address of Beneficial Owner	Number of Units Beneficially Owned	Percent
Nevada Capital Corporation Limited 20 Eglinton Avenue West, Suite 1900 Toronto ON, Canada M4R 1K8(1)	2,415,000	5.18%

(1)

This information was provided in a Schedule 13G filed with the SEC on December 19, 2018 by Nevada Capital Corporation Limited, and which stated Nevada Capital Corporation Limited beneficially holds such Units on behalf of itself and is deemed to have sole power to vote, dispose or to direct the disposition of 2,415,000 of the Units.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 10, 2019, by Joshua R. Peterson, Senior Vice President and Trust Officer of Compass Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 10, 2019, by Joshua R. Peterson, Senior Vice President and Trust Officer of Compass Bank, on behalf of Compass Bank, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Compass Bank, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS BANK, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Joshua R. Peterson
Joshua R. Peterson
Senior Vice President and Trust Officer

Date: May 10, 2019

(The Trust has no directors or executive officers.)