Form 10-Q
period 2019-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2019-08-09
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BBVA USA

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

Number of Units of beneficial interest outstanding at August 9, 2019: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	June 30, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS
Cash and short-term investments	$915,057	$2,125,838
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $127,689,208 and $127,430,801 at June 30, 2019 and December 31, 2018, respectively)	5,586,320	5,844,727

Total assets	$6,501,377	$7,970,565

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$—	$1,125,838
Cash reserves	915,057	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	5,586,320	5,844,727

Total liabilities	$6,501,377	$7,970,565

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Royalty income	$2,408,205	$2,990,520	$8,957,770	$9,637,333
Interest income	9,664	3,954	17,714	9,242

Total income	2,417,869	2,994,474	8,975,484	9,646,575
General and administrative expenses	(506,109)	(462,585)	(1,048,887)	(887,287)
Decrease in cash reserves	84,943	—	84,943	—

Distributable income	$1,996,703	$2,531,889	$8,011,540	$8,759,288

Distributable income per Unit (46,608,796 Units)	$0.042840	$0.054322	$0.171890	$0.187932

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$5,673,052	$6,336,043	$5,844,727	$6,577,380
Amortization of net overriding royalty interest	(86,732)	(178,693)	(258,407)	(420,030)
Distributable income	1,996,703	2,531,889	8,011,540	8,759,288
Distributions declared	(1,996,703)	(2,531,889)	(8,011,540)	(8,759,288)

Trust corpus, end of period	$5,586,320	$6,157,350	$5,586,320	$6,157,350

Distributions declared (per Unit)	$0.042840	$0.054322	$0.171890	$0.187932

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1.    Basis of Presentation

The preceding (a) condensed balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of BBVA USA (formerly known as Compass Bank), the trustee of the Trust (the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2019, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2019 and 2018. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

•

The Conveyance provides that any excess production costs applicable to the Subject Interests over gross proceeds from such properties must be recovered from future net proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess production costs if future gross proceeds from the Subject Interests are insufficient to cover such costs. Gross excess production costs applicable to the Subject Interests were $0.2 million as of June 30, 2019, with 75%, or $0.1 million (net) allocated to the trust.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of June 30, 2019.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of June 30, 2019, the Trust’s tax years 2015 and thereafter remain subject to examination.

Each Unit Holder should consult his or her own tax advisor regarding tax compliance matters related to such Unit Holder’s interest in the Trust.

3.    Commitments and Contingencies

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit Holders. See Note 1 Basis of Presentation, for a summary of the terms of the Conveyance with respect to recovery of costs.

4.     Settlements and Litigation

None.

5.    Subsequent Events

There was no Distributable Income in July 2019 due primarily to capital expenditures associated with the Fruitland Coal drill well and multiple well recompletions resulting in gross excess production costs of $1.0 million ($0.8 million net). Accumulated total gross excess production costs as of August 1, 2019 were $1.2 million ($0.9 million net). In July 2019 the net amount of $0.1 million was withdrawn from the $0.9 million cash reserve to pay Trust general and administrative expenses. Total cash reserves were approximately $0.8 million as of August 1, 2019. No cash distributions will be distributed by the Trust until future net proceeds are sufficient to pay then-current Trust liabilities and replenish cash reserves.

On August 9, 2019, the Trust reported that Hilcorp had informed it that Hilcorp likely will not distribute to the Trust any royalty income for the remainder of 2019, primarily due to Hilcorp’s substantial capital expenditures for 2019. As a result of the lack of royalty income payments from Hilcorp, the Trust will not have any distributable income to pay to its unit holders. The Trust previously reported on May 9, 2019, that Hilcorp had revised its 2019 capital expenditures plan for the Subject Interests from approximately $2.7 million to $12.6 million in order to fund increased well recompletions and additional well drillings in the Subject Interests.

The Trust believes that it has sufficient capacity to draw upon its cash reserves to pay the Trust’s administrative expenses for the remainder of 2019. The Trust will not make any cash distributions to the Trust’s unit holders until future net proceeds from royalty income distributions are sufficient to pay the then-current Trust liabilities and replenish previously utilized cash reserves. In the event that the Trust has insufficient cash reserves to fund its administrative expenses, the Trust believes that it has the ability to borrow funds against the Trust’s royalty interests to cover the Trust’s administrative expenses until its cash reserves can be replenished from royalty income payments from Hilcorp.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980 between Southland Royalty Company (“Southland”) and The Fort Worth National Bank. Effective as of September 30, 2002, the original indenture governing the Trust was amended and restated and, effective as of December 12, 2007, the restated indenture was again amended and restated, which the Trust refers to as the “Indenture.” As a result of a series of mergers and other transactions involving the Trustee of the Trust, the current Trustee of the Trust is BBVA USA, which is a wholly-owned subsidiary of Banco Bilbao Vizcaya Argentaira, S.A.

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

The Trustee

The primary function of the Trustee is to collect Royalty Income, to pay all expenses and charges of the Trust and distribute the remaining available income to the Unit Holders. The amount of income distributable to Unit Holders, which we refer to as “Distributable Income,” depends on the amount of Royalty Income and interest received by the Trust, as well as the amount of expenses paid by the Trust and any change in cash reserves. The Trust has no employees, officers or directors. All administrative functions of the Trust are performed by the Trustee. Effective June 10, 2019, Compass Bank changed its name to BBVA USA.

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

Hilcorp’s process of reconciling actual revenue and severance tax numbers versus previously reported estimated numbers (which the Trust refers to as “true-ups”) during fiscal 2018 are still occurring and being reported in 2019. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups, plus interest due to the Trust. Generally, there is a two or three month lag in Hilcorp truing-up previously reported estimated or accrued financial information; however, Hilcorp has notified the Trustee that as of the date of this quarterly report, it will still need to true-up the previously reported natural gas production (and for the trust distribution months of January 2018 and October 2018 through February 2019, oil production) and financial information for the trust distribution months of January 2018 and June 2018 through February 2019 and, therefore, possibly adjust future distributions of net proceeds to reflect such true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment has occurred. The April 2019 distribution included a true-up of the oil and gas production used in the March 2019 distribution, resulting in a net decrease of approximately $0.5 million.

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

Results of Operations – for the Three and Six Months Ended June 30, 2019 and 2018

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and six months ended June 30, 2019 and 2018 was determined as shown in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Gross proceeds from the Subject Interests:
Natural Gas	$12,123,999		$14,388,363		$30,762,506		$29,931,971
Oil	809,378		886,592		1,252,584		1,547,895
Other	507,000	(1)	(2,000,000	)(2)	1,014,000	(1)	(1,000,000	)(3)

Total	13,440,377		13,274,955		33,029,090		30,479,866
Production Costs:
Severance tax – gas	1,309,692		2,026,247		3,443,009		3,772,801
Severance tax – oil	67,671		88,909		104,452		149,269
Other	—		(187)		—		(3,734)
Lease operating expense and property tax	6,786,230		7,055,793		14,749,195		13,260,805
Capital expenditures	2,237,344		116,834		2,960,241		450,948

Total	10,400,937		9,287,596		21,256,897		17,630,089

Unreconciled production costs in excess of gross proceeds	171,500				171,500

Net profits	3,210,940		3,987,359		11,943,693		12,849,777
Net overriding royalty interest	75%		75%		75%		75%

Royalty Income	$2,408,205		$2,990,520		$8,957,770		$9,637,333

(1)	Estimated revenue from non-operated properties.
(2)	Reversal of Hilcorp’s increased revenue estimate of $1.0 million gross for each of the Trust months October 2017 and November 2017.
(3)

Reflects $1.0 million gross estimated additional revenue received in January 2018 offset by the reversal of $1.0 million gross revenue estimate for each of the Trust months October 2017 and November 2017.

The Royalty Income distributed to the Trust for both the three and six months ended June 30, 2019 was lower than that distributed during the same periods of 2018 due primarily to higher production costs and lower natural gas proceeds for the three months ended June 30, 2019 primarily due to lower production. The average natural gas price increased from $1.65 per Mcf for the three months ended June 30, 2018 to $1.74 per Mcf for the three months ended June 30, 2019, and the average natural gas price increased from $1.83 per Mcf for the six months ended June 30, 2018 to $2.14 per Mcf for the six months ended June 30, 2019.

Gross Proceeds from Subject Interests. Total Gross proceeds increased approximately $0.2 million or 1% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and increased approximately $2.5 million or 8% for the six months ended June, 2019 compared to the six months ended June 30, 2018. The increase was primarily attributable to “Other” gross proceeds received in 2019 for estimated revenue from non-operated properties and a reduction of “Other” gross proceeds in 2018 due to Hilcorp’s reversal of previous revenue estimates.

Capital Expenditures. Capital expenditures increased $2.1 million or approximately 1,815% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and increased $2.5 million or approximately 556% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Hilcorp’s original 2019 capital expenditures plan (the “Original Plan”), announced by the Trust on March 1, 2019, estimated Hilcorp’s capital expenditures to be $2.7 million for the Subject Interests. Of this amount, the Original Plan allocated approximately $0.7 million towards five well recompletions and an additional $1.9 million towards the drilling of one new horizontal well.

In May 2019 Hilcorp provided the Trust with an update to the Original Plan (the “CapEx Plan”). The CapEx Plan increased the planned 2019 CapEx budget for the Subject Interests to an estimated $12.6 million, with approximately $3.7 million allocable to 17 well recompletions. Hilcorp provided the Trust with additional updates and comments to its updated CapEx Plan in July 2019, including Hilcorp’s drilling and recompletion plans. Hilcorp reported to the Trust that ten of the 17 wells have been recompleted or were in process of being recompleted as of June 2019, and that well performance from the ten-well recompletion package has exceeded its initial expectations. Hilcorp further informed the Trust that its planned project status for 2019 is fluid, that additional projects may be added, and therefore, actual capital costs may vary from the updated CapEx Plan. Despite currently low natural gas prices, Hilcorp has informed the Trust that it believes the recompletions planned pursuant to the CapEx Plan constitute sound economic projects.

Hilcorp advised the Trust that it plans to spend approximately $8.9 million from the updated CapEx Plan to drill two new wells in the second half of 2019 that will be funded from the capital plan. The first well is a horizontal well targeting the Fruitland Coal formation (Trail Canyon 104H) and the second well is a horizontal well targeting the Mancos formation (Trieb Federal Com 601 #1H). Capital spending on the Fruitland Coal well began in June 2019 and the well is expected to begin production in July 2019. Capital spending on the Mancos well is expected to begin in the third quarter of 2019, contingent on receiving a permit from the BLM, and the well is expected to begin production in the fourth quarter of 2019. Hilcorp informed the Trust that the cost for the Mancos well is higher than the Fruitland Coal well because the anticipated Mancos well will be drilled to a significantly deeper depth, have a longer horizontal lateral, and will be hydraulically fractured.

Severance Taxes. Aggregate severance taxes decreased approximately $0.7 million or approximately 35% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and decreased $0.4 million or approximately 10% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was primarily attributable to certain tax exemptions that have been applied to the time period and lower revenue for the three months ended June 30, 2019. Severance taxes represented approximately 10% of gross proceeds for the three months ended June 30, 2019, compared to approximately 16% for the same period of 2018. Severance taxes represented approximately 11% of gross proceeds for the six months ended June 30, 2019 compared to 13% for the same period of 2018.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $0.3 million or approximately 4% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and increased $1.5 million or approximately 11% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in the three-month period is primarily due to decreased compression and non-operated expenses, and the increase over the six-month period is primarily due to increased activity at the Subject Interests by Hilcorp.

Monthly lease operating expenses of the Subject Interests, including property taxes, in second quarter 2019 averaged approximately $2.3 million, as compared to $2.4 million in the second quarter of 2018. Monthly lease operating expenses of the Subject Interests, including property taxes, in the first half of 2019 averaged approximately $2.5 million, as compared to $2.2 million in the first half of 2018.

Distributable Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Royalty Income	$2,408,205	$2,990,520	$8,957,770	$9,637,333
Interest Income	9,664	3,954	17,714	9,242

Total Income	2,417,869	2,994,474	8,975,484	9,646,575
Expenses – General and administrative	(506,109)	(462,585)	(1,048,887)	(887,287)
Decrease in Cash Reserves	84,943	—	84,943	—

Distributable Income	1,996,703	2,531,889	8,011,540	8,759,288

Distributable Income per Unit (46,608,796 Units)	$0.042840	$0.054322	$0.171890	$0.187932

Distributable Income. Distributable Income decreased by approximately $0.5 million or 21% to $2 million ($0.042840 per Unit) for the three months ended June 30, 2019 from $2.5 million ($0.054322 per Unit) for the three months ended June 30, 2018. Distributable Income decreased by approximately $0.7 million or 9% to $8.0 million ($0.171890 per Unit) for the six months ended June 30, 2019 from $8.8 million ($0.187932 per Unit) for the six months ended June 30, 2018. The decrease in Distributable Income was primarily attributable to higher production costs. There was no Distributable Income in June 2019 due primarily to capital expenditures for well recompletions resulting in gross excess production costs of $0.2 million ($0.1 million net).

Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2019 were as follows:

April	$0.015968
May	0.026872
June	0.000000

Quarter Total	$0.042840

Interest Income. Interest income was higher for the three and six months ended June 30, 2019 as compared to the same periods in 2018 primarily due to higher yields on short-term investments.

General & Administrative Expenses. General and administrative expenses increased approximately 9% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and increased approximately $0.2 million or approximately 18% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily attributable to higher compliance auditor costs related to the transition of the Subject Interests from Burlington to Hilcorp.

Cash Reserves. The Trust withdrew approximately $0.1 million from its established $1.0 million cash reserve in June 2019 to pay Trust general and administrative expenses due to the Trust receiving no Distributable Income in June 2019. Total cash reserves were approximately $0.9 million as of June 30, 2019. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee will replenish the cash reserve once it begins receiving Distributable Income from Hilcorp. The Trustee does not anticipate any increases to the cash reserve level of $1.0 million in 2019, although it cannot guarantee that the Trustee will not increase such cash reserves in the future. The Trustee did not increase its cash reserves during fiscal 2018 above the established level.

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

On August 9, 2019, the Trust reported that Hilcorp had informed it that Hilcorp likely will not distribute to the Trust any royalty income for the remainder of 2019, primarily due to Hilcorp’s substantial capital expenditures for 2019. As a result of the lack of royalty income payments from Hilcorp, the Trust will not have any distributable income to pay to its unit holders. The Trust previously reported on May 9, 2019, that Hilcorp had revised its 2019 capital expenditures plan for the Subject Interests from approximately $2.7 million to $12.6 million in order to fund increased well recompletions and additional well drillings in the Subject Interests.

The Trust believes that it has sufficient capacity to draw upon its cash reserves to pay the Trust’s administrative expenses for the remainder of 2019. The Trust will not make any cash distributions to the Trust’s unit holders until future net proceeds from royalty income distributions are sufficient to pay the then-current Trust liabilities and replenish previously utilized cash reserves. In the event that the Trust has insufficient cash reserves to fund its administrative expenses, the Trust believes that it has the ability to borrow funds against the Trust’s royalty interests to cover the Trust’s administrative expenses until its cash reserves can be replenished from royalty income payments from Hilcorp.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards.

Royalty Income for the quarter ended June 30, 2019 is associated with actual oil and natural gas production during February through April 2019 from the Subject Interests. Royalty Income for the quarter ended June 30, 2018 is associated with actual oil and natural gas production for February 2018 and March 2018 (estimated then subsequently trued-up) and estimated oil and natural gas production for April 2018 (oil subsequently trued-up) from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,
	2019		2018
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,970,358	16,750	8,708,810	18,134
Royalty	739,859	9,997	2,656,035	11,595
Average Price (per Mcf/Bbl)	$1.74	$48.32	$1.65	$48.89

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the six months ended June 30, 2019 and 2018 were as follows:

	For the Six Months Ended June 30,
	2019		2018
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	14,364,272	27,571	16,369,326	32,507
Royalty	3,363,909	15,234	5,759,892	20,506
Average Price (per Mcf/Bbl)	$2.14	$45.43	$1.83	$47.62

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

Production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. Other fluctuations in natural gas production that have occurred during the three-month periods ended June 30, 2019 and 2018, respectively, generally result from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Hilcorp informed the Trust that oil and natural gas production during the three-month period ended June 30, 2019 was reduced due to severe winter conditions not seen in the San Juan Basin in over a decade. Such atypical conditions directly impacted production and physical access to well sites and facilities, maintenance, and transportation. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the second quarter of 2019.

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

Information Regarding Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “based,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of BBVA USA, the Trustee, and by Hilcorp, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of June 30, 2019, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended June 30, 2019, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 9, 2019, by Joshua R. Peterson, Senior Vice President and Trust Officer of BBVA USA, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 9, 2019, by Joshua R. Peterson, Senior Vice President and Trust Officer of BBVA USA, on behalf of BBVA USA, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, BBVA USA, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBVA USA, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Joshua R. Peterson
Joshua R. Peterson Senior Vice President and Trust Officer

Date: August 9, 2019

(The Trust has no directors or executive officers.)