Form 10-Q
period 2019-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2019-11-12
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File No. 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of Units of beneficial interest outstanding at November 12, 2019: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS
Cash and short-term investments	$580,607	$2,125,838
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $127,689,208 and $127,430,801 at September 30, 2019 and December 31, 2018, respectively)	5,586,320	5,844,727

Total assets	$6,166,927	$7,970,565

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$—	$1,125,838
Cash reserves	580,607	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	5,586,320	5,844,727

Total liabilities	$6,166,927	$7,970,565

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Royalty income	$—	$3,001,153	$8,957,770	$12,638,486
Interest income	5,633	4,648	23,347	13,890
Total income	5,633	3,005,801	8,981,117	12,652,376
General and administrative expenses	(340,084)	(273,736)	(1,388,971)	(1,161,023)
Decrease in cash reserves	334,451	97,909	419,394	97,909

Distributable income	$—	$2,829,974	$8,011,540	$11,589,262

Distributable income per Unit (46,608,796 Units)	$0.000000	$0.060718	$0.171890	$0.248650

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$5,586,320	$6,157,350	$5,844,727	$6,577,380
Amortization of net overriding royalty interest	—	(110,382)	(258,407)	(530,412)
Distributable income	—	2,829,974	8,011,540	11,589,262
Distributions declared	—	(2,829,974)	(8,011,540)	(11,589,262)

Trust corpus, end of period	$5,586,320	$6,046,968	$5,586,320	$6,046,968

Distributions declared (per Unit)	$0.000000	$0.060718	$0.171890	$0.248650

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1.    Basis of Presentation

The preceding (a) condensed balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of BBVA USA, the trustee of the Trust (the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2019, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2019 and 2018. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

•

Although permitted under the Net Overriding Royalty Conveyance that transferred the Royalty to the Trust (the “Conveyance”), Hilcorp has informed the Trust that, for wells operated by Hilcorp, it generally does not intend to accrue lease operating expenses to the Trust.

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

•

The Conveyance provides that any excess production costs applicable to the Subject Interests over gross proceeds from such properties must be recovered from future net proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess production costs if future gross proceeds from the Subject Interests are insufficient to cover such costs. Accumulated gross excess production costs applicable to the Subject Interests were $2.2 million as of September 30, 2019, with 75%, or $1.6 million (net) allocated to the Trust.

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements, which include the provisions of the new revenue recognition standard in ASU 2014-09. In addition, the Trust has evaluated the impact of ASC 842, Leases, and determined that this standard has no impact on the Trust’s financial statements.

The Trustee has determined that there are no additional disclosures required based on the Trust’s method of accounting. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of September 30, 2019.

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

Under federal income tax law, the Trust’s production and sale of natural gas from coal seam wells does not qualify for a tax credit under Section 45K (the “Section 45 Tax Credit”) of the Internal Revenue Code of 1986, as amended (the “Code”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45 Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. Royalty income such as that derived through the Trust will generally be treated as portfolio income that may not be offset or reduced by passive losses.

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of September 30, 2019, the Trust’s tax years 2015 and thereafter remain subject to examination.

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

4.     Settlements and Litigation

None.

5.    Subsequent Events

There was no Distributable Income in October 2019 due to excess production costs of $0.4 million gross ($0.3 million net). Accumulated excess production costs as of November 1, 2019, were $2.6 million gross ($2.0 million net). In October 2019, $0.1 million was withdrawn from the $0.6 million cash reserve to pay the Trust’s general and administrative expenses. Total cash reserves were approximately $0.5 million as of November 1, 2019. The Trust will not make any cash distributions until future net proceeds from royalty income distributions are sufficient to pay the then-current Trust liabilities and replenish cash reserves. The Trust believes that it has sufficient cash reserves to pay the Trust’s administrative expenses for the remainder of 2019. In the event that the Trust has insufficient cash reserves to fund its administrative expenses, the Trust has the ability to borrow funds against the Trust’s royalty interests to cover the Trust’s administrative expenses until its cash reserves can be replenished from royalty income payments from Hilcorp.

In October 2019, Hilcorp further revised its 2019 Capital Expenditures plan (the “CapEx Plan”) to an estimated $8.0 million for the Subject Interests, down from their May 2019 estimate of $12.6 million. Hilcorp informed the Trust that an environmental lawsuit filed against the Bureau of Land Management (“BLM”) has stalled all of the BLM’s permitting processes, including those permits for capital expenditure drilling in the Subject Interests. As a result, Hilcorp is uncertain when it will receive the required permits to allow it to conduct additional capital expenditure drilling in the Subject Interests.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980 between Southland Royalty Company (“Southland”) and The Fort Worth National Bank (the “Original Indenture”). The Original Indenture was amended and restated on September 30, 2002, and further amended and restated on December 12, 2007, which the Trust refers to as the “Indenture” in this Quarterly Report on Form 10-Q. As a result of a series of mergers and other transactions involving the Trustee of the Trust, the current Trustee of the Trust is BBVA USA, which is a wholly-owned subsidiary of Banco Bilbao Vizcaya Argentaira, S.A.

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

Gross Proceeds and Severance Tax Estimates

The sale of San Juan Basin assets, including the Subject Interests, from Burlington to Hilcorp closed on July 31, 2017. During this transition, the Trust has been advised by Hilcorp that for certain months it reported estimates of cash revenues and expenses, based on the best information available to Hilcorp at that time. Hilcorp has informed the Trust that it believes that its estimates have been prepared in accordance with the Conveyance.

Hilcorp’s process of reconciling actual revenue and severance tax numbers versus previously reported estimated numbers (which the Trust refers to as “true-ups”) during fiscal years 2017, 2018, and 2019 are still occurring and being reported in 2019 and will continue into fiscal year 2020. Hilcorp has informed the Trust that it has further refined its various processes and that Hilcorp will review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups, plus interest. Hilcorp has notified the Trust that as of the date of this quarterly report, it will still need to true-up the previously reported production and financial information for the Trust’s distribution months of October 2017 through August 2019 and, therefore, possibly adjust future distributions of net proceeds to reflect such true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under- or over-payment has occurred.

The Trust has been advised by Hilcorp that as a result of its continued transitioning of historic information and knowledge from Burlington, an additional $1.0 million in “Other” revenue was included in the gross proceeds estimates in each of the December 2017 and January 2018 distribution months. The additional “Other” revenue was based on Hilcorp’s estimated increases in natural gas production that were subsequently offset by lower natural gas pricing. Hilcorp has not yet trued-up the $1.0 million in “Other” gross proceeds included in each of the December 2017 and January 2018 distributions. As a result, once Hilcorp has finalized such true-ups there could be a negative adjustment to the “Other” gross proceeds consisting of a reimbursement by the Trust to Hilcorp of this estimated payment of up to $2.0 million, consisting of $1.0 million for December 2017 and $1.0 million for in January 2018.

Results of Operations – for the Three and Nine Months Ended September 30, 2019 and 2018

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and nine months ended September 30, 2019 and 2018 was determined as shown in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Gross proceeds from the Subject Interests:
Natural Gas	$8,736,787		$15,103,981		$39,499,293		$45,035,952
Oil	1,183,844		624,120		2,436,428		2,172,015
Other	709,058	(1)	507,000	(2)	1,723,058	(1)	(493,000	) (3)

Total	10,629,689		16,235,101		43,658,779		46,714,967
Production Costs:
Severance tax – gas	850,397		2,036,314		4,293,406		5,809,115
Severance tax – oil	98,879		43,931		203,331		193,200
Lease operating expense and property tax	6,970,908		7,482,530		21,720,102		20,743,335
Capital expenditures	4,690,372		2,811,568		7,650,613		3,262,516
Other	18,676	(4)	—		18,676	(4)	(3,734)

Total	12,629,232		12,374,343		33,886,128		30,004,432

Production costs in excess of gross proceeds	1,999,543		140,780		2,171,042		140,780

Net profits	—		4,001,538		11,943,693		16,851,315
Net overriding royalty interest	75%		75%		75%		75%

Royalty Income	$—		$3,001,153		$8,957,770		$12,638,486

1.	Estimated revenue from outside operated properties, handling and processing income, and $0.2 million from granted exceptions.

2.	Estimated revenue from outside operated properties.

3.

Reflects $1.0 million in estimated additional revenue received in the Trust month of January 2018 and $0.5 million in estimated revenue for outside operated properties received in the third quarter 2018, offset by a $2.0 million reduction due to the reversal of the $1.0 million gross revenue estimate received in Trust months October and November 2017.

4.	Interest charges on excess production costs.

The Royalty Income distributed to the Trust for both the three and nine months ended September 30, 2019 was lower than that distributed during the same periods of 2018 due primarily to increased capital spending by Hilcorp pursuant to its 2019 CapEx Plan, decreased natural gas production, lower natural gas prices, and increased lease operating expense. The average natural gas price decreased from $1.76 per Mcf for the three months ended September 30, 2018 to $1.26 per Mcf for the three months ended September 30, 2019, and the average natural gas price increased from $1.80 per Mcf for the nine months ended September 30, 2018 to $1.86 per Mcf for the nine months ended September 30, 2019.

Gross Proceeds from Subject Interests. Total Gross proceeds decreased approximately $5.6 million or 35% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease was attributable to both lower natural gas volumes and lower natural gas prices. Total Gross proceeds decreased approximately $3.0 million or 7% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was primarily attributable to lower natural gas volumes.

Capital Expenditures. Capital expenditures by Hilcorp increased $1.9 million or approximately 67% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and increased $4.4 million or approximately 135% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

In October 2019, Hilcorp revised its 2019 Capital Expenditures plan (CapEx Plan) to an estimated $8.0 million for the Subject Interests, down from its May 2019 estimate of $12.6 million. Hilcorp informed the Trust that an environmental lawsuit filed against the Bureau of Land Management (“BLM”) has stalled all of the BLM’s permitting processes, including those permits for capital expenditure drilling in the Subject Interests. As a result, Hilcorp is uncertain when it will receive the required permits to allow it to conduct additional capital expenditure drilling in the Subject Interests.

Severance Taxes. Aggregate severance taxes decreased approximately $1.1 million or approximately 54% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and decreased $1.5 million or approximately 25% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was primarily attributable to certain tax exemptions that have been applied to the time period and to lower revenue in 2019. Severance taxes represented approximately 9% of gross proceeds for the three months ended September 30, 2019, compared to approximately 13% for the same period of 2018. Severance taxes represented approximately 10% of gross proceeds for the nine months ended September 30, 2019 compared to 13% for the same period of 2018.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $0.5 million or approximately 7% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and increased $1.0 million or approximately 5% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.    The decrease in the three-month period is primarily due to decreased compression expenses, and the increase over the nine-month period is primarily due to increased activity at the Subject Interests by Hilcorp.

Monthly lease operating expenses of the Subject Interests, including property taxes, in third quarter 2019 averaged approximately $2.3 million, as compared to $2.5 million in the third quarter of 2018. Monthly lease operating expenses of the Subject Interests, including property taxes, in the first nine months of 2019 averaged approximately $2.4 million, as compared to $2.3 million in the nine months of 2018.

Distributable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Royalty Income	$—	$3,001,153	$8,957,770	$12,638,486
Interest Income	5,633	4,648	23,347	13,890

Total Income	5,633	3,005,801	8,981,117	12,652,376
Expenses – General and administrative	(340,084)	(273,736)	(1,388,971)	(1,161,023)
Decrease in Cash Reserves	334,451	97,909	419,394	97,909

Distributable Income	—	2,829,974	8,011,540	11,589,262

Distributable Income per Unit (46,608,796 Units)	$0.000000	$0.060718	$0.171890	$0.248650

Distributable Income. Distributable Income decreased from approximately $2.8 million ($0.060718 per Unit) for the three months ended September 30, 2018 to zero for the three months ended September 30, 2019. Distributable Income decreased by approximately $3.6 million or 31% to $8.0 million ($0.171890 per Unit) for the nine months ended September 30, 2019 from $11.6 million ($0.248650 per Unit) for the nine months ended September 30, 2018. The decrease in Distributable Income was primarily attributable to increased capital spending by Hilcorp pursuant to its 2019 CapEx Plan. There was no Distributable Income in the third quarter of 2019 due primarily to increased capital expenditures by Hilcorp pursuant to its 2019 CapEx Plan that were associated with the drilling of the Fruitland Coal drill well and well recompletions resulting in excess production costs of $2.0 million ($1.5 million net) in the quarter ended September 30, 2019. Total accumulated gross excess production costs applicable to the Subject Interests in 2019 were approximately $2.2 million ($1.6 million net) as of September 30, 2019.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2019 were as follows:

July	$0.000000
August	0.000000
September	0.000000

Quarter Total	$0.000000

Interest Income. Interest income was higher for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 primarily due to higher yields on short-term investments.

General & Administrative Expenses. General and administrative expenses increased approximately $0.1 million or 24% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and increased approximately $0.2 million or 20% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily attributable to higher compliance auditor costs related to the transition of the Subject Interests from Burlington to Hilcorp.

Cash Reserves. The Trust withdrew approximately $0.3 million in the third quarter of 2019 to pay Trust general and administrative expenses due to the Trust receiving no Royalty Income during that period. Total cash reserves were approximately $0.6 million as of September 30, 2019. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee will replenish the cash reserve once it begins to receive Royalty Income from Hilcorp. The Trustee does not anticipate any increases to the cash reserve level of $1.0 million in 2019, although it cannot guarantee that the Trustee will not increase such cash reserves in the future. The Trustee did not increase its cash reserves during fiscal 2018 above the established level.

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

In the event the Trust does not receive sufficient net cash payments from Hilcorp, the Trust believes it has sufficient capacity to draw upon the cash reserve amount or borrow funds against the Royalty to cover the Trust’s operating expenses until its cash reserve can be replenished from net cash payments from Hilcorp.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards.

Royalty Income for the quarter ended September 30, 2019 is associated with actual oil and natural gas production during May through July 2019 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,
	2019			2018
	Natural Gas (Mcf)		Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,925,842		26,139	8,589,309	10,149
Royalty	(2,567,495	)(1)	17,512	1,640,691	3,486
Average Price (per Mcf/Bbl)	$1.26		$45.29	$1.76	$61.49

1 The oil and natural gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including Hilcorp’s capital expenditures pursuant to its 2019 CapEx Plan. The allocation formula for natural gas produced a negative volume due to excess production costs during the three month ended September 30, 2019.

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the nine months ended September 30, 2019 and 2018 were as follows:

	For the Nine Months Ended September 30,
	2019		2018
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	21,290,114	53,710	24,958,635	42,656
Royalty	796,414	32,746	7,400,583	23,992
Average Price (per Mcf/Bbl)	$1.86	$45.36	$1.80	$50.92

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual natural gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Sales volumes attributable to the Royalty are determined by dividing the net profits by the Trust from the sale of oil and natural gas, respectively, by the prices received by Hilcorp for sales of such volumes from the Subject Interests, taking into consideration production taxes attributable to the Subject Interests. Because the oil and natural gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including Hilcorp’s capital expenditures pursuant to its 2019 CapEx Plan and the timing of Hilcorp’s true-ups of prior reported estimated oil and natural gas production data, the aggregate sales amounts from the Subject Interests may not provide a meaningful comparison to sales attributable to the Royalty. Future true-ups will impact future royalty proceeds, but will not change the reported amounts due to the accounting basis used.

Production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. Other fluctuations in natural gas production that have occurred during the three-month periods ended September 30, 2019 and 2018, respectively, generally result from changes in the demand for natural gas during that time, market conditions, and variances in capital spending by Hilcorp pursuant to its 2019 CapEx Plan to generate production from new and existing wells, as offset by the natural production decline curve. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and Hilcorp’s capital expenditures pursuant to its 2019 CapEx Plan.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the third quarter of 2019.

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

Information Regarding Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may involve or may concern, among other things, the amount and variability in capital expenditures by Hilcorp, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, the differences between Hilcorp’s estimated revenue and actual revenue, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “based,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of BBVA USA, the Trustee, and by Hilcorp, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

Hilcorp Information

As a holder of a net overriding royalty interest, the Trust’s reporting of financial information is reliant upon Hilcorp to accurately and timely report information regarding Hilcorp and its affiliates; the Subject Interests, including the operations, acreage, well and completion count, working interests, production volumes, sales revenues, capital expenditures, operating expenses, reserves, drilling plans, drilling results and leasehold terms related to the Subject Interests, and factors and circumstances that have or may affect the foregoing. See Part I, Item 4. Controls and Procedures.

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

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received by the Trust from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance tax numbers versus previously reported estimated numbers (which the Trust refers to as “true-ups”) during fiscal 2017, 2018, and 2019 are still occurring and being reported in 2019, and will continue into fiscal year 2020. Hilcorp has informed the Trust that it has further refined its various processes and that Hilcorp will review prior periods to ensure greater accuracy and consistency both for prior periods as well as future reporting periods. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups, plus interest. Hilcorp has notified the Trust that as of the date of this quarterly report, it will still need to true-up the previously reported estimated production and financial information for the Trust’s distribution months of October 2017 through August 2019. Furthermore, Hilcorp possibly may adjust future distributions of net proceeds to reflect such true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment has occurred.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of September 30, 2019, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended September 30, 2019, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 12, 2019, by Joshua R. Peterson, Senior Vice President and Trust Officer of BBVA USA, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 12, 2019, by Joshua R. Peterson, Senior Vice President and Trust Officer of BBVA USA, on behalf of BBVA USA, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, BBVA USA, 300 W. 7th Street, Suite B, Fort Worth, Texas 76102.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBVA USA, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Joshua R. Peterson
Joshua R. Peterson Senior Vice President and Trust Officer

Date: November 12, 2019

(The Trust has no directors or executive officers.)