Form 10-K
period 2019-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2020-03-16
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 001-08032

San Juan Basin Royalty Trust

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BBVA USA 2200 Post Oak Blvd., Floor 18 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(866) 809-4553

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units of Beneficial Interest	SJT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

’Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 28, 2019: $178,318,657

At March 16, 2020 there were 46,608,796 Units of Beneficial Interest of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Information Regarding Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the San Juan Basin Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of BBVA USA, the trustee of the Trust (the “Trustee”), and certain assumptions of information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the owner of the Subject Interests (as defined herein). Such statements also are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp that involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties that could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

Hilcorp’s reporting of natural gas volumes differs from the reporting of gas volumes from Burlington Resources Oil & Gas Company LP (“Burlington”), an indirect wholly-owned subsidiary of ConocoPhillips, from which Hilcorp acquired the Subject Interests on July 31, 2017. The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards. Historically, ConocoPhillips reported natural gas production to the Trust based on wellhead volumes. Such differences in reporting methodology could significantly affect the comparison of reported natural gas volumes and average pricing in 2018 and 2019 to those from prior periods.

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

The Trust is an express trust created under the laws of the State of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980, between Southland Royalty Company (“Southland”) and The Fort Worth National Bank. Effective as of September 30, 2002, the original indenture was amended and restated and, effective as of December 12, 2007, the restated indenture was amended and restated, which we refer to as the “Indenture.” As a result of a series of mergers and other transactions, the current Trustee of the Trust is BBVA USA (the “Trustee”), which is a wholly-owned subsidiary of Banco Bilbao Vizcaya Argentaria, S.A.

The Conveyance and the Royalty

Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) effective November 1, 1980, Southland conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) that burdens certain of Southland’s oil and natural gas interests (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “San Juan Basin”). Subsequent to the Conveyance of the Royalty, through a series of sales, assignments and mergers, Southland’s successor became Hilcorp San Juan L.P. (“Hilcorp”), which acquired the Subject Interests from Burlington Resources Oil & Gas Company LP (“Burlington”), an indirect wholly-owned subsidiary of ConocoPhillips on July 31, 2017. The Royalty functions generally as a net profits interest. Under the terms of the Conveyance, the Trust receives 75% of net proceeds from the Subject Interests. The term “net proceeds,” as used in the Conveyance, means the excess of gross proceeds received by Hilcorp during a particular period over production costs for such period. “Gross proceeds” means the amount received by Hilcorp (or any subsequent owner of the Subject Interests) from the sale of the production attributable to the Subject Interests, subject to certain adjustments. “Production costs” generally means costs incurred on an accrual basis by Hilcorp in operating the Subject Interests, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes and operating charges. However, Hilcorp informed the Trust that, for wells operated by Hilcorp, it generally did not intend to accrue lease operating expenses to the Trust. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust. The Trust is not otherwise liable for any production costs or other costs or liabilities attributable to the Subject Interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance.

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

As of December 31, 2019, 98% of the Trust’s estimated proved reserves consisted of natural gas reserves, and 95% of the gross proceeds from the Subject Interests in 2019 were attributable to the production and sale of natural gas by Hilcorp as well as other proceeds. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Trust income available for distribution to the Unit Holders by the Trust and, by extension, the price of the Units. Normally there is greater demand for natural gas used for heating or air conditioning purposes in the summer and winter months than during the rest of the year.

The Trustee

The primary function of the Trustee is to collect the net proceeds attributable to the Royalty (“Royalty Income”), to pay all expenses and charges of the Trust and to distribute the remaining available income to the

Unit Holders. The Trust received approximately $9.9 million and $19.4 million in Royalty Income from Hilcorp in each of the fiscal years ended December 31, 2019 and 2018, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $8.1 million and $18.0 million to Unit Holders in each of the fiscal years ended December 31, 2019 and 2018, respectively. The Trust’s corpus was approximately $5.5 million and $5.8 million as of December 31, 2019 and 2018, respectively.

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

The Trustee may, in its sole discretion, establish a cash reserve for payment of Trust liabilities that are contingent or uncertain or otherwise not currently due and payable. As of December 31, 2019, the Trustee had established cash reserves of $1.0 million. During the period from June 2019 through October 2019 the Trust collectively utilized cash reserves of $483,000 to pay Trust administrative expenses. The Trustee replenished the cash reserves by $95,000 and $388,000 in November 2019 and December 2019, respectively, to bring the cash reserve balance to the previously established amount of $1.0 million. The Trustee does not anticipate any increase or decrease to the cash reserves in 2020.

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

Hilcorp

The sale of San Juan Basin assets from Burlington to Hilcorp closed on July 31, 2017. Hilcorp is the operator of the majority of the Subject Interests, and as a result, Hilcorp’s actions could have a material impact on the results of operations and Hilcorp could have interests that conflict with the interests of the Trust and the Unit Holders. The Subject Interests that are not operated by Hilcorp are operated by other operators, some of which may be affiliated with Hilcorp. As an operator, Hilcorp has the obligation under the Conveyance to conduct its operations in accordance with reasonable and prudent business judgment and good oil and natural gas field practices. The development of the Subject Interests is conducted pursuant to operating and similar agreements to which the Trust is not a party and under which the Trust has no control or other rights to determine the location, timing and other key aspects of development and maintenance that may materially impact results of operations. Neither the Trustee nor the Unit Holders can influence or control the operation or future development of the Subject Interests.

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

Additional Information

The principal office of the Trust is located at 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056 (toll-free telephone number (866) 809-4553). The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the SEC through its website at www.sjbrt.com as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC. The Trust’s materials filed with the SEC are available at the SEC’s internet site, www.sec.gov. This site contains reports and, as applicable, proxy and information statements, and other information regarding the Trust and other issuers that file electronically with the SEC.

The Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee, 2200 Post Oak Blvd., Floor 18,

Houston, Texas 77056 (toll-free telephone number (866) 809-4553, email address: sjt.us@bbva.com), is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT. The tax information is generally posted by the Trustee on the Trust’s website: www.sjbrt.com.

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

Unless otherwise indicated, the following information in this Item 2 is based upon data and information furnished to the Trustee by Hilcorp.

The Subject Interests

The Subject Interests consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. According to the information provided by Hilcorp, there were, as of December 31, 2019, 4,332 gross (826.3 net) wells on the properties underlying the Subject Interests, calculated on a well bore basis and not including multiple completions as separate wells, of which approximately 996 gross (287 net) wells were Multiple Completion Wells, resulting in a total of 5,402 gross (1,145.1 net) completions.

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

Coal seam natural gas constituted approximately 9% of our proved natural gas reserves as of December 31, 2019. The process of removing coal seam natural gas is often referred to as degasification or desorption. Millions of years ago, natural gas was generated in the process of coal formation and absorbed into the coal. Water later filled the natural fracture system. When the water is removed from the natural fracture system, reservoir pressure is lowered and the natural gas desorbs from the coal. The desorbed natural gas then flows through the fracture system and is produced at the well bore. The volume of formation water production typically declines with time and the natural gas production may increase for a period of time before starting to decline. Typically, the volumes of natural gas produced from a Coal Seam Well decline more rapidly than those of Conventional Wells. In order to dispose of the formation water, surface facilities including pumping units are required. The price of coal seam natural gas is typically lower than the price of conventional natural gas. This is because the heating value of coal seam natural gas is much lower than that of conventional natural gas due to (a) ever increasing percentages of carbon dioxide in coal seam natural gas (carbon dioxide has no heating value), and (b) the absence of heavier hydrocarbons such as ethanes, propanes, and butanes, which are present in conventional natural gas.

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

2020 Capital Expenditure Budget

On February 24, 2020, the Trust announced that Hilcorp had provided the Trust with its 2020 capital project plan for the Subject Interests estimated at $0.3 million for facility projects primarily related to natural gas compression. Due to the current low prices for natural gas, Hilcorp has not planned to conduct any new drill projects or recompletions within the Subject Interests in 2020. However, Hilcorp advised the Trust that the 2020 Plan is subject to revision depending upon changes in the price of natural gas.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the two years ended December 31, 2019, were as follows:

	For the year ended December 31,
	2019		2018
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	27,603,430	66,458	32,501,962	52,944
Royalty	2,192,560	40,179	10,406,632	32,191
Average Price (per Mcf/Bbl)	$1.79	$45.11	$1.89	$52.23

Production costs for natural gas and oil attributable to the Subject Interests for the two years ended December 31, 2019 were as follows:

	2019	2018
Total Production Costs (including capital expenses)	$41,473,084	$38,488,437
Average Production Costs per unit of Production	$1.4811	$1.1727
Lease Operating Expenses	$28,279,441	$27,757,091
Average Lifting Cost per unit of Production	$1.0099	$0.8457

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

Hilcorp’s sales contracts with Chevron Natural Gas (“Chevron) and EDF Trading North America LLC (“EDF”) automatically renewed for an additional one-year term and now expire on March 31, 2021. Each of Hilcorp’s sales contracts with EDF and Chevron provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin. Hilcorp’s natural gas sales contract with New Mexico Gas Company, Inc. automatically renewed for an additional one-year term and now expires on March 31, 2021. The contract provides for the sale of certain winter-only natural gas supplies processed at the Kutz plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin.

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

Oil and Natural Gas Reserves

Proved Reserves

All of the Trust’s reserves are located in the San Juan Basin. Total proved Developed and Undeveloped Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2019 were as follows:

	Proved Reserves(1)(2)
Reserves Category	Natural Gas (MMcf)	Crude Oil and Condensate (MBbls)
Developed	49,334	172
Undeveloped	-	-

Total Proved	49,334	172

(1)

Proved reserves were calculated using prices equal to the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices for each of the preceding twelve months, which were $2.58 per MMBtu (Henry Hub) of natural gas and $55.69 per Bbl (West Texas Intermediate) of oil. The adjusted volume-weighted average prices over the life of the properties were $1.88 per Mcf of gas and $44.34 per Bbl of oil.

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

Estimated quantities of proved Developed Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2019 and 2018 were as follows:

	2019	2018
Natural Gas (MMcf)	49,334	75,844
Crude Oil and Condensate (MBbls)	172	203

Proved Undeveloped Reserves

Based on information provided by Hilcorp and analysis by our independent reserve engineer, there were no proved undeveloped reserves identified as of December 31, 2019 or 2018.

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

Third-Party Reserves

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust has verified the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and natural gas reserves as of December 31, 2018 and 2019 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 31 years of practice experience in petroleum engineering, and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

None.

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

Unit Holders

According to the records of our transfer agent, as of March 1, 2020, there were 46,608,796 Units outstanding held by 877 Unit Holders of record. The actual number of Unit Holders is greater than these numbers of Unit Holders of record and includes Unit Holders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of Unit Holders of record also does not include Unit Holders whose Units may be held in trust by other entities.

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

The amount of gross proceeds attributable to the Subject Interests depends on prevailing natural gas prices and, to a lesser extent, crude oil prices. As a result, commodity prices affect the amount of Royalty Income available for distribution to the Unit Holders. During 2019, the price of natural gas for production from the Subject Interests decreased from an average price for natural gas of $1.89 per Mcf in 2018 to $1.79 per Mcf in 2019. The price for oil decreased from an average price of $52.23 per Bbl in 2018 to $45.11 per Bbl in 2019.

The amount of gross proceeds also depends on the volumes of natural gas and oil produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new natural gas and oil assets, and as a result, Royalty Income is dependent on the natural gas and oil volumes attributable to the Subject Interests. Although Hilcorp and other operators of the Subject Interests may conduct drilling operations or well recompletions in the near term, the Subject Interests are depleting assets, and Hilcorp has informed the Trust that it is unable to estimate the productive life of the Subject Interests. Lower commodity prices may also reduce the volume of natural gas and oil produced from the Subject Interests by Hilcorp. There were no new wells drilled on the Subject Interests by Hilcorp in 2018. During 2018, Hilcorp recompleted 15 wells. In 2019, Hilcorp drilled and completed one horizontal well in the Fruitland Coal formation and recompleted 17 wells.

On February 24, 2020, the Trust announced that Hilcorp had provided the Trust with its 2020 capital project plan for the Subject Interests estimated at $0.3 million for facility projects primarily related to natural gas compression. Due to the current low prices for natural gas, Hilcorp has not planned to conduct any new drill projects or recompletions within the Subject Interests in 2020. However, Hilcorp advised the Trust that the 2020 Plan is subject to revision depending upon changes in the price of natural gas.

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

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. Total cash reserves were $1.0 million as of December 31, 2018 and 2019. The Trust utilized cash reserves of $483,000 to pay Trust administrative expenses in 2019. The Trust replenished its cash reserves by $95,000 and $388,000 in November 2019 and December 2019, respectively, to bring the cash reserve balance back to the previously established amount of $1.0 million. The Trustee does not anticipate any increase or decrease to the cash reserves in 2020.

Hilcorp

The sale of San Juan Basin assets, including the Subject Interests, from Burlington to Hilcorp closed on July 31, 2017. During this transition, Hilcorp advised the Trust that for certain months it reported estimates of cash revenues and expenses, based on the best information available to Hilcorp at that time. Hilcorp informed the Trust that it believes its estimates have been prepared in accordance with the Conveyance.

Gross Proceeds and Severance Tax Estimates. Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) from prior periods during fiscal 2017, 2018, and 2019 are still occurring and being reported in 2020. Hilcorp informed the Trust that it has refined various processes and that Hilcorp will review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it will reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

Hilcorp notified the Trust that as of the date of this Annual Report, it will still need to adjust the previously reported production and financial information for the production months of November 2017 through July 2019 (corresponds to Trust distribution months January 2018 through September 2019) and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under- or over-payment has occurred.

In 2019, Hilcorp made true-up and rebooking adjustments resulting in an additional $325,000 gross ($244,000 net) Royalty Income revenue to the Trust based on the production months of August 2017, September 2017, October 2017, and January 2019.

Other Gross Proceeds Estimates. The Trust has been advised by Hilcorp that as a result of its continued transitioning of historic information and knowledge from Burlington, an additional $1.0 million in “Other” revenue was included in the gross proceeds estimates in each of the December 2017 and January 2018 distribution months. The additional “Other” revenue was based on Hilcorp’s estimated increases in natural gas production that were subsequently offset by lower natural gas prices. Hilcorp has not yet trued-up the $1.0 million in “Other” gross proceeds included in each of the December 2017 and January 2018 distributions. As a result, once Hilcorp has finalized its true-ups there could be a negative adjustment to the “Other” gross proceeds consisting of a reimbursement by the Trust to Hilcorp of this estimated payment of up to $2.0 million, consisting of $1.0 million for December 2017 and $1.0 million for in January 2018. The timing of this “Other” gross proceeds true-up may be affected by additional items identified by the Trustee’s third-party compliance auditors that are pending resolution with Hilcorp.

Results of Operations

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the two years ended December 31, 2019 was determined as shown in the following table:

	For the years ended December 31,
	2019		2018
Gross Proceeds From the Subject Interests:
Natural Gas	$49,443,283		$61,476,079
Oil	2,998,207		2,765,035
Other	2,230,992	(1)	13,107	(3)

Total	54,672,482		64,254,221

Capital Expenditures	7,862,304		2,397,175
Severance Tax – Natural Gas	4,854,861		7,954,108
Severance Tax – Oil	251,379		242,825
Other	39,408	(2)	(3,734	)(4)
Lease Operating Expenses and Property Taxes	28,465,132		27,757,283

Total	41,473,084		38,347,657

Net Profits	13,199,398		25,906,564

Net Overriding Royalty Interest	75%		75%

Royalty Income	$9,899,548		$19,429,923

(1)	Estimated revenue from outside operated properties, handling and processing income, and granted audit exceptions.

(2)	Interest charges on excess production costs.

(3)	Consists primarily of approximately $1.0 million in estimated revenue from non-operated properties offset by true-ups by Hilcorp.

(4)	Consists mainly of a credit from Hilcorp for a duplicate charge.

Gross Proceeds from Subject Interests. Gross proceeds decreased $9.6 million or 15% to $54.7 million for the year ended December 31, 2019 compared to $64.3 million for the year ended December 31, 2018. The decrease was primarily attributable to lower natural gas production.

Capital Expenditures. The capital expenditures reported by Hilcorp for 2019 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Royalty Income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. With respect to any wells operated by third parties other than Hilcorp, Hilcorp’s share, if any, of capital expenditures for the year ended December 31, 2019 may not be paid until 2020 or later. For a summary of Hilcorp’s planned 2020 capital expenditures, see Liquidity and Capital Resources—2020 Capital Expenditure Budget.

Capital expenditures increased $5.5 million or 228% from $2.4 million for the year ended December 31, 2018 compared to $7.9 million for the year ended December 31, 2019. Hilcorp’s total 2019 capital expenditures budget as revised on October 10, 2019, for the Trust’s Subject Interests was $8.0 million. The increased capital expenditures were due to recompletion of multiple wells and the drilling of a new well in the Fruitland Coal Formation.

Severance Taxes. Aggregate severance taxes decreased $3.1 million or 38% to $5.1 million for the year ended December 31, 2019 compared to $8.2 million for the year ended December 31, 2018. The decrease was primarily attributable to the application of certain tax exemptions and lower revenue in 2019.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $0.7 million or 3% to $28.5 million for the year ended December 31, 2019 compared to $27.8 million for the year ended December 31, 2018. Monthly operating expenses of the Subject Interests, including property taxes, in 2019 averaged approximately $2.4 million, compared to $2.3 million in 2018. Operating expenses were slightly higher in 2019 primarily because of Hilcorp’s increased activity in the San Juan Basin.

Distributable Income

	For the years ended December 31,
	2019	2018
Royalty Income	$9,899,548	$19,429,923
Interest Income	25,896	37,343

Total Income	9,925,444	19,467,266
Expenditures – General and Administrative	1,834,484	1,491,298

Distributable Income	$8,090,960	$17,975,968

Distributable Income per Unit (46,608,796 Units)	$0.173594	$0.385678

Distributable Income decreased $9.9 million or 55% to $8.1 million ($0.173594 per Unit) for the year ended December 31, 2019 from $18.0 million ($0.385678 per Unit) for the year ended December 31, 2018. The decrease in Distributable Income from 2018 to 2019 was primarily attributable to lower natural gas production, increased capital spending, and lower natural gas prices in 2019, resulting in lower Royalty Income.

Additionally, the Trust did not receive Royalty Income from Hilcorp from June 2019 through October 2019 due to excess production costs associated with Hilcorp’s planned capital expenditures. As a result, there was no Distributable Income from June 2019 through November 2019. The Royalty Income received in November 2019 was applied to administrative expenses and to replenish cash reserves. The Royalty Income received in December 2019 was applied to administrative expenses and to replenish cash reserves with remaining funds distributed to Unit Holders.

Interest Income. Interest Income in 2019 was lower as compared to 2018 primarily due to additional interest Hilcorp paid to the Trust in 2018 as a result of capital expenditures charged to the Trust in error.

General & Administrative Expenses. General and administrative expenses increased $0.3 million or 23% to $1.8 million for the year ended December 31, 2019 compared to $1.5 million for the year ended December 31, 2018. The increase was primarily attributable to higher compliance auditor costs related to the transition of the Subject Interests from Burlington to Hilcorp.

Cash Reserves. Total cash reserves were $1.0 million as of December 31, 2018 and 2019.

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

In the event the Trust does not receive sufficient net cash payments from Hilcorp, the Trust believes it has sufficient capacity to draw upon the cash reserve amount or borrow funds against the Royalty to cover the Trust’s operating expenses for the following twelve-month period.

2020 Capital Expenditure Budget

Hilcorp has informed the Trust that its 2020 budget for capital expenditures for the Subject Interest is estimated to be approximately $0.3 million for facility projects primarily related to natural gas compression. Existing wells will continue to be operated, but due to the current low prices for natural gas, Hilcorp has not planned to conduct any new drill projects or recompletions within the Subject Interests in 2020. Hilcorp has advised the Trust that the 2020 Plan is subject to revision depending upon changes in the price of natural gas.

Contractual Obligations

As of December 31, 2019, the Trust had no obligations or commitments to make future contractual payments other than the trustee fee payable to the Trustee. Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were $209,000 and $268,000 for the years ended December 31, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, see Item 8. Financial Statements and Supplementary Data, Note 3.

Results of the 4th Quarters of 2019 and 2018

For the three months ended December 31, 2019, Distributable Income was $79,000 ($0.001704 per Unit), which was less than the $6.4 million ($0.137028 per Unit) of Distributable Income during the same period in 2018. The decrease in Distributable Income resulted primarily from excess production costs and the replenishment of the cash reserves in the fourth quarter of 2019. More specifically, there was no Distributable Income in October 2019 due to excess production costs and there was no Distributable Income in November 2019 because the Royalty Income received was applied to administrative expenses and to replenish cash reserves. The Royalty Income received in December 2019 was applied to administrative expenses and to replenish cash reserves with remaining funds of $79,000 ($0.001704 per Unit) distributed to Unit Holders.

In October 2019 the Trust utilized cash reserves of $64,000 to pay Trust administrative expenses. The Trustee replenished the cash reserves by $95,000 and $388,000 in November 2019 and December 2019, respectively, to bring the cash reserve balance to the previously established amount of $1.0 million.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2019 and 2018 were as follows:

	Three months ended December 31,
	2019	2018
Subject Interests
Gas — Mcf	6,313,316	7,543,326
Mcf per Day	68,623	81,993
Average Price (per Mcf)	$1.58	$2.18
Oil — Bbls	12,747	10,287
Bbls per Day	139	112
Average Price (per Bbl)	$44.07	$57.65
Attributable to the Royalty
Gas — Mcf	1,396,146	3,233,548
Oil — Bbls	7,433	6,307

The average price of gas decreased in the fourth quarter of 2019 compared to the same period of 2018. The average price per barrel of oil during the fourth quarter of 2019 was $13.58 lower than the price during the fourth quarter of 2018.

Capital costs for the fourth quarter of 2019 totaled approximately $0.2 million as compared to approximately $(0.9 million) in the fourth quarter of 2018. The reduced capital costs in the fourth quarter of 2018 was due to a reversal of approximately $2.4 million in capital costs overcharged to the Trust by Hilcorp in the September 2018 distribution month.

Lease operating expenses and property taxes for the fourth quarter of 2019 averaged $2.2 million per month compared to $2.3 million per month in the fourth quarter of 2018. Lease operating expenses and property taxes were lower in the fourth quarter of 2019 than for the fourth quarter of 2018 that was primarily due to lower production and the application of certain tax exemptions.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2019 and 2018 were as follows:

	Three months ended December 31,
	2019	2018
October	0.000000	0.075488
November	0.000000	0.037385
December	0.001704	0.024155

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Report of Independent Registered Public Accounting Firm

BBVA USA, Trustee

San Juan Basin Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of San Juan Basin Royalty Trust as of December 31, 2019 and 2018, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of San Juan Basin Royalty Trust as of December 31, 2019 and 2018, and its distributable income and changes in trust corpus for the years then ended, on the basis of accounting described in Note 3 to the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), San Juan Basin Royalty Trust’s internal control over financial reporting as of December 31, 2019, based on the criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2020 expressed an unqualified opinion.

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

WEAVER AND TIDWELL, L.L.P.

We have served as San Juan Basin Royalty Trust’s auditor since 2001

Fort Worth, Texas

March 16, 2020

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2019 and 2018

	2019	2018
ASSETS
Cash and Short-Term Investments	$1,079,421	$2,125,838
Net Overriding Royalty Interests in Producing Oil and Gas Properties – Net	5,452,207	5,844,727

TOTAL	$6,531,628	$7,970,565

	2019	2018
LIABILITIES & TRUST CORPUS
Distribution Payable to Unit holders	$79,421	$1,125,838
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 46,608,796 Units of Beneficial Interest Authorized and Outstanding	5,452,207	5,844,727

TOTAL	$6,531,628	$7,970,565

Statements of Distributable Income

Years Ended December 31, 2019 and 2018

	2019	2018
Royalty Income	$9,899,548	$19,429,923
Interest Income	25,896	37,343

Total Revenue	9,925,444	19,467,266
Expenditures – General and Administrative	1,834,484	1,491,298

Distributable Income	$8,090,960	$17,975,968

Distributable Income per Unit (46,608,796 Units)	$0.173594	$0.385678

Statements of Changes in Trust Corpus

Years Ended December 31, 2019 and 2018

	2019	2018
Trust Corpus, Beginning of Period	$5,844,727	$6,577,380
Amortization of Net Overriding Royalty Interest	(392,520)	(732,653)
Distributable Income	$8,090,960	17,975,968
Distributions Declared	(8,090,960)	(17,975,968)

Trust Corpus, End of Period	$5,452,207	$5,844,727

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Notes to Financial Statements

1.    Trust Organization and Provisions

The San Juan Basin Royalty Trust (the “Trust”) was established on November 1, 1980. Southland Royalty Company (“Southland”) conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) which burdens certain of Southland’s oil and natural gas interests (the “Subject Interests”) in properties located in the San Juan Basin in northwestern New Mexico. Subsequent to the Conveyance of the Royalty, through a series of sales, assignments and mergers, Southland’s successor became Hilcorp San Juan L.P. (“Hilcorp”), which acquired the Subject Interests from Burlington Resources Oil & Gas Company LP (“Burlington”) on July 31, 2017. Burlington is an indirect wholly-owned subsidiary of ConocoPhillips. Through an acquisition completed on March 24, 2006, Compass Bank succeeded TexasBank as “Trustee” (herein so called) of the Trust. On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and is now a wholly-owned subsidiary of BBVA. Effective June 10, 2019, Compass Bank changed its name to BBVA USA.

On November 3, 1980, 46,608,796 units of beneficial interest (“Units”) in the Trust were distributed to the Trustee for the benefit of Southland shareholders of record as of November 3, 1980, who received one Unit in the Trust for each share of Southland common stock held. The Trust’s initial public offering was completed in 1980. The Units are traded on the New York Stock Exchange. Holders of Units are referred to herein as “Unit Holders.”

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

Notes to Financial Statements — (Continued)

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2019 and 2018 were $127,823,321 and $127,430,801, respectively.

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

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event

Notes to Financial Statements — (Continued)

occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and recorded as a reduction of trust corpus. There was no impairment of the assets as of December 31, 2019 or 2018.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of December 31, 2019, the Trust’s tax years 2016 and thereafter remain subject to examination.

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

Hilcorp’s sales contracts with Chevron Natural Gas (“Chevron) and EDF Trading North America LLC (“EDF”) automatically renewed for an additional one-year term and now expire on March 31, 2021. Each of Hilcorp’s sales contracts with EDF and Chevron provides for (i) the delivery of such natural gas at various

Notes to Financial Statements — (Continued)

delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin of northwestern New Mexico. Hilcorp’s natural gas sales contract with New Mexico Gas Company, Inc. automatically renewed for another year and now expires on March 31, 2021. The contract provides for the sale of certain winter-only natural gas supplies processed at the Kutz plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin of northwestern New Mexico.

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

Both the estimated annual capital expenditures and the actual expenses reported by Hilcorp include amounts attributable to capital budgets for prior years because capital expenditures are deducted in calculating Royalty Income in the month they accrue and projects within a given year’s budget often extend into subsequent years. Further, Hilcorp’s accounting period for capital expenditures runs from January through December 31 of each calendar year, which corresponds and is reported in Trust Distribution months March of the same calendar year through February of the following calendar year. In addition, with respect to wells not operated by Hilcorp, Hilcorp’s share of capital expenditures may not be paid until the following year(s) after those expenses were incurred by the operator.

Hilcorp’s 2019 capital expenditures plan, as originally announced by the Trust on March 1, 2019, then revised and updated by Hilcorp in May 2019 and October 2019 (as revised, the “2019 CapEx Plan”) estimated capital expenditures of $8.0 million for properties subject to the Trust’s royalty interests. Hilcorp has informed the Trust that an environmental lawsuit filed against the Bureau of Land Management (“BLM”) has stalled all of the BLM’s permitting processes, including those permits for capital expenditure drilling in the Subject Interests. As a result, Hilcorp is uncertain when it will receive the required permits to allow it to conduct additional capital expenditure drilling in the Subject Interests. Actual capital expenditures of approximately $7.9 million were included in calculating royalty income paid to the Trust in calendar year 2019.

Notes to Financial Statements — (Continued)

Hilcorp estimated its 2018 capital expenditure budget at $2.3 million. Actual capital expenditures of approximately $2.4 million were included in calculating royalty income paid to the Trust in calendar year 2018.

8.    Settlements and Litigation

None.

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

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2016 to December 31, 2019:

	Crude Oil and Condensate (MBbls)	Natural Gas (MMcf)
Reserves as of December 31, 2016	188	78,739
Revisions of previous estimates	94	31,090
Extensions, discoveries and other additions	-	58
Production	(25)	(12,123)

Reserves as of December 31, 2017	257	97,764
Revisions of previous estimates	(24)	(12,150)
Extensions, discoveries and other additions	2	637
Production	(32)	(10,407)

Reserves as of December 31, 2018	203	75,844
Revisions of previous estimates	7	(25,270)
Extensions, discoveries and other additions	2	953
Production	(40)	(2,193)

Reserves as of December 31, 2019	172	49,334

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

Notes to Financial Statements — (Continued)

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

	December 31,
	2019	2018
	(in thousands)
Future cash inflows	$102,620	$211,064
Future costs	(11,216)	(23,430)

Future net cash flows	$91,404	$187,634
Discount of future net cash flows at 10%	(36,123)	(79,724)

Standardized measure of discounted future net cash flows	$55,281	$107,910

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

The 2019 and 2018 changes in the standardized measure of discounted future net cash flows related to future Royalty Income from proved reserves are as follows:

	2019	2018
	(in thousands)
Balance, January 1	$107,910	$136,990
Revisions of prior-year estimates, change in prices and other	(54,516)	(24,290)
Extensions, discoveries and other additions	996	941
Accretion of discount	10,791	13,699
Royalty Income	(9,900)	(19,430)

Balance, December 31	$55,281	$107,910

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

For 2019, $1.88 per Mcf of natural gas and $44.34 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $2.58 per MMBtu of Henry Hub natural gas and $55.69 per Bbl of West Texas Intermediate oil. The decrease in reserve quantities for 2019 is due primarily to lower natural gas prices.

Notes to Financial Statements — (Continued)

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

10.     Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2019 and 2018 (in thousands, except per unit amounts):

2019	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$6,550	$6,015	$0.129050
Second Quarter	2,408	1,997	0.042840
Third Quarter	-	-	0.000000
Fourth Quarter	942	79	0.001704

Total	$9,900	$8,091	$0.173594

2018	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$6,647	$6,227	$0.133610
Second Quarter	2,991	2,532	0.054322
Third Quarter	3,001	2,830	0.060718
Fourth Quarter	6,791	6,387	0.137028

Total	$19,430	$17,976	$0.385678

11.     Commitments and Contingencies

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

Gross Proceeds and Severance Tax Estimates. Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) from prior periods during fiscal 2017, 2018, and 2019 are still occurring and being reported in 2020. Hilcorp informed the Trust that it has refined various processes and that Hilcorp will review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it will reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

Hilcorp notified the Trust that as of the date of this Annual Report, it will still need to adjust the previously reported production and financial information for the production months of November 2017 through July 2019 (corresponds to Trust distribution months January 2018 through September 2019) and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under- or over-payment has occurred.

In 2019, Hilcorp made true-up and rebooking adjustments resulting in an additional $325,000 gross ($244,000 net) Royalty Income to the Trust based on the production months of August 2017, September 2017, October 2017, and January 2019.

Notes to Financial Statements — (Continued)

12.     Subsequent Events

The Trust has announced two separate cash distributions since January 1, 2020. The first called for a distribution $1,396,530.57 ($0.029963 per Unit) to be paid on February 14, 2010, based primarily on November 2019 production. The second called for a distribution of $1,723,194.34 ($0.036971 per Unit) to be paid on March 13, 2020, based primarily on December 2019 production.

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

The sale of San Juan Basin assets, including the Subject Interests, from Burlington to Hilcorp closed on July 31, 2017. During this transition, Hilcorp advised the Trust that for certain months it reported estimates of cash revenues and expenses, based on the best information available to Hilcorp at that time. Hilcorp informed the Trust that it believes its estimates have been prepared in accordance with the Conveyance. In addition, Hilcorp informed the Trust that it has refined various processes and that Hilcorp will review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it will reverse and rebook revenue for certain prior periods. As a result, AMS-PAR, the Trust’s compliance auditors, have had to audit vast amounts of new data in a largely unfamiliar format. This new data format has necessitated AMS-PAR to develop its own internal systems, processes, and tools to organize and interpret the vast amount of raw data so that it can make a meaningful analysis. Hilcorp is aware that the Trustee and AMS-PAR have had to implement additional processes. As a result, Hilcorp has informed the Trustee that Hilcorp has hired third-party consultants to help it through this transition. The Trustee and its third-party compliance auditors have been coordinating with Hilcorp to ensure that Hilcorp can provide the required level of detail on a timely and accurate basis.

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates and reversing and rebooking periods during fiscal 2017, 2018, and 2019 are still occurring and being reported in 2020. Thus, distributions to the Trust from Hilcorp in any given month may be

Notes to Financial Statements — (Continued)

subject to adjustment based upon prior months’ true-ups and rebooking, plus interest. Hilcorp notified the Trust that as of the date of this Annual Report, it will still need to adjust the previously reported production and financial information for the production months of November 2017 through July 2019 (corresponds to Trust distribution months January 2018 through September 2019) and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under- or over-payment has occurred.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of December 31, 2019, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended December 31, 2019, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

Trustee’s Report on Internal Control over Financial Reporting

BBVA USA, in its capacity as trustee of the Trust, is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is a process designed under the supervision of the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust’s financial statements for external purposes in accordance with a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

As of December 31, 2019, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Report of Independent Registered Public

Accounting Firm on Internal Control over Financial Reporting

BVBA USA, Trustee

San Juan Basin Royalty Trust

Opinion on Internal Control Over Financial Reporting

We have audited San Juan Basin Royalty Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, San Juan Basin Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statements of assets, liabilities, and trust corpus of San Juan Basin Royalty Trust as of December 31, 2019 and 2018 and the related statements of distributable income and changes in trust corpus for the years then ended and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

March 16, 2020

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

Delinquent Section 16(a) Reports

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions that occurred in 2019.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth as of March 9, 2020, information with respect to the Unit Holders who were known to the Trustee to be the beneficial owners of more than five percent (5.0%) of the outstanding Units.

Name and Address of Beneficial Owner	Number of Units Beneficially Owned	Percent
First Eagle Investment Management, LLC 1345 Avenue of the Americas New York, NY 10105(1)	4,112,718	8.82%
Nevada Capital Corporation Ltd. 20 Eglinton Avenue West, Suite 1900 Toronto ON, Canada M4R 1K8(2)	2,415,000	5.18%

(1)

This information was provided in a Schedule 13G/A filed with the SEC on February 11, 2020 by First Eagle Investment Management, LLC, and which stated First Eagle Investment Management, LLC beneficially holds such Units on behalf of its investment advisory clients and is deemed to have sole voting power with respect to 3,996,199 Units and sole power to dispose or to direct the disposition of 4,112,718 Units. The First Eagle Global Fund, a registered investment Company for which First Eagle Investment Management, LLC acts as investment adviser, may be deemed to beneficially own 3,908,035 of these 4,112,718 Units, or 8.39% of the outstanding Units.

(2)

This information was provided in a Schedule 13G filed with the SEC on December 20, 2018 by Nevada Capital Corporation, Ltd., and which stated that Nevada Capital Corporation, Ltd. beneficially holds such Units on behalf of its investment advisory clients and is deemed to have sole voting power with respect to, and the sole power to dispose or to direct the disposition of, 2,415,000 Units.

Security Ownership of Trustee

BBVA USA serves as agent and custodian for certain customer accounts. As of February 3, 2020, BBVA USA could be deemed to beneficially own 40,000 Units related to these accounts, or less than one percent of the outstanding Units. BBVA USA has no voting or disposal power over the 40,000 Units. BBVA USA does not have a pecuniary interest in any of these Units.

Changes in Control

The Trustee knows of no arrangement, including any pledge by any person of Units of the Trust, the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust has no directors or executive officers; therefore, no determination been made relative to director independence. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2019 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2019 and 2018 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2019	2018
Audit Fees	$91,225	$93,195
Audit-Related Fees	-0-	-0-
Tax Fees	4,775	2,805
All Other Fees	-0-	-0-

Total	$96,000	$96,000

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

Exhibits

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, incorporated herein by reference.*

4(d)	Description of San Juan Basin Royalty Trust’s Securities.**

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated March 16, 2020, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated March 16, 2020, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, on behalf of BBVA USA, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 2, 2020.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, BBVA USA, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JUAN BASIN ROYALTY TRUST

By:	BBVA USA, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

/s/ Joshua R. Peterson
	By:	Joshua R. Peterson
Head of Trust Real Assets & Mineral Resources and Senior Vice President

Date: March 16, 2020

(The Trust has no directors or executive officers)