Form 10-Q
period 2020-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2020-05-11
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BBVA USA

2200 Post Oak Blvd, Floor 18

Houston, Texas 77056

(Address of principal executive offices) (Zip Code)

(866) 809-4553

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of Units of beneficial interest outstanding at May 11, 2020: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Cash and short-term investments	$2,498,537	$1,079,421
Net overriding royalty interest in producing oil and natural gas properties (net of accumulated amortization of $128,021,349 and $127,823,321 at March 31, 2020 and December 31, 2019, respectively)	5,254,179	5,452,207

	$7,752,716	$6,531,628

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$1,498,537	$79,421
Cash reserves	1,000,000	1,000,000
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	5,254,179	5,452,207

	$7,752,716	$6,531,628

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Royalty income	$5,068,407	$6,549,564
Interest income	3,562	8,051

Total income	5,071,969	6,557,615
Expenditures – General and Administrative	(453,707)	(542,778)

Distributable income	$4,618,262	$6,014,837

Distributable income per Unit (46,608,796 Units)	$0.099085	$0.129050

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Trust corpus, beginning of period	$5,452,207	$5,844,727
Amortization of net overriding royalty interest	(198,028)	(171,675)
Distributable income	4,618,262	6,014,837
Distributions declared	(4,618,262)	(6,014,837)

Trust corpus, end of period	5,254,179	5,673,052

Distributions declared (per Unit)	0.099085	0.129050

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1.    Basis of Presentation

The preceding (a) condensed statement of assets, liabilities and trust corpus as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of BBVA USA, the trustee of the Trust (the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2020, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2020 and 2019. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of March 31, 2020.

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

Under current federal income tax law, the Trust’s production and sale of natural gas from coal seam wells does not qualify for a tax credit under Section 45K (the “Section 45 Tax Credit”) of the Internal Revenue Code of 1986, as amended (the “Code”). Congress has at various times since 2002 considered energy legislation, including provisions to reinstate the Section 45 Tax Credit in various ways and to various extents, but no legislation that would qualify the Trust’s current production for such credit has been enacted. No prediction can be made as to what future tax legislation affecting Section 45K of the Code may be proposed or enacted or, if enacted, its impact, if any, on the Trust and the Unit Holders.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. Royalty income such as that derived through the Trust will generally be treated as portfolio income that may not be offset or reduced by passive losses.

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of March 31, 2020, the Trust’s tax years 2016 and thereafter remain subject to examination.

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

Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980 between Southland Royalty Company (“Southland”) and The Fort Worth National Bank (the “Original Indenture”). The Original Indenture was amended and restated on September 30, 2002, and further amended and restated on December 12, 2007, which the Trust refers to as the “Indenture” in this Quarterly Report on Form 10-Q. As a result of a series of mergers and other transactions involving the Trustee of the Trust, the current Trustee of the Trust is BBVA USA, which is a wholly-owned subsidiary of Banco Bilbao Vizcaya Argentaria, S.A.

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

Gross Proceeds and Severance Tax Estimates.  The sale of San Juan Basin assets, including the Subject Interests, from Burlington to Hilcorp closed on July 31, 2017. Hilcorp has advised the Trust that, since the closing of its purchase of the assets, for certain months it reported estimates of cash revenues and expenses based on the best information available to it at the time instead of reporting actual amounts. Hilcorp further has informed the Trust that it believes that its estimates have been prepared in accordance with the Conveyance, and the Trust and its advisors continue to review such estimates for compliance with the Conveyance.

Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) during fiscal years 2017, 2018, and 2019 are still occurring and being reported in 2020. Hilcorp has informed the Trust that as it continues to further refine its estimating and reporting processes, Hilcorp will review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it will reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

Hilcorp notified the Trust that as of the date of this quarterly report, it will still need to adjust the previously reported production and financial information for the production months of January 2018 through December 2018, October 2019, and March 2019 through July 2019 and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under or over-payment has occurred.

During the first quarter of 2020, Hilcorp made true-up and rebooking adjustments resulting in an additional $371,000 gross ($278,000 net) Royalty Income revenue to the Trust based on the production months of November 2017, December 2017, January 2019, February 2019, and September 2019.

Other Gross Proceeds Estimates.  The Trust has been advised by Hilcorp that during the period following the closing of its purchase of the Subject Interests from Burlington, Hilcorp included an additional $1.0 million in “Other” revenue in the gross proceeds estimates in each of the December 2017 and January 2018 distribution months. This additional “Other” revenue was based on Hilcorp’s estimated increases in natural gas production that were subsequently offset by lower natural gas prices. As of the date of this quarterly report, Hilcorp has not yet trued-up this $1.0 million in “Other” gross proceeds included in each of the December 2017 and January 2018 distributions. As a result, once Hilcorp has finalized its true-ups there could be a negative adjustment to the “Other” gross proceeds consisting of a reduction in Royalty Income to the Trust by Hilcorp of this estimated payment of up to $2.0 million, consisting of $1.0 million for each of December 2017 and January 2018. The timing of this “Other” gross proceeds true-up may be affected by additional items identified by the Trustee’s third party compliance auditors that are pending resolution with Hilcorp.

Commodity Prices.  The Trust’s income and monthly distributions from the Subject Interests are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts. Although the above factors have primarily negatively affected oil prices to date, the Trust cannot guarantee that the above factors will not negatively impact natural gas commodity prices.

Results of Operations – for the Three Months Ended March 31, 2020 and 2019

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three months ended March 31, 2020 and 2019 was determined as shown in the following table:

	Three Months Ended March 31,
	2020		2019
Gross proceeds from the Subject Interests:
Natural Gas	$13,841,865		$18,638,506
Oil	385,646		443,206
Other	408,033	(2)	507,000	(1)

Total	14,635,544		19,588,712

Production Costs:
Severance tax – natural gas	860,596		2,133,318
Severance tax – oil	31,712		36,782
Other	-0-		-0-
Lease operating expense and property tax	6,930,615		7,962,964
Capital expenditures	54,745		722,896

Total	7,877,668		10,855,960

Net profits	6,757,876		8,732,752
Net overriding royalty interest	75%		75%

Royalty Income	$5,068,407		$6,549,564

(1)	Estimated revenue from non-operated properties.
(2)	Estimated revenue from non-operated properties offset by Hilcorp’s true-up of non-operated revenue from the February 2019 and September 2019 production months.

The Royalty Income distributed to the Trust for the three months ended March 31, 2020 was lower than that distributed during the same period of 2019 due primarily to decreased natural gas production and lower natural gas prices. The average natural gas price decreased from $2.52 per Mcf for the three months ended March 31, 2019 to $2.02 per Mcf for the three months ended March 31, 2020. Production of natural gas from the Subject Interests decreased from 7,393,915 Mcf for the three months ended March 31, 2019 to 6,863,999 Mcf for the three months ended March 31, 2020.

Lease Operating Expenses and Property Taxes.  Lease operating expenses and property taxes decreased $1 million or approximately 13% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease is primarily due to decreased compression expenses and decreased gas treating expenses.

Gross Proceeds from Subject Interests.  Total Gross proceeds decreased approximately $5.0 million or 25% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was attributable to both lower natural gas volumes and lower natural gas prices.

Capital Expenditures.  Capital expenditures by Hilcorp decreased $0.7 million or approximately 92% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was attributable to Hilcorp’s reduced capital spending plan, which the Trust announced on February 24, 2020 (the “2020 Plan”). The 2020 Plan calls for total capital spending of $0.3 million.

Severance Taxes.  Aggregate severance taxes decreased approximately $1.3 million or approximately 59% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily attributable to lower revenue in 2020. Severance taxes represented approximately 6% of gross proceeds for the three months ended March 31, 2020, compared to approximately 11% for the same period of 2019. The decrease in percentage was primarily attributable to Hilcorp’s true-ups of natural gas and oil severance tax during the first quarter of 2020.

Monthly lease operating expenses of the Subject Interests, including property taxes, in first quarter 2020 averaged approximately $2.3 million, as compared to $2.7 million in the first quarter of 2019.

Distributable Income

	Three Months Ended March 31,
	2020	2019
Royalty income	$5,068,407	$6,549,564
Interest income	3,562	8,051

Total income	5,071,969	6,557,615
Expenditures – General and Administrative	(453,707)	(542,778)

Distributable income	$4,618,262	$6,014,837

Distributable income per Unit (46,608,796 Units)	$0.099085	$0.129050

Distributable Income.  Distributable Income decreased from $6.0 million ($0.129050 per Unit) for the three months ended March 31, 2019 to $4.6 million ($0.099085 per Unit) for the three months ended March 31, 2020. The decrease in Distributable Income was primarily attributable to lower natural gas production and lower natural gas prices in 2020 offset by lower production costs, resulting in lower Royalty income.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2020 were as follows:

January	$0.029963
February	0.036971
March	0.032151

Quarter Total	$0.099085

Interest Income.  Interest income was lower for the three months ended March 31, 2020 as compared to the same period in 2019 due to lower yields on short-term investments.

General & Administrative Expenses.  General and administrative expenses decreased approximately $0.1 million or 16% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

Cash Reserves.  Total cash reserves were $1.0 million as of March 31, 2020. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee does not anticipate any increase or decrease to the cash reserves in 2020, although it cannot guarantee that the Trustee will not increase such cash reserves in the future.

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

The Trust requested additional updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline. Hilcorp further informed the Trust that it does not anticipate that Covid-19 will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the Covid-19 pandemic on Hilcorp and the Subject Interests is still unknown and any such impact could result in actual results being different than Hilcorp’s expectations.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards.

Royalty Income for the quarter ended March 31, 2020 is associated with oil and natural gas production during November 2019 through January 2020 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020		2019
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,863,999	7,425	7,393,915	10,821
Royalty	2,378,674	4,442	2,624,050	5,237
Average Price (per Mcf/Bbl)	$2.02	$51.94	$2.52	$40.96

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

The fluctuations in natural gas production that have occurred during the three-month period ended March 31, 2020 and 2019, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the first quarter of 2020.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 1 Basis of Presentation and Part II, Item 8. Financial Statements and Supplemental Data contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

There have been no material changes to the Trust’s market risk during 2020. For information on the Trust’s exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates and reversing and rebooking periods during fiscal 2017, 2018, and 2019 are still occurring and being reported in 2020. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups and rebooking, plus interest. Hilcorp notified the Trust that as of the date of this quarterly report, it will still need to adjust the previously reported production and financial information for the production months of January 2018 through December 2018, October 2019, and March 2019 through July 2019 and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under or over-payment has occurred.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of March 31, 2020, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended March 31, 2020, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 11, 2020, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 11, 2020, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, on behalf of BBVA USA, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, BBVA USA, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBVA USA, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST
By:	/s/ Joshua R. Peterson
Joshua R. Peterson Head of Trust Real Assets & Mineral Resources and Senior Vice President

Date: May 11, 2020

(The Trust has no directors or executive officers.)