Form 10-Q
period 2020-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2020-08-10
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

Number of Units of beneficial interest outstanding at August 10, 2020: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2020 (Unaudited)	December 31, 2019 (Audited)
ASSETS

Cash and short-term investments	$892,858	$1,079,421
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $128,103,458 and $127,823,321 at June 30, 2020 and December 31, 2019, respectively)	5,172,070	5,452,207

Total assets	$6,064,928	$6,531,628

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit Holders	$—	$79,421
Cash reserves	892,858	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	5,172,070	5,452,207

Total liabilities	$6,064,928	$6,531,628

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Royalty income	$970,722	$2,408,205	$6,039,129	$8,957,770
Interest income	2,052	9,664	5,613	17,714

Total income	972,774	2,417,869	6,044,742	8,975,484
General and administrative expenses	(494,672)	(506,109)	(948,379)	(1,048,887)
Decrease in cash reserves	107,142	84,943	107,142	84,943

Distributable income	$585,244	$1,996,703	$5,203,505	$8,011,540

Distributable income per Unit (46,608,796 Units)	$0.012557	$0.042840	$0.111642	$0.171890

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$5,254,179	$5,673,052	$5,452,207	$5,844,727
Amortization of net overriding royalty interest	(82,109)	(86,732)	(280,137)	(258,407)
Distributable income	585,244	1,996,703	5,203,505	8,011,540
Distributions declared	(585,244)	(1,996,703)	(5,203,505)	(8,011,540)

Trust corpus, end of period	$5,172,070	$5,586,320	$5,172,070	$5,586,320

Distributions declared (per Unit)	$0.012557	$0.042840	$0.111642	$0.171890

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1.	Basis of Presentation

The preceding (a) condensed statement of assets, liabilities and trust corpus as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of BBVA USA, the trustee of the Trust (the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2020, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2020 and 2019. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

•

The Conveyance provides that any excess production costs applicable to the Subject Interests over gross proceeds from such properties must be recovered from future net proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess production costs if future gross proceeds from the Subject Interests are insufficient to cover such costs. Gross excess production costs applicable to the Subject Interests were $1.6 million as of June 30, 2020, with 75%, or $1.2 million (net) allocated to the Trust

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements, which include the provisions of ASC 842, Leases, the Trustee determined that this standard has no impact on the Trust’s financial statements.

The Trustee has determined that there are no additional disclosures required based on the Trust’s method of accounting. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of June 30, 2020.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of June 30, 2020, the Trust’s tax years 2016 and thereafter remain subject to examination.

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

The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that Covid-19 may have on production, including as it relates to personnel availability in New Mexico and other Subject Interest areas. Hilcorp further informed the Trust that it does not anticipate that Covid-19 will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the Covid-19 pandemic on Hilcorp and the Subject Interests is still unknown and any such impact could result in actual results being different than Hilcorp’s expectations. Specifically, the Trust has noted that prices have declined, which may lead to further reductions from expected negative true-ups for reported estimates from earlier periods in 2020.

4.	Settlements and Litigation

None.

5.	Subsequent Events

In its July 21, 2020 press release and Current Report on Form 8-K, the Trust reported that Hilcorp had advised the Trust that the May 2020 reporting month included a reimbursement by the Trust to Hilcorp of $1.2 million, which the Trust previously had included in the total $2.0 million in “Other” revenue that was included in the estimated gross proceeds in the December 2017 and January 2018 distribution months.

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

Hilcorp

Hilcorp is the principal operator of the majority of the Subject Interests and is responsible, subject to the terms of a prior agreement with the Trust, for marketing the oil and natural gas production from such properties, either under existing sales contracts or under future arrangements, at the best prices and on the best terms it shall deem reasonably obtainable under the circumstances. A very high percentage of the Royalty Income is attributable to the production and sale by Hilcorp of natural gas from the Subject Interests. Accordingly, the market price and demand for natural gas produced and sold from the San Juan Basin heavily influences the amount of Royalty Income distributed by the Trust and, by extension, the price of the Units.

Gross Proceeds and Severance Tax Estimates. The sale of San Juan Basin assets, including the Subject Interests, from Burlington to Hilcorp closed on July 31, 2017. Hilcorp has advised the Trust that, since the closing of its purchase of the assets, for certain months it reported estimates of cash revenues and expenses based on the best information available to it at the time, instead of reporting actual amounts. Hilcorp further has informed the Trust that it believes that its estimates have been prepared in accordance with the Conveyance, and the Trust and its advisors continue to review such estimates for compliance with the Conveyance.

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

Hilcorp notified the Trust that as of the date of this Quarterly Report, it will still need to adjust the previously reported production and financial information associated with operated wells for the production months of January 2018 through December 2018 and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under-or over-payment has occurred.

During the three months ended June 30, 2020, Hilcorp made true-up and rebooking adjustments to revenue and severance tax resulting in a reduction of $0.7 million gross (approximately $0.5 million net) to Royalty Income revenue to the Trust based on the production months of February 2019 through July 2019, and October 2019 through November 2019.

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

Commodity Prices. The Trust’s income and monthly distributions from the Subject Interests are heavily influenced by the price of oil and natural gas. These prices may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas-based on market uncertainty or a variety of additional factors that are beyond the Trustee’s control. During the first half of 2020, oil and natural gas prices decreased substantially due to significantly decreased demand as a result of the novel coronavirus (“Covid-19”) pandemic. In addition, a dispute over oil production levels between Russia and members of the Organization of Petroleum Exporting Countries (“OPEC”) created an oversupply of crude oil. The dispute was ultimately resolved through agreed-upon production cuts, but not until June 2020. Both events put substantial downward pressure on the price of oil and natural gas in the second quarter of 2020, and the Trust cannot guarantee that the prices will not continue to be negatively affected by the aforementioned events.

Results of Operations – for the Three and Six Months Ended June 30, 2020 and 2019

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and six months ended June 30, 2020 and 2019 was determined as shown in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Gross proceeds from the Subject Interests:
Natural Gas	$6,324,510		$12,123,999		$20,166,376		$30,762,506
Oil	258,592		809,378		644,237		1,252,584
Other	(512,080	)(1)	507,000	(2)	(104,047	)(1)	1,014,000	(2)

Total	6,071,022		13,440,377		20,706,566		33,029,090
Production Costs:
Severance tax – gas	555,245		1,309,692		1,415,842		3,443,009
Severance tax – oil	24,206		67,671		55,918		104,452
Lease operating expense and property tax	5,764,655		6,786,230		12,695,269		14,749,195
Capital expenditures	5,434		2,237,344		60,179		2,960,241

Total	6,349,540		10,400,937		14,227,208		21,256,897

Production costs in excess of gross proceeds	1,572,814		171,500		1,572,814		171,500

Net profits	1,294,296		3,210,940		8,052,172		11,943,693
Net overriding royalty interest	75%		75%		75%		75%

Royalty Income	$970,722		$2,408,205		$6,039,129		$8,957,770

(1)

Estimated revenue from non-operated properties and granted audit exceptions with interest as a result of the 2018 audit, negatively offset by Hilcorp’s true-ups and adjustments of non-operated revenue from the February 2019 through July 2019 and October 2019 through November 2019 production months.

(2)	Estimated revenue from non-operated properties.

The Royalty Income distributed to the Trust for both the three and six months ended June 30, 2020 was lower than that distributed during the same period of 2019 due primarily to lower natural gas prices and a slight decrease in natural gas production. The average natural gas price decreased from $1.74 per Mcf for the three months ended June 30, 2019 to $0.92 per Mcf for the three months ended June 30, 2020, and the average natural gas price decreased from $2.14 per Mcf for the six months ended June 30, 2019 to $1.47 per Mcf for the six months ended June 30, 2020. Production of natural gas from the Subject Interests decreased slightly from 6,970,358 Mcf for the three months ended June 30, 2019 to 6,871,522 Mcf for the three months ended June 30, 2020, and from 14,364,272 Mcf for the six months ended June 30, 2019 to 13,735,521 Mcf for the six months ended June 30, 2020.

Gross Proceeds from Subject Interests. Total Gross proceeds decreased approximately $7.4 million, or 55%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and decreased approximately $12 million, or 37%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was due primarily to lower natural gas prices and a slight decrease in natural gas production from the Subject Interests along with negative adjustments to “Other” income in 2020 due to Hilcorp’s true-ups and adjustments of non-operated revenue from production months in 2019.

Capital Expenditures. Capital expenditures by Hilcorp decreased approximately $2.2 million, or 100%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and decreased approximately $2.9 million, or 98%,for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was attributable to Hilcorp’s reduced capital spending plan, which the Trust announced on February 24, 2020 (the “2020 Plan”). The 2020 Plan calls for total capital spending of $0.3 million for fiscal 2020.

Severance Taxes. Aggregate severance taxes decreased approximately $0.8 million, or 58%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and decreased approximately $2.0 million, or 59%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily attributable to lower revenue in 2020. Severance taxes represented approximately 9.5% of gross proceeds for the three months ended June 30, 2020, compared to approximately 10% for the same period of 2019. Severances taxes represented approximately 7% of gross proceeds for the six months ended June 30, 2020, compared to approximately 11% for the same period of 2019. The decrease in percentage was primarily attributable to Hilcorp’s true-ups of natural gas and oil severance tax during the six months ended June 30, 2020.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $1.0 million, or 15%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and decreased $2.1 million, or 14%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease is primarily due to lower compression and well servicing expenses in addition to decreases across other cost categories due to Hilcorp’s efforts to reduce operating costs in the current price environment.

Monthly lease operating expenses of the Subject Interests, including property taxes, for the three months ended June 30, 2020 averaged approximately $1.9 million, compared to $2.3 million for the three months ended June 30, 2019. Monthly lease operating expenses of the Subject Interests, including property taxes, for the six months ended June 30, 2020 averaged $2.1 million, compared to an average of $2.5 million for the six months ended June 30, 2019.

Distributable Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Royalty Income	$970,722	$2,408,205	$6,039,129	$8,957,770
Interest Income	2,052	9,664	5,613	17,714

Total Income	972,774	2,417,869	6,044,742	8,975,484
Expenses – General and administrative	(494,672)	(506,109)	(948,379)	(1,048,887)
Decrease in Cash Reserves	107,142	84,943	107,142	84,943

Distributable Income	585,244	1,996,703	5,203,505	8,011,540

Distributable Income per Unit (46,608,796 Units)	$0.012557	$0.042840	$0.111642	$0.171890

Distributable Income. Distributable Income decreased by approximately $1.4 million, or 71%, to $0.6 million ($0.012557 per Unit) for the three months ended June 30, 2020 from $2.0 million ($0.042840 per Unit) for the three months ended June 30, 2019. Distributable Income decreased by approximately $2.8 million, or 35%, to $5.2 million ($0.111642 per Unit) for the six months ended June 30, 2020 from $8.0 million ($0.171890 per Unit) for the six months ended June 30, 2019. The decrease in Distributable Income was primarily attributable to lower natural gas prices and lower gas production in 2020 offset by lower production costs, resulting in lower Royalty income. There was no distributable income in June 2020 due primarily to decreased natural gas prices and natural gas production along with true-ups of prior periods by Hilcorp, resulting in gross excess production costs applicable to the Subject Interests of $1.6 million, with 75%, or $1.2 million (net) allocated to the Trust.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2020 were as follows:

April	$0.008296
May	0.004261
June	0.000000

Quarter Total	$0.012557

Interest Income. Interest income was lower for the three and six months ended June 30, 2020 as compared to the same periods in 2019 due primarily to lower yields on short-term investments and lower cash balances.

General & Administrative Expenses. General and administrative expenses decreased approximately 2%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and decreased approximately $0.1 million, or 10%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

Cash Reserves. The Trust withdrew approximately $0.1 million from its established $1.0 million cash reserve in June 2020 to pay the Trust’s general and administrative expenses due to the Trust receiving no Royalty Income in June 2020. Total cash reserves were approximately $0.9 million as of June 30, 2020. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee will replenish the cash reserve once it begins to receive Royalty Income from Hilcorp. The Trustee does not anticipate any increases to the cash reserve above a level of $1.0 million in 2020, although it cannot guarantee that the Trustee will not increase such cash reserves in the future.

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

The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that Covid-19 may have on production, including as it relates to personnel availability in New Mexico and other Subject Interest areas. Hilcorp further informed the Trust that it does not anticipate that Covid-19 will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the Covid-19 pandemic on Hilcorp and the Subject Interests is still unknown and any such impact could result in actual results being different than Hilcorp’s expectations. Specifically, the Trust has noted that prices have declined, which may lead to further reductions from expected negative true-ups for reported estimates from earlier periods in 2020.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards.

Royalty Income for the three months ended June 30, 2020 is associated with oil and natural gas production during February through April 2020 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,
	2020		2019
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,871,522	11,896	6,970,358	16,750
Royalty	(1,373,556)[1]	5,721	739,859	9,997
Average Price (per Mcf/Bbl)	$0.92	$21.74	$1.74	$48.32

[1]

The oil and natural gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost. The allocation formula for natural gas produced a negative volume due to excess production costs for natural gas in June 2020. Gross excess production costs applicable to the Subject Interests were $1.6 million as of June 30, 2020, with 75%, or $1.2 million (net) allocated to the Trust.

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the six months ended June 30, 2020 and 2019 were as follows:

	For the Six Months Ended June 30,
	2020		2019
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	13,735,521	19,322	14,364,272	27,571
Royalty	1,005,118	10,163	3,363,909	15,234
Average Price (per Mcf/Bbl)	$1.47	$33.34	$2.14	$45.43

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

The fluctuations in natural gas production that have occurred during the three-month period ended June 30, 2020 and 2019, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended June 30, 2020.

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

The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that Covid-19 may have on production, including as it relates to personnel availability in New Mexico and other Subject Interest areas. Hilcorp further informed the Trust that it does not anticipate that Covid-19 will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the Covid-19 pandemic on Hilcorp and the Subject Interests is still unknown and any such impact could result in actual results being different than Hilcorp’s expectations. Specifically, the Trust has noted that prices have declined, which may lead to further reductions from expected negative true-ups for reported estimates from earlier periods in 2020.

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

The Net Overriding Royalty Conveyance (the “Conveyance”) that transferred the royalty to the Trust obligates Hilcorp to provide the Trust with certain financial and operational information, including information concerning calculations of net proceeds owed to the Trust. Once the Trust receives the financial information from Hilcorp, the Trust engages independent public accountants, compliance auditors, attorneys and petroleum engineers in order to assist the Trustee to ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic reports. These outside professionals advise the Trustee in its review and compilation of this information for inclusion in this Quarterly Report on Form 10-Q and the other periodic reports provided by the Trust to the SEC.

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates and reversing and rebooking periods during fiscal 2017, 2018, and 2019 are still occurring and being reported in 2020. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups and rebooking, plus interest. Hilcorp notified the Trust that as of the date of this Quarterly Report, it will still need to adjust the previously reported production and financial information associated with operated wells for the production months of January 2018 through December 2018, and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under- or over-payment has occurred.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of June 30, 2020, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended June 30, 2020, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated August 10, 2020, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated August 10, 2020, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, on behalf of BBVA USA, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, BBVA USA, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBVA USA, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Joshua R. Peterson
Joshua R. Peterson Head of Trust Real Assets & Mineral Resources and Senior Vice President

Date: August 10, 2020

(The Trust has no directors or executive officers.)