Form 10-Q
period 2020-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2020-11-16
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of Units of beneficial interest outstanding at November 16, 2020: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2020 (Unaudited)	December 31, 2019 (Audited)
ASSETS
Cash and short-term investments	$602,910	$1,079,421
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $128,103,458 and $127,823,321 at September 30, 2020 and December 31, 2019, respectively)	5,172,070	5,452,207

	$5,774,980	$6,531,628

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$—	$79,421
Cash reserves	602,910	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	5,172,070	5,452,207

	$5,774,980	$6,531,628

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Royalty income	$—	$—	$6,039,129	$8,957,770
Interest income	396	5,633	6,010	23,347

Total income	396	5,633	6,045,139	8,981,117
General and administrative expenses	(290,344)	(340,084)	(1,238,724)	(1,388,971)
Decrease in cash reserves	289,948	334,451	397,090	419,394

Distributable income	$—	$—	$5,203,505	$8,011,540

Distributable income per Unit (46,608,796 Units)	$0.000000	$0.000000	$0.111642	$0.171890

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$5,172,070	$5,586,320	$5,452,207	$5,844,727
Amortization of net overriding royalty interest	—	—	(280,137)	(258,407)
Distributable income	—	—	5,203,505	8,011,540
Distributions declared	—	—	(5,203,505)	(8,011,540)

Trust corpus, end of period	$5,172,070	$5,586,320	$5,172,070	$5,586,320

Distributions declared (per Unit)	$0.000000	$0.000000	$0.111642	$0.171890

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1. Basis of Presentation

The preceding (a) condensed statement of assets, liabilities and trust corpus as of December 31, 2019 has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of BBVA USA, the trustee of the Trust (the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests originally owned by Southland Royalty Company (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2020, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2020 and 2019. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•

The net proceeds attributable to the 75% net overriding royalty interest (the “Royalty”) that burdens the Subject Interests recorded for a month is the amount computed and paid by Hilcorp to the Trustee for the Trust. Royalty Income consists of the proceeds received by Hilcorp from the sale of production, less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by Hilcorp for any month includes adjustments to proceeds and costs for prior months and affects the Royalty Income paid to the Trust and the distribution to Unit Holders for that month. See Item 2 Part I of this Quarterly Report on Form 10-Q entitled “Gross Proceeds and Severance Tax Estimates” for a more detailed explanation of the estimate and true-up process for distributable income reporting and distributions to Unit Holders.

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

•

The Conveyance provides that any excess production costs applicable to the Subject Interests over gross proceeds from such properties must be recovered from future net proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess production costs if future gross proceeds from the Subject Interests are insufficient to cover such costs. Gross excess production costs applicable to the Subject Interests were $92,000 as of September 30, 2020, with 75%, or $69,000 (net) allocated to the Trust.

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies that would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements, including the provisions of ASC 842, Leases. The Trustee determined that this standard has no impact on the Trust’s financial statements.

The Trustee has determined that there are no additional disclosures required based on the Trust’s method of accounting. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, that would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of September 30, 2020.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of September 30, 2020, the Trust’s tax years 2016 and thereafter remain subject to examination.

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

The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that Covid-19 may have on production, including as it relates to personnel availability in New Mexico and other Subject Interest areas. Hilcorp further informed the Trust that it does not anticipate that Covid-19 will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the Covid-19 pandemic on Hilcorp and the Subject Interests is still unknown and any such impact could result in actual results being different from Hilcorp’s expectations. Specifically, the Trust has noted that prices remain low, which may lead to further reductions from expected negative true-ups for reported estimates from earlier periods in 2020.

4. Settlements and Litigation

None.

5. Subsequent Events

On October 20, 2020, the Trust reported that Hilcorp had advised the Trust that the August 2020 reporting month included a reimbursement by the Trust to Hilcorp of $0.5 million, as the remaining portion of the total $2.0 million in “Other” revenue that was included in the estimated gross proceeds in the December 2017 and January 2018 distribution months. In addition, the Trustee replenished the Trust’s cash reserves during the third quarter by $0.4 million to bring the cash reserve balance back to the previously established amount of $1.0 million.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980 between Southland Royalty Company (“Southland”) and The Fort Worth National Bank (the “Original Indenture”). The Original Indenture was amended and restated on September 30, 2002, and further amended and restated on December 12, 2007, which the Trust refers to as the “Indenture” in this Quarterly Report on Form 10-Q. Because of a series of mergers and other transactions involving the Trustee of the Trust, the current Trustee of the Trust is BBVA USA, which is a wholly-owned subsidiary of Banco Bilbao Vizcaya Argentaria, S.A.

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

Gross Proceeds and Severance Tax Estimates. The sale of San Juan Basin assets, including the Subject Interests, from Burlington to Hilcorp closed on July 31, 2017. Hilcorp has advised the Trust that for certain months (since the closing of its purchase of the assets), it has reported estimates of cash revenues and expenses based on the best information available to it at the time, instead of reporting actual amounts. Hilcorp further has informed the Trust that it believes that its estimates have been prepared in accordance with the Conveyance, and the Trust and its advisors continue to review such estimates for compliance with the Conveyance.

Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) during fiscal years 2017, 2018, and 2019 are still occurring and being reported in 2020. Hilcorp has informed the Trust that as it continues to refine further its estimating and reporting processes, Hilcorp will review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it will reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

During the three months ended September 30, 2020, Hilcorp made true-up and rebooking adjustments to oil, gas, and other revenue and severance tax resulting in additional profits of $0.4 million gross (approximately $0.3 million net to the Trust) based on the production months of January through March 2018, January, August and December 2019, and January and February 2020. The total of true-up and rebooking adjustments for the nine months ended September 30, 2020 was an additional profit of $58,000 gross ($43,500 net).

Hilcorp notified the Trust that as of the date of this Quarterly Report, it will still need to adjust the previously reported production and financial information for the production months of April 2018 through December 2018 for operated wells and October 2017 through December 2017 and April 2018 through December 2018 for non-operated wells and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under-or over-payment has occurred.

$2.0 Million in Additional “Other” Gross Proceeds Estimates. The Trust has been advised by Hilcorp that during the period following the closing of its purchase of the Subject Interests from Burlington, Hilcorp included an additional $1.0 million in “Other” revenue in the gross proceeds estimates in each of the December 2017 and January 2018 distribution months. This additional $2.0 million in “Other” revenue was based on Hilcorp’s estimated increases in natural gas production that were subsequently offset by lower natural gas prices.

The third quarter of 2020 included a reduction of $1.5 million in “Other” gross proceeds, which reduced, but did not eliminate, the previously reported $2.0 million in estimated “Other” gross proceeds. As of the date of this Quarterly Report, Hilcorp has not yet trued-up the remaining $0.5 million in “Other” gross proceeds. As a result, once Hilcorp has finalized its true-ups, there could be a negative adjustment to the “Other” gross proceeds consisting of a reduction in Royalty Income to the Trust by Hilcorp of the remaining estimated payment of up to $0.5 million.

Commodity Prices. The Trust’s income and monthly distributions from the Subject Interests are heavily influenced by the price of oil and natural gas. These prices may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas-based on market uncertainty or a variety of additional factors that are beyond the Trustee’s control. During the first two quarters of 2020, oil and natural gas prices decreased substantially due to significantly decreased demand as a result of the novel coronavirus (“Covid-19”) pandemic. While oil and gas natural prices have increased in the third quarter, they are still below pre-pandemic levels. Additionally, a dispute over oil production levels between Russia and members of the Organization of Petroleum Exporting Countries (“OPEC”) created an oversupply of crude oil. The dispute was ultimately resolved through agreed-upon production cuts, but not until June 2020. Both events put substantial downward pressure on the price of oil and natural gas in the first and second quarters of 2020, and while prices have somewhat recovered and largely stabilized, the Trust cannot guarantee that the prices will not continue to be negatively affected by the aforementioned events.

Results of Operations – for the Three and Nine Months Ended September 30, 2020 and 2019

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and nine months ended September 30, 2020 and 2019 was determined as shown in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Gross proceeds from the Subject Interests:
Natural Gas	$8,474,484		$8,736,787		$28,640,859		$39,499,293
Oil	398,805		1,183,844		1,043,043		2,436,428
Other	(773,604	)(1)	709,058	(2)	(877,651	)(1)(3)	1,723,058	(2)

Total	8,099,685		10,629,689		28,806,251		43,658,779
Production Costs:
Severance tax – gas	1,332,878		850,397		2,748,720		4,293,406
Severance tax – oil	95,451		98,879		151,368		203,331
Lease operating expense and property tax	5,113,994		6,970,908		17,809,264		21,720,102
Capital expenditures	60,486		4,690,372		120,665		7,650,613
Other(4)	16,065		18,676		16,065		18,676

Total	6,618,874		12,629,232		20,846,082		33,886,128

Production costs in excess of gross proceeds	(1,480,811	)(5)	1,999,543		92,003		2,171,042

Net profits	—		—		8,052,172		11,943,693
Net overriding royalty interest	75%		75%		75%		75%

Royalty Income	—		—		$6,039,129		$8,957,770

1.

Estimated revenue from non-operated properties and true-ups and adjustments of non-operated revenue for the production months of January through March 2018, negatively offset by a reduction of $1.5 million in “Other” gross proceeds, being a portion of the total $2.0 million in “Other” revenue included in the estimated gross proceeds in the December 2017 and January 2018 distribution months.

2.	Estimated revenue from outside-operated properties, handling and processing income, and $0.2 million from granted exceptions.
3.

Estimated revenue from non-operated properties and granted audit exceptions with interest as a result of the 2018 audit, negatively offset by Hilcorp’s true-ups and adjustments of non-operated revenue from the February 2019 through July 2019 and October 2019 through November 2019 production months.

4.	Interest charges on excess production costs.
5.

Net proceeds (gross proceeds less production costs) for the three months ended September 30, 2020, were $1,480,811, which reduced, but did not eliminate, the prior excess production costs of $1,572,814 from the three months ended June 30, 2020. Gross excess production costs applicable to the Subject Interests were $92,000 as of September 30, 2020, with 75%, or $69,000 (net), allocated to the Trust.

There was no Royalty Income distributed to the Trust in the three months ended September 30, 2020 due to excess production costs from the April 2020 production month. No Royalty Income was distributed to the Trust in the third quarter of 2019 primarily due to Hilcorp’s increased capital spending pursuant to its 2019 capital spending plan. The Royalty Income distributed to the Trust for the nine months ended September 30, 2020 was lower than that distributed during the nine months ended September 30, 2019 due primarily to lower natural gas pricing and a decrease in natural gas production. The average natural gas price increased from $1.26 per Mcf for the three months ended September 30, 2019 to $1.46 per Mcf for the three months ended September 30, 2020, and the average natural gas price decreased from $1.86 per Mcf for the nine months ended September 30, 2019 to $1.47 per Mcf for the nine months ended September 30, 2020. Production of natural gas from the Subject Interests decreased from 6,925.842 Mcf for the three months ended September 30, 2019 to 5,786,304 Mcf for the three months ended September 30, 2020, and from 21,290,114 Mcf for the nine months ended September 30, 2019 to 19,521,825 Mcf for the nine months ended September 30, 2020.

Gross Proceeds from Subject Interests. Total Gross proceeds decreased approximately $2.5 million, or 24%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and decreased approximately $14.9 million, or 34%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was due primarily to lower natural gas production and decreased natural gas prices along with a reimbursement by the Trust to Hilcorp of $1.5 million, being a portion of the total $2.0 million in “Other” revenue included in the estimated gross proceeds in the December 2017 and January 2018 distribution months.

Capital Expenditures. Capital expenditures by Hilcorp decreased approximately $4.6 million, or 99%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and decreased approximately $7.5 million, or 98%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was attributable to Hilcorp’s reduced capital spending plan that the Trust announced on February 24, 2020 (the “2020 Plan”). The 2020 Plan calls for total capital spending of $0.3 million for fiscal 2020.

Severance Taxes. Aggregate severance taxes increased approximately $0.5 million, or 50%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and decreased approximately $1.6 million, or 36%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The percentage increase in the three-month period is primarily attributable to Hilcorp’s true-ups of the first quarter of 2018 natural gas and oil severance taxes and the percentage decrease over the nine-month period is primarily due to lower revenue. Severance taxes represented approximately 18% of gross proceeds for the three months ended September 30, 2020, compared to approximately 9% for the same period of 2019. The increase is primarily attributable to Hilcorp’s true-ups of the first quarter of 2018 natural gas and oil severance taxes. Severances taxes represented approximately 10% of gross proceeds for both nine-month periods ended September 30, 2020 and 2019.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $1.9 million, or 27%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and decreased $3.9 million, or 18%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease is primarily due to lower compression and well servicing expenses in addition to decreases across other cost categories due to Hilcorp’s efforts to reduce operating costs in the current price environment.

Monthly lease operating expenses of the Subject Interests, including property taxes, for the three months ended September 30, 2020 averaged approximately $1.7 million, compared to $2.3 million for the three months ended September 30, 2019. Monthly lease operating expenses of the Subject Interests, including property taxes, for the nine months ended September 30, 2020 averaged $2.0 million, compared to an average of $2.4 million for the nine months ended September 30, 2019.

Distributable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Royalty income	$—	$—	$6,039,129	$8,957,770
Interest income	396	5,633	6,010	23,347

Total income	396	5,633	6,045,139	8,981,117
General and administrative expenses	(290,344)	(340,084)	(1,238,724)	(1,388,971)
Decrease in cash reserves	289,948	334,451	397,090	419,394

Distributable income	$—	$—	$5,203,505	$8,011,540

Distributable income per Unit (46,608,796 Units)	$0.000000	$0.000000	$0.111642	$0.171890

Distributable Income. There was no Distributable Income in either of the three month periods ended September 30, 2020 and 2019. Distributable Income decreased by approximately $2.8 million, or 35%, to $5.2 million ($0.111642 per Unit) for the nine months ended September 30, 2020 from $8.0 million ($0.171890 per Unit) for the nine months ended September 30, 2019. There was no Distributable Income in the third quarter of 2020 due primarily to lower gas production and to true-ups of prior periods by Hilcorp resulting in excess production costs from the April 2020 production month. Gross excess production costs applicable to the Subject Interests were $92,000 as of September 30, 2020, with 75%, or $69,000 (net) allocated to the Trust.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2020 were as follows:

July	$0.000000
August	0.000000
September	0.000000

Quarter Total	$0.000000

Interest Income. Interest income was lower for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 due primarily to lower yields on short-term investments and lower cash balances.

General & Administrative Expenses. General and administrative expenses decreased approximately 15%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and decreased approximately 11%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

Cash Reserves. The Trust withdrew approximately $0.3 million from its cash reserve during the third quarter of 2020 to pay the Trust’s general and administrative expenses due to the Trust receiving no Royalty Income during that period. Total cash reserves were approximately $0.6 million as of September 30, 2020. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee will replenish the cash reserve once it begins to receive Royalty Income from Hilcorp. The Trustee does not anticipate any increases to the cash reserve above a level of $1.0 million in 2020, although it cannot guarantee that the Trustee will not increase such cash reserves in the future.

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

In the event the Trust does not receive sufficient net cash payments from Hilcorp, the Trust believes it has sufficient capacity to draw upon the cash reserve amount or borrow funds against the Royalty to cover the Trust’s operating expenses until its cash reserve can be replenished from net cash payments from Hilcorp

The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that Covid-19 may have on production, including as it relates to personnel availability in New Mexico and other Subject Interest areas. Hilcorp further informed the Trust that it does not anticipate that Covid-19 will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the Covid-19 pandemic on Hilcorp and the Subject Interests is still unknown and any such impact could result in actual results being different from Hilcorp’s expectations. Specifically, the Trust has noted that prices remain low, which may lead to further reductions from expected negative true-ups for reported estimates from earlier periods in 2020.

As noted in the Subsequent Events section above, the Trust replenished its cash reserves to $1.0 million in October. Additionally, per its October 20, 2020 press release and Current Report on Form 8-K, the Trust made a monthly cash distribution to the holders of its Units of $651,100.95, or $0.013969 per Unit, based primarily upon production during the month of August 2020.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards.

Royalty Income for the three months ended September 30, 2020 is associated with oil and natural gas production during May through July 2020 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,
	2020		2019
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)		Oil and Condensate (Bbls)
Production
Subject Interests	5,786,304	14,195	6,925,842		26,139
Royalty	946,233	6,245	(2,567,495	)(1)	17,512
Average Price (per Mcf/Bbl)	$1.46	$28.09	$1.26		$45.29

[1]

The oil and natural gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including Hilcorp’s capital expenditures pursuant to its 2019 CapEx Plan. The allocation formula for natural gas produced a negative volume due to excess production costs during the three month ended September 30, 2019.

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the nine months ended September 30, 2020 and 2019 were as follows:

	For the Nine Months Ended September 30,
	2020		2019
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	19,521,825	33,517	21,290,114	53,710
Royalty	1,951,351	16,408	796,414	32,746
Average Price (per Mcf/Bbl)	$1.47	$31.12	$1.86	$45.36

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual natural gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Sales volumes attributable to the Royalty are determined by dividing the net profits by the Trust from the sale of oil and natural gas, respectively, by the prices received by Hilcorp for sales of such volumes from the Subject Interests, taking into consideration production taxes attributable to the Subject Interests. Because the oil and natural gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including Hilcorp’s capital expenditures and the timing of Hilcorp’s true-ups of prior reported estimated oil and natural gas production data, the aggregate sales amounts from the Subject Interests may not provide a meaningful comparison to sales attributable to the Royalty. Future true-ups will affect future royalty proceeds, but will not change the reported amounts due to the accounting basis used.

The fluctuations in natural gas production that have occurred during the three-month period ended September 30, 2020 and 2019, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. In addition, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended September 30, 2020.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that affect the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 1 Basis of Presentation and Part II, Item 8. Financial Statements and Supplemental Data contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that Covid-19 may have on production, including as it relates to personnel availability in New Mexico and other Subject Interest areas. Hilcorp further informed the Trust that it does not anticipate that Covid-19 will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the Covid-19 pandemic on Hilcorp and the Subject Interests is still unknown and any such impact could result in actual results being different from Hilcorp’s expectations. Specifically, the Trust has noted that prices remain low, which may lead to further reductions from expected negative true-ups for reported estimates from earlier periods in 2020.

For information on the Trust’s exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4.	Controls and Procedures.

The Trust maintains a system of internal disclosure controls and procedures that is designed to ensure that the information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. In its evaluation of its disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Hilcorp, the owner of the properties. Consequently, the Trust’s ability to disclose timely and accurately relevant information in its periodic reports is dependent upon Hilcorp’s timely delivery of accurate oil and gas revenue and production cost information and, therefore, the net proceeds owed to the Trust.

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

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates and reversing and rebooking periods during fiscal 2017, 2018, and 2019 are still occurring and being reported in 2020. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups and rebooking, plus interest. Hilcorp notified the Trust that as of the date of this Quarterly Report, it will still need to adjust the previously reported production and financial information for the production months of April 2018 through December 2018 for operated wells and October 2017 through December 2017 and April 2018 through December 2018 for non-operated wells and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under- or over-payment has occurred.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of September 30, 2020, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended September 30, 2020, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 16, 2020, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated November 16, 2020, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, on behalf of BBVA USA, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, BBVA USA, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBVA USA, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Joshua R. Peterson
Joshua R. Peterson
Head of Trust Real Assets & Mineral Resources and Senior Vice President

Date: November 16, 2020

(The Trust has no directors or executive officers.)