Form 10-K
period 2020-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2021-03-31
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☑

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2020: $106,176,855

At March 31, 2021 there were 46,608,796 Units of Beneficial Interest of the registrant outstanding.

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

Recompleted Well: A well completed by drilling a separate well bore from an existing casing in order to reach the same reservoir, or re-drilling the same well bore to reach a new reservoir.

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

As of December 31, 2020, 98% of the Trust’s estimated proved reserves consisted of natural gas reserves, and 96% of the gross proceeds from the Subject Interests in 2020 were attributable to the production and sale of natural gas by Hilcorp as well as other proceeds. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Trust income available for distribution to the Unit Holders by the Trust and, by extension, the price of the Units. Normally there is greater demand for natural gas used for heating or air conditioning purposes in the summer and winter months than during the rest of the year.

The Trustee

The primary function of the Trustee is to collect the net proceeds attributable to the Royalty (“Royalty Income”), to pay all expenses and charges of the Trust and to distribute the remaining available income to the

Unit Holders. The Trust received approximately $8.8 million and $9.9 million in Royalty Income from Hilcorp in each of the fiscal years ended December 31, 2020 and 2019, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $7.4 million and $8.1 million to Unit Holders in each of the fiscal years ended December 31, 2020 and 2019, respectively. The Trust’s corpus was approximately $5.1 million and $5.5 million as of December 31, 2020 and 2019, respectively.

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

The Trustee may, in its sole discretion, establish a cash reserve for payment of Trust liabilities that are contingent or uncertain or otherwise not currently due and payable. As of December 31, 2020, the Trustee had established cash reserves of $1.0 million. During the period from June 2020 through September 2020 the Trust collectively utilized cash reserves of $397,090 to pay Trust administrative expenses. The Trustee replenished the cash reserves by $397,090 in October 2020 to bring the cash reserve balance to the previously established amount of $1.0 million. The Trustee does not anticipate any increase or decrease to the cash reserves in 2021.

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

The Trust has no employees, directors, or executive officers, and thus does not have a business need to focus on its human capital resources.

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

The Subject Interests

The Subject Interests consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. According to the information provided by Hilcorp, there were, as of December 31, 2020, 4,323 gross (825.9 net) wells on the properties underlying the Subject Interests, calculated on a well bore basis and not including multiple completions as separate wells, of which approximately 981 gross (281.7 net) wells were Multiple Completion Wells, resulting in a total of 5,376 gross (1,139.0 net) completions.

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

Coal seam natural gas constituted approximately 8% of our proved natural gas reserves as of December 31, 2020. The process of removing coal seam natural gas is often referred to as degasification or desorption. Millions of years ago, natural gas was generated in the process of coal formation and absorbed into the coal. Water later filled the natural fracture system. When the water is removed from the natural fracture system, reservoir pressure is lowered and the natural gas desorbs from the coal. The desorbed natural gas then flows through the fracture system and is produced at the well bore. The volume of formation water production typically declines with time and the natural gas production may increase for a period of time before starting to decline. Typically, the volumes of natural gas produced from a Coal Seam Well decline more rapidly than those of Conventional Wells.

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

2021 Capital Expenditure Budget

On February 23, 2021, the Trust announced that Hilcorp had informed the Trust that its 2021 capital project plan for the Subject Interests (the “2021 Plan”) will allocate primarily all of its $0.3 million total towards facilities projects related to natural gas compression. Due to the current low prices for natural gas, Hilcorp informed the Trust that it does not plan to conduct any new drill projects or recompletions within the Subject Interests during 2021. However, Hilcorp advised the Trust that the 2021 Plan is subject to revision if Hilcorp changes its assumptions underlying the 2021 Plan, particularly changes in the prices of natural gas.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for each of the two years ended December 31, 2020, were as follows:

	For the year ended December 31,
	2020		2019
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	25,778,912	51,123	27,603,430	66,458
Royalty	3,558,084	27,951	2,192,560	40,179
Average Price (per Mcf/Bbl)	$1.51	$31.47	$1.79	$45.11

Production costs for natural gas and oil attributable to the Subject Interests for the two years ended December 31, 2020 were as follows:

	2020	2019
Total Production Costs (including capital expenses)	$28,286,866	$41,473,084
Average Production Costs per unit of Production	$1.0844	$1.4811
Lease Operating Expenses	$23,321,252	$28,279,441
Average Lifting Cost per unit of Production	$0.8940	$1.0099

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

Hilcorp’s sales contracts with Chevron Natural Gas (“Chevron”) and EDF Trading North America LLC (“EDF”) automatically renewed for an additional one-year term and now expire on March 31, 2022. Each of Hilcorp’s sales contracts with EDF and Chevron provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin. Hilcorp’s natural gas sales contract with New Mexico Gas Company, Inc. automatically renewed for an additional one-year term and now expires on March 31, 2022. The contract provides for the sale of certain winter-only natural gas supplies processed at the Kutz plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin.

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

Oil and Natural Gas Reserves

Proved Reserves

All of the Trust’s reserves are located in the San Juan Basin. Total proved Developed and Undeveloped Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2020 were as follows:

	Proved Reserves(1)(2)
Reserves Category	Natural Gas (MMcf)	Crude Oil and Condensate (MBbls)
Developed	38,003	147
Undeveloped	-	-

Total Proved	38,003	147

(1)

Proved reserves were calculated using prices equal to the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices for each of the preceding twelve months, which were $1.985 per MMBtu (Henry Hub) of natural gas and $39.57 per Bbl (West Texas Intermediate) of oil. The adjusted volume-weighted average prices over the life of the properties were $1.44 per Mcf of gas and $29.57 per Bbl of oil.

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

Estimated quantities of proved Developed Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2020 and 2019 were as follows:

	2020	2019
Natural Gas (MMcf)	38,003	49,334
Crude Oil and Condensate (MBbls)	147	172

Proved Undeveloped Reserves

Based on information provided by Hilcorp and analysis by our independent reserve engineer, there were no proved undeveloped reserves identified as of December 31, 2020 or 2019.

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

Third-Party Reserves

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust has verified the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and natural gas reserves as of December 31, 2019 and 2020 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 32 years of practice experience in petroleum engineering, and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Climate Change. In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other greenhouse gases (“GHGs”) endanger public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. Based on those findings, the EPA adopted and implemented various regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. The current Biden Administration intends to reverse the prior Trump Administrations’ efforts to delay or revise such regulations. Thus, it is likely that the industry will be subjected to a stricter regulatory scheme that seeks to curb the U.S. production and usage of fossil fuels. The impact such regulation may have on the amount of net proceeds attributable to the Royalty that are paid to the Trust by Hilcorp or subsequent operators of the Subject Interests is difficult to predict. In addition, federal agencies, pursuant to President Biden’s executive orders, are likely to continue developing regulations to reduce GHG emissions from the oil and gas industry. In addition, states may continue pursuing climate regulations separate from those of the federal government.

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

Unit Holders

According to the records of our transfer agent, as of March 25, 2021, there were 46,608,796 Units outstanding held by 839 Unit Holders of record. The actual number of Unit Holders is greater than these numbers of Unit Holders of record and includes Unit Holders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of Unit Holders of record also does not include Unit Holders whose Units may be held in trust by other entities.

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

The amount of gross proceeds attributable to the Subject Interests depends on prevailing natural gas prices and, to a lesser extent, crude oil prices. As a result, commodity prices affect the amount of Royalty Income available for distribution to the Unit Holders. During 2020, the price of natural gas for production from the Subject Interests decreased from an average price for natural gas of $1.79 per Mcf in 2019 to $1.51 per Mcf in 2020. The price for oil decreased from an average price of $45.11 per Bbl in 2019 to $31.47 per Bbl in 2020.

The amount of gross proceeds also depends on the volumes of natural gas and oil produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new natural gas and oil assets, and as a result, Royalty Income is dependent on the natural gas and oil volumes attributable to the Subject Interests. Although Hilcorp and other operators of the Subject Interests may conduct drilling operations or well recompletions in the near term, the Subject Interests are depleting assets, and Hilcorp has informed the Trust that it is unable to estimate the productive life of the Subject Interests. Lower commodity prices may also reduce the volume of natural gas and oil produced from the Subject Interests by Hilcorp. Hilcorp did not conduct any new drill projects or recompletions within the Subject Interests in 2020.

On February 23, 2021, the Trust announced that Hilcorp had informed the Trust that its 2021 capital project plan for the Subject Interests (the “2021 Plan”) will allocate primarily all of its $0.3 million total towards facilities projects related to natural gas compression. Due to the current low prices for natural gas, Hilcorp informed the Trust that it does not plan to conduct any new drill projects or recompletions within the Subject Interests during 2021. However, Hilcorp advised the Trust that the 2021 Plan is subject to revision if Hilcorp changes its assumptions underlying the 2021 Plan, particularly changes in the prices of natural gas.

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

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. Total cash reserves were $1.0 million as of December 31, 2019 and 2020. The Trust utilized cash reserves of $397,090 to pay Trust administrative expenses in 2020. The Trust replenished its cash reserves by $397,090 in October 2020 to bring the cash reserve balance back to the previously established amount of $1.0 million. The Trustee does not anticipate any increase or decrease to the cash reserves in 2021.

Covid-19 Pandemic. The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that Covid-19 may have on production, including as it relates to personnel availability in New Mexico and other Subject Interest areas. Hilcorp further informed the Trust that it does not anticipate that Covid-19 will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the Covid-19 pandemic on Hilcorp and the Subject Interests is still unknown and any such impact could result in actual results being different from Hilcorp’s expectations.

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

Gross Proceeds and Severance Tax Estimates. Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) during fiscal years 2018 and 2020 are still occurring and being reported in 2021. Hilcorp has informed the Trust that as it continues to refine further its estimating and reporting processes, Hilcorp will review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it will reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

Hilcorp notified the Trust that as of the date of this Annual Report, it will still need to adjust the previously reported production and financial information for the production months of June through December 2018 for operated wells and June through December 2018 and July 2020 for non-operated wells and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under-or over-payment has occurred.

In 2019, Hilcorp made true-up and rebooking adjustments resulting in an additional $325,000 gross ($244,000 net) Royalty Income revenue to the Trust based on the production months of August 2017, September 2017, October 2017, and January 2019. In 2020, Hilcorp made true-up and rebooking adjustments resulting in a reduction of $0.5 million gross ($0.4 million net) Royalty Income to the Trust based on the production months of August through December 2017, January through May 2018, and January 2019 through June 2020. This brings net true-ups during Hilcorp’s reconciliation process in 2019 and 2020 to a total reduction in Royalty Income of $175,000 gross ($131,000 net).

$2.0 Million in Additional “Other Gross” Proceeds Estimates. The Trust has been advised by Hilcorp that during the period following the closing of its purchase of the Subject Interests from Burlington, Hilcorp included an additional $1.0 million in “Other” revenue in the gross proceeds estimates in each of the December 2017 and January 2018 Trust distribution months. This additional $2.0 million in “Other” revenue was based on Hilcorp’s estimated increases in natural gas production that were subsequently offset by lower natural gas prices. In 2020 Hilcorp recouped the $2.0 million by reducing “Other” gross proceeds in the Trust distribution months of July, August, September and October 2020.

Results of Operations

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the two years ended December 31, 2020 was determined as shown in the following table:

	For the years ended December 31,
	2020		2019
Gross Proceeds From the Subject Interests:
Natural Gas	$38,937,359		$49,443,283
Oil	1,608,922		2,998,207
Other	(467,053	)(1)	2,230,992	(2)

Total	40,079,228		54,672,482

Capital Expenditures	259,746		7,862,304
Severance Tax – Natural Gas	4,239,797		4,854,861
Severance Tax – Oil	240,302		251,379
Other	16,064	(3)	39,408	(3)
Lease Operating Expenses and Property Taxes	23,530,957		28,465,132

Total	28,286,866		41,473,084

Net Profits	11,792,362		13,199,398

Net Overriding Royalty Interest	75%		75%

Royalty Income	$8,844,272		$9,899,548

(1)

Estimated revenue from non-operated properties and granted audit exceptions with interest as a result of the 2018 audit, negatively offset by a reduction of $2.0 million in “Other” gross proceeds included in the December 2017 and January 2018 Trust distribution months, and further offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months of August through December 2017, January through May 2018, February through July 2019, October and November 2019, and March through June 2020.

(2)	Estimated revenue from outside operated properties, handling and processing income, and granted exceptions.

(3)	Interest charges on excess production costs.

Gross Proceeds from Subject Interests. Gross proceeds decreased $14.6 million, or 27%, to $40.1 million for the year ended December 31, 2020 as compared to $54.7 million for the year ended December 31, 2019. The decrease was due primarily to lower natural gas production and decreased natural gas prices,

The decrease also includes a one-time reimbursement by the Trust to Hilcorp of $2.0 million in “Other” gross proceeds previously included in the estimated gross proceeds paid to the Trust for the December 2017 and January 2018 distribution months. See “$2.0 Million in Additional “Other Gross” Proceeds Estimates” section above for further discussion.

Capital Expenditures. The capital expenditures reported by Hilcorp for 2020 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Royalty Income in the month they accrue, and projects within a given year’s budget often extend into subsequent years. With respect to any wells operated by third parties other than Hilcorp, Hilcorp’s share, if any, of capital expenditures for the year ended December 31, 2020 may not be paid until 2021 or later. For a summary of Hilcorp’s planned 2021 capital expenditures, see Liquidity and Capital Resources—2021 Capital Expenditure Budget.

Capital expenditures decreased $7.6 million, or 96%, to $0.3 million for the year ended December 31, 2020, as compared to $7.9 million for the year ended December 31, 2019. The decrease was primarily attributable to

Hilcorp’s reduced capital spending plan that the Trust announced on February 24, 2020 (the “2020 Plan”). Additionally, capital expenditures during the 2019 accounting period were abnormally high due to the recompletion of multiple wells and the drilling of a new well in the Fruitland Coal Formation. Hilcorp’s actual capital expenditures during its 2020 accounting period (which corresponds to the Trust’s distribution months of March 2020 through February 2021), totaled approximately $0.4 million. Hilcorp allocated its 2020 capital spending primarily towards facilities projects related to natural gas compression. Due to low prices for natural gas in 2020, Hilcorp did not conduct any new drill projects or recompletions within the Subject Interests in 2020.

Severance Taxes. Aggregate severance taxes decreased $0.6 million, or 12%, to $4.5 million for the year ended December 31, 2020, as compared to $5.1 million for the year ended December 31, 2019. The decrease was primarily attributable to lower revenue in 2020.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $5.0 million, or 17%, to $23.5 million for the year ended December 31, 2020, as compared to $28.5 million for the year ended December 31, 2019. Monthly operating expenses of the Subject Interests, including property taxes, in 2020 averaged approximately $2.0 million, compared to $2.4 million in 2019. The decrease is primarily attributable to lower compression, contract pumper and well servicing expenses in addition to decreases across other cost categories as Hilcorp was able to reduce operating costs in the current price environment.

Distributable Income

	For the years ended December 31,
	2020	2019
Royalty Income	$8,844,272	$9,899,548
Interest Income	6,248	25,896

Total Income	8,850,520	9,925,444
Expenditures – General and Administrative	1,432,038	1,834,484

Distributable Income	$7,418,482	$8,090,960

Distributable Income per Unit (46,608,796 Units)	$0.159164	$0.173594

Distributable Income decreased $0.7 million, or 8%, to $7.4 million ($0.159164 per Unit) for the year ended December 31, 2020, as compared to $8.1 million ($0.173594 per Unit) for the year ended December 31, 2019. The decrease in Distributable Income from 2019 to 2020 was primarily attributable to decreased natural gas production, lower natural gas prices, and to true-ups and adjustments of prior periods by Hilcorp, resulting in lower Royalty Income.

The Trust did not receive Royalty Income from Hilcorp from June 2020 through September 2020 due primarily to true-ups of prior periods by Hilcorp. The true-ups resulted in excess production costs for the April 2020 production month. This led to there being no Distributable Income from June 2020 through September 2020, as Royalty Income otherwise earned was offset by the excess production costs. Additionally, during this period, the Trust paid administrative expenses out of its cash reserves. Because of this, the Royalty Income received in October 2020 was first used to replenish the Trust’s cash reserve, with remaining funds distributed to Unit Holders.

Interest Income. Interest Income in 2020 decreased as compared to 2019 due to lower yields on short-term investments because of the drawdown in the Trust’s reserves from the payment of the excess production costs.

General & Administrative Expenses. General and administrative expenses decreased $0.4 million, or 22%, to $1.4 million for the year ended December 31, 2020, as compared to $1.8 million for the year ended December 31, 2019. The decrease was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust and lower third-party compliance auditor costs.

Cash Reserves. Total cash reserves were $1.0 million as of December 31, 2019 and 2020.

Liquidity and Capital Resources

The Trust’s principal source of liquidity and capital is Royalty Income. The Trust’s distribution of income to Unit Holders is funded by Royalty Income after payment of Trust expenses. The Trust is not liable for any production costs or liabilities attributable to the Royalty. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance. If the Trustee determines that the Trust does not have sufficient funds to pay its liabilities, the Trustee may borrow funds on behalf of the Trust, in which case no distributions will be made to Unit Holders until such borrowings are repaid in full. The Trustee may not sell or dispose of any part of the assets of the Trust without the affirmative vote of the Unit Holders of 75% of all of the Units outstanding; however, the Trustee may sell up to 1% of the value of the Royalty (as determined pursuant to the Indenture) during any 12-month period without the consent of the Unit Holders.

In the event the Trust does not receive sufficient net cash payments from Hilcorp, the Trust believes it has sufficient capacity to draw upon the cash reserve amount or borrow funds against the Royalty to cover the Trust’s operating expenses for the following twelve-month period.

2021 Capital Expenditure Budget

On February 23, 2021, the Trust announced that Hilcorp had informed the Trust that its 2021 capital project plan for the Subject Interests (the “2021 Plan”) will allocate primarily all of its $0.3 million total towards facilities projects related to natural gas compression. Due to the current low prices for natural gas, Hilcorp informed the Trust that it does not plan to conduct any new drill projects or recompletions within the Subject Interests during 2021. However, Hilcorp advised the Trust that the 2021 Plan is subject to revision if Hilcorp changes its assumptions underlying the 2021 Plan, particularly changes in the prices of natural gas.

Contractual Obligations

As of December 31, 2020, the Trust had no obligations or commitments to make future contractual payments other than the trustee fee payable to the Trustee. Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were $159,000 and $209,000 for the years ended December 31, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, see Item 8. Financial Statements and Supplementary Data, Note 3.

Results of the 4th Quarters of 2020 and 2019

For the three months ended December 31, 2020, Distributable Income increased to $2.2 million ($0.047522 per Unit), or 2,685%, as compared to $79,000 ($0.001704 per Unit) for the three months ended December 31, 2019.

The increase in Distributable Income in the fourth quarter of 2020 compared to the fourth quarter of 2019 resulted primarily from increased revenue from sales of natural gas and oil and decreased production costs. Additionally, there was no Distributable Income in October 2019 due to excess production costs and there was no Distributable Income in November 2019 because the Royalty Income received was applied to administrative expenses and to replenish previously drawn down cash reserves.

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. Total cash reserves were $1.0 million as of December 31, 2019 and 2020. Between June 2020 and September 2020, as a result of production costs exceeding Distributable Income, the Trust needed to utilize $397,090 of its cash reserves to pay Trust administrative expenses, The Trust replenished its cash reserves by $397,090 in October 2020 to bring the cash reserve balance back to the previously established amount of $1.0 million. The Trustee does not anticipate increasing or decreasing the established amount of cash reserves in 2021, although it cannot predict whether it will need to utilize some portion of those cash reserves during 2021.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2020 and 2019 were as follows:

	Three months ended December 31,
	2020	2019
Subject Interests
Gas — Mcf	6,257,089	6,313,316
Mcf per Day	68,012	68,623
Average Price (per Mcf)	$1.65	$1.58
Oil — Bbls	17,606	12,747
Bbls per Day	191	139
Average Price (per Bbl)	$32.14	$44.07
Attributable to the Royalty
Gas — Mcf	1,606,733	1,396,146
Oil — Bbls	11,543	7,433

The average price of gas increased in the fourth quarter of 2020 compared to the same period of 2019 by $0.07 per Mcf. The average price per barrel of oil during the fourth quarter of 2020 was $11.93 lower than the price during the fourth quarter of 2019.

Capital costs for the fourth quarter of 2020 totaled approximately $0.1 million as compared to approximately $0.2 million in the fourth quarter of 2019. The reduced capital costs in the fourth quarter of 2020 was due to Hilcorp’s reduced spending pursuant to the 2020 Plan.

Lease operating expenses and property taxes for the fourth quarter of 2020 averaged $1.9 million per month compared to $2.2 million per month in the fourth quarter of 2019. Lease operating expenses and property taxes were lower in the fourth quarter of 2020 than for the fourth quarter of 2019 due primarily to lower compression and pumping expenses in addition to decreases across other cost categories due to Hilcorp’s efforts to reduce operating costs in the current price environment.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2020 and 2019 were as follows:

	Three months ended December 31,
	2020	2019
October	0.013969	0.000000
November	0.027407	0.000000
December	0.006146	0.001704

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Hilcorp has informed the Trust that it does not believe that recent actions undertaken by President Biden’s new administration to curtail future leases for natural gas and oil drilling on federally-owned land will impact the Subject Interests because at the present, they do not impact current leases.

On January 20, 2021, President Biden signed an executive order that reversed the United States withdrawal from the Paris Agreement, and the United States formally rejoined the Paris Agreement on February 19, 2021. At the federal regulatory level, both the EPA and the BLM have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry. Additionally, President Biden has issued an executive order seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. In addition, President Biden has declared that he supports federal government efforts to limit or prohibit hydraulic fracturing and banning new leases for production of minerals on federal properties, including onshore lands. Any of these actions could require Hilcorp to increase capital expenditures for the Subject Interests, decrease demand for natural gas and oil production, or limit the Subject Interests’ ability to produce natural gas or oil production. The Trust is unable to determine what, if any, the effects of such actions will have on the Subject Interests’ ability to produce natural gas and oil, and Hilcorp’s ability to pay royalty income to the Trust.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

BBVA USA, Trustee

San Juan Basin Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of San Juan Basin Royalty Trust as of December 31, 2020 and 2019, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of San Juan Basin Royalty Trust as of December 31, 2020 and 2019, and its distributable income and changes in trust corpus for the years then ended, on the basis of accounting described in Note 3 to the financial statements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as San Juan Basin Royalty Trust’s auditor since 2001

Fort Worth, Texas

March 31, 2021

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2020 and 2019

	2020	2019
ASSETS
Cash and Short-Term Investments	$1,286,468	$1,079,421
Net Overriding Royalty Interests in Producing Oil and Gas Properties – Net	5,123,834	5,452,207

TOTAL	$6,410,302	$6,531,628

	2020	2019
LIABILITIES & TRUST CORPUS
Distribution Payable to Unit holders	$286,468	$79,421
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 46,608,796 Units of Beneficial Interest Authorized and Outstanding	5,123,834	5,452,207

TOTAL	$6,410,302	$6,531,628

Statements of Distributable Income

For the Years Ended December 31, 2020 and 2019

	2020	2019
Royalty Income	$8,844,272	$9,899,548
Interest Income	6,248	25,896

Total Income	8,850,520	9,925,444
Expenditures – General and Administrative	1,432,038	1,834,484
Distributable Income	$7,418,482	$8,090,960

Distributable Income per Unit (46,608,796 Units)	$0.159164	$0.173594

Statements of Changes in Trust Corpus

For the Years Ended December 31, 2020 and 2019

	2020	2019
Trust Corpus, Beginning of Period	$5,452,207	$5,844,727

Amortization of Net Overriding Royalty Interest	(328,373)	(392,520)
Distributable Income	$7,418,482	$8,090,960

Distributions Declared	(7,418,482)	(8,090,960)

Trust Corpus, End of Period	$5,123,834	$5,452,207

Distributions per Unit (46,608,796 Units)	$0.159164	$0.173594

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

Notes to Financial Statements — (Continued)

The cash received by the Trustee consists of the proceeds received by the owner of the Subject Interests from the sale of production less the sum of applicable taxes, accrued production costs, development and drilling costs, operating charges and other costs and deductions, multiplied by 75%.

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2020 and 2019 were $128,151,694 and $127,823,321, respectively.

3.    Basis of Accounting

The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

•

The net proceeds attributable to the Royalty (the “Royalty Income”) recorded for a month is the amount computed and paid by the owner of the Subject Interests, Hilcorp San Juan L.P. (“Hilcorp”), the present owner of the Subject Interests, to the Trustee for the Trust. Royalty Income consists of the proceeds received by Hilcorp from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by Hilcorp for any month includes true-ups and adjustments to proceeds and costs for prior months and impacts the Royalty Income paid to the Trust and the distribution to Unit Holders for that month.

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

•	Depletion and any impairment are recorded as a reduction in trust corpus instead of an expense.

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

Notes to Financial Statements — (Continued)

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and recorded as a reduction of trust corpus. There was no impairment of the assets as of December 31, 2020 or 2019.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of December 31, 2020, the Trust’s tax years 2017 and thereafter remain subject to examination.

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

Hilcorp’s sales contracts with Chevron Natural Gas (“Chevron) and EDF Trading North America LLC (“EDF”) automatically renewed for an additional one-year term and now expire on March 31, 2022. Each of

Notes to Financial Statements — (Continued)

Hilcorp’s sales contracts with EDF and Chevron provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin of northwestern New Mexico. Hilcorp’s natural gas sales contract with New Mexico Gas Company, Inc. automatically renewed for another year and now expires on March 31, 2022. The contract provides for the sale of certain winter-only natural gas supplies processed at the Kutz plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin of northwestern New Mexico.

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

Hilcorp’s 2020 capital expenditures plan for the Subject Interests estimated capital expenditures of $0.3 million for facility projects primarily related to natural gas compression. Actual capital expenditures of approximately $0.3 million were included in calculating royalty income paid to the Trust in calendar year 2020.

Hilcorp estimated its 2019 capital expenditure budget at $8.0 million. Actual capital expenditures of approximately $7.9 million were included in calculating royalty income paid to the Trust in calendar year 2019.

Notes to Financial Statements — (Continued)

Hilcorp has informed the Trust that it does not believe that recent actions undertaken by President Biden’s new administration to curtail future leases for natural gas and oil drilling on federally-owned land will impact the Subject Interests because at the present, they do not impact current leases.

On January 20, 2021, President Biden signed an executive order that reversed the United States withdrawal from the Paris Agreement, and the United States formally rejoined the Paris Agreement on February 19, 2021. At the federal regulatory level, both the EPA and the BLM have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry. Additionally, President Biden has issued an executive order seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. In addition, President Biden has declared that he supports federal government efforts to limit or prohibit hydraulic fracturing and banning new leases for production of minerals on federal properties, including onshore lands. Any of these actions could require Hilcorp to increase capital expenditures for the Subject Interests, decrease demand for natural gas and oil production, or limit the Subject Interests’ ability to produce natural gas or oil production. The Trust is unable to determine what, if any, the effects of such actions will have on the Subject Interests’ ability to produce natural gas and oil, and Hilcorp’s ability to pay royalty income to the Trust.

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

Notes to Financial Statements — (Continued)

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2017 to December 31, 2020:

	Crude Oil and Condensate (MBbls)	Natural Gas (MMcf)
Reserves as of December 31, 2017	257	97,764
Revisions of previous estimates	(24)	(12,150)
Extensions, discoveries and other additions	2	637
Production	(32)	(10,407)

Reserves as of December 31, 2018	203	75,844
Revisions of previous estimates	7	(25,270)
Extensions, discoveries and other additions	2	953
Production	(40)	(2,193)

Reserves as of December 31, 2019	172	49,334
Revisions of previous estimates	3	(7,773)
Extensions, discoveries and other additions	-	-
Production	(28)	(3,558)

Reserves as of December 31, 2020	147	38,003

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

	December 31,
	2020	2019
	(in thousands)
Future cash inflows	$60,431	$102,620
Future costs	(7,200)	(11,216)
Future net cash flows	$53,231	$91,404
Discount of future net cash flows at 10%	(20,587)	(36,123)

Standardized measure of discounted future net cash flows	$32,644	$55,281

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

Notes to Financial Statements — (Continued)

The 2020 and 2019 changes in the standardized measure of discounted future net cash flows related to future Royalty Income from proved reserves are as follows:

	2020	2019
	(in thousands)
Balance, January 1	$55,281	$107,910
Revisions of prior-year estimates, change in prices and other	(19,321)	(54,516)
Extensions, discoveries and other additions	-	996
Accretion of discount	5,528	10,791
Royalty Income	(8,844)	(9,900)

Balance, December 31	$32,644	$55,281

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

For 2020, $1.44 per Mcf of natural gas and $29.57 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $1.985 per MMBtu of Henry Hub natural gas and $39.57 per Bbl of West Texas Intermediate oil. The decrease in reserve quantities for 2020 is due primarily to lower natural gas prices.

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

10.     Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2020 and 2019 (in thousands, except per unit amounts):

2020	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$5,068	$4,618	$0.099085
Second Quarter	971	585	0.012557
Third Quarter	-	-	0.000000
Fourth Quarter	2,805	2,215	0.047522

Total	$8,844	$7,418	$0.159164

Notes to Financial Statements — (Continued)

2019	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$6,550	$6,015	$0.129050
Second Quarter	2,408	1,997	0.042840
Third Quarter	-	-	0.000000
Fourth Quarter	942	79	0.001704

Total	$9,900	$8,091	$0.173594

11.     Commitments and Contingencies

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

Gross Proceeds and Severance Tax Estimates. Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) during fiscal years 2018 and 2020 are still occurring and being reported in 2021. Hilcorp has informed the Trust that as it continues to refine further its estimating and reporting processes, Hilcorp will review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it will reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

Hilcorp notified the Trust that as of the date of this Annual Report, it will still need to adjust the previously reported production and financial information for the production months of June through December 2018 for operated wells and June through December 2018 and July 2020 for non-operated wells and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under-or over-payment has occurred.

In 2020, Hilcorp made true-up and rebooking adjustments resulting in a reduction of $0.5 million gross ($0.4 million net) Royalty Income to the Trust based on the production months of August through December 2017, January through May 2018, and January 2019 through June 2020.

Covid-19 Pandemic. The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that Covid-19 may have on production, including as it relates to personnel availability in New Mexico and other Subject Interest areas. Hilcorp further informed the Trust that it does not anticipate that Covid-19 will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the Covid-19 pandemic on Hilcorp and the Subject Interests is still unknown and any such impact could result in actual results being different from Hilcorp’s expectations.

Notes to Financial Statements — (Continued)

12.     Subsequent Events

Since January 1, 2021, the Trust has announced the following three monthly cash distributions to the holders of its Units of beneficial interest:

•

On January 19, 2021, the Trust announced a cash distribution of $2,731,234.93 or $0.058599 per Unit, based primarily upon production during the month of November 2020, that was subsequently paid on February 12, 2021.

•

On February 16, 2021, the Trust announced a cash distribution of $2,547,730.20 or $0.054662 per Unit, based primarily upon production during the month of December 2020, that was subsequently paid on March 12, 2021.

•

On March 19, 2021, the Trust announced a cash distribution of $2,472,277.06 or $0.053043 per Unit, based primarily upon estimated production during the month of January 2021, payable on April 14, 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Trust maintains a system of internal disclosure controls and procedures that is designed to ensure that the information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized, and reported within the times specified in the SEC’s rules and forms. In its evaluation of its disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Hilcorp, the owner of the properties. Consequently, the Trust’s ability to timely and accurately disclose relevant information in its periodic reports is dependent upon Hilcorp’s timely delivery of accurate oil and gas revenue and production cost information and, therefore, the net proceeds owed to the Trust.

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

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates and reversing and rebooking periods during fiscal 2018 and 2020 are still occurring and being reported in 2021. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups and rebooking, plus interest. Hilcorp notified the Trust that as of the date of this Annual Report, it will still need to adjust the previously reported production and financial information for the production months of June through December 2018 for operated wells and June through December 2018 and July 2020 for non-operated wells and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under-or over-payment has occurred.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of December 31, 2020, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level

Notes to Financial Statements — (Continued)

(as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended December 31, 2020, there were no changes to the Trust’s internal controls over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

As of December 31, 2020, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.

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

Delinquent Section 16(a) Reports

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions that occurred in 2020.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth as of March 31, 2021, information with respect to the Unit Holders who were known to the Trustee to be the beneficial owners of more than five percent (5.0%) of the outstanding Units.

Name and Address of Beneficial Owner	Number of Units Beneficially Owned	Percent
First Eagle Investment Management, LLC 1345 Avenue of the Americas New York, NY 10105(1)	4,098,935	8.79%
Nevada Capital Corporation Ltd. 20 Eglinton Avenue West, Suite 1900 Toronto ON, Canada M4R 1K8(2)	2,415,000	5.18%

(1)

This information was provided in a Schedule 13G/A filed with the SEC on February 10, 2021 by First Eagle Investment Management, LLC, and which stated First Eagle Investment Management, LLC beneficially holds such Units on behalf of its investment advisory clients and is deemed to have sole voting power with respect to 3,991,037 Units and sole power to dispose or to direct the disposition of 4,098,935 Units. The First Eagle Global Fund, a registered investment Company for which First Eagle Investment Management, LLC acts as investment adviser, may be deemed to beneficially own 3,908,035 of these 4,098,935, or 8.39% of the outstanding Units.

(2)

This information was provided in a Schedule 13G filed with the SEC on December 20, 2018 by Nevada Capital Corporation, Ltd., and which stated that Nevada Capital Corporation, Ltd. beneficially holds such Units on behalf of its investment advisory clients and is deemed to have sole voting power with respect to, and the sole power to dispose or to direct the disposition of, 2,415,000 Units.

Security Ownership of Trustee

BBVA USA serves as agent and custodian for certain customer accounts. As of March 31, 2021, BBVA USA could be deemed to beneficially own 40,000 Units related to these accounts, or less than one percent of the outstanding Units. BBVA USA has no voting or disposal power over the 40,000 Units. BBVA USA does not have a pecuniary interest in any of these Units.

Changes in Control

The Trustee knows of no arrangement, including any pledge by any person of Units of the Trust, the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust has no directors or executive officers; therefore, no determination been made relative to director independence. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2020 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2020 and 2019 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2020	2019
Audit Fees	$74,450	$91,225
Audit-Related Fees	-0-	-0-
Tax Fees	2,550	4,775
All Other Fees	-0-	-0-

Total	$77,000	$96,000

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

Exhibits

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, incorporated herein by reference.*

4(d)	Description of San Juan Basin Royalty Trust’s Securities, filed as Exhibit 4(d) to the Trust’s Annual Report on Form 10-K file with the SEC for the year ended December 31, 2019, incorporated herein by reference.*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated March 31, 2021, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated March 31, 2021, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, on behalf of BBVA USA, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated February 26, 2021.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, BBVA USA, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.

**	Filed herewith.

***	Furnished herewith.

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

Date: March 31, 2021

(The Trust has no directors or executive officers)