Form 10-Q
period 2021-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2021-05-17
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of Units of beneficial interest outstanding at May 17, 2021: 46,608,796

i

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2021 (Unaudited)	December 31, 2020 (Audited)
ASSETS
Cash and short-term investments	$3,472,277	$1,286,468
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $128,516,845 and $128,151,694 at March 31, 2021 and December 31, 2020, respectively)	4,758,683	5,123,834

	$8,230,960	$6,410,302

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$2,472,277	$286,468
Cash reserves	1,000,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	4,758,683	5,123,834

	$8,230,960	$6,410,302

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Royalty income	$8,212,088	$5,068,407
Interest income	412	3,562

Total income	8,212,500	5,071,969
Expenditures – General and Administrative	(461,258)	(453,707)

Distributable income	$7,751,242	$4,618,262

Distributable income per Unit (46,608,796 Units)	$0.166304	$0.099085

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Trust corpus, beginning of period	$5,123,834	$5,452,207
Amortization of net overriding royalty interest	(365,151)	(198,028)
Distributable income	7,751,242	4,618,262
Distributions declared	(7,751,242)	(4,618,262)

Trust corpus, end of period	$4,758,683	$5,254,179

Distributions declared (per Unit)	$0.166304	$0.099085

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1. Basis of Presentation

The preceding condensed statement of assets, liabilities and trust corpus as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of BBVA USA, the trustee of the Trust (the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests (the “Subject Interests”) originally owned by Southland Royalty Company (“Southland”) in properties located in the San Juan Basin of northwestern New Mexico (the “Royalty Income”), all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2021, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2021 and 2020. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

•

Hilcorp has notified the Trust that non-operated revenue is reported to the Trust based on a three-month lag. Non-operated revenue for a calendar year is typically based on the actual natural gas and oil production during the period beginning with October of the preceding calendar year through September of the current calendar year.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of March 31, 2021.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of March 31, 2021, the Trust’s tax years 2017 and thereafter remain subject to examination.

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

Covid-19 Pandemic. The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that Covid-19 may have on production, including as it relates to personnel availability in New Mexico and other Subject Interest areas. Hilcorp further informed the Trust that the Covid-19 has not had, nor does it anticipate that Covid-19 will have, any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the continuing impact of the ongoing Covid-19 pandemic, including additional surges or mutations and required or recommended pandemic mitigation efforts, on Hilcorp and the Subject Interests remains unknown and any such impact could result in actual results being different from Hilcorp’s expectations, despite the lack of a materially adverse impact to-date of the pandemic.

4. Settlements and Litigation

None.

5. Subsequent Events

On April 20, 2021, the Trust announced a cash distribution of $4,464,842.99 or $0.095794 per Unit, based primarily upon estimated production during the month of February 2021, payable on May 14, 2021. The increased distribution is primarily due to higher natural gas prices as a result of severe winter weather in February 2021.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980 between Southland and The Fort Worth National Bank (the “Original Indenture”). The Original Indenture was amended and restated on September 30, 2002, and further amended and restated on December 12, 2007, which the Trust refers to as the “Indenture” in this Quarterly Report on Form 10-Q. As a result of a series of mergers and other transactions involving the Trustee of the Trust, the current Trustee of the Trust is BBVA USA, which is a wholly-owned subsidiary of Banco Bilbao Vizcaya Argentaria, S.A.

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

Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) are still occurring and being reported in 2021. In addition, Hilcorp informed the Trust that due to Hilcorp’s transition to a new accounting system, the January 2021 production month was based on estimated production, actual realized prices and estimated costs. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

During the three months ended March 31, 2021, Hilcorp made operated and non-operated true-ups resulting in an additional $644,000 gross ($483,000 net) Royalty Income revenue to the Trust based on the production months of June through December 2018 and July through October 2020.

Hilcorp notified the Trust that as of the date of this Quarterly Report, Hilcorp anticipates that it will adjust the previously reported production and financial information for the production months of January 2021 for operated wells and November 2020, December 2020, and January 2021 for non-operated wells. Therefore, Hilcorp believes that these adjustments will result in changes to future distributions of net proceeds to the Trust that reflects such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under-or over-payment to the Trust has occurred.

Commodity Prices. The Trust’s income and monthly distributions from the Subject Interests are heavily influenced by the price of oil and natural gas. These prices may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas based on market uncertainty or a variety of additional factors that are beyond the Trustee’s control.

On January 20, 2021, President Biden signed an executive order that reversed the United States withdrawal from the Paris Agreement, and the United States formally rejoined the Paris Agreement on February 19, 2021. At the federal regulatory level, both the EPA and the BLM have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry. President Biden’s executive orders require the adoption of new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. In addition, federal government efforts to limit or prohibit hydraulic fracturing and additional prohibitions on new leases for production of minerals on federal properties, including onshore lands could impact the Subject Interests and the Trust in several ways. For example, Hilcorp could be required to increase its capital expenditures for the Subject Interests, the market could suffer a decreased demand for natural gas and oil production, or various agencies could limit the Subject Interests’ ability to produce natural gas or oil. The Trust is unable to determine what, if any, the effects of such actions will have on the Subject Interests’ ability to produce natural gas and oil, and Hilcorp’s ability to pay royalty income to the Trust.

Hilcorp previously informed the Trust that it does not believe that recent actions undertaken by the Biden’s administration to curtail future leases for natural gas and oil drilling on federally-owned land will impact the Subject Interests because as currently enacted, they do not impact current leases.

Results of Operations – for the Three Months Ended March 2021 and 2020

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three months ended March 31, 2021 and 2020 was determined as shown in the following table:

	Three Months Ended March 31,
	2021		2020
Gross proceeds from the Subject Interests:
Natural Gas	$15,063,292		$13,841,865
Oil	320,338		385,646
Other	246,647	(1)	408,033	(2)

Total	15,630,277	(3)	14,635,544
Production Costs:
Severance tax – natural gas	773,194		860,596
Severance tax – oil	45,003		31,712
Lease operating expense and property tax	3,640,742	(4)	6,930,615
Capital expenditures	221,887		54,745

Total	4,680,826		7,877,668

Net profits	10,949,451		6,757,876
Net overriding royalty interest	75%		75%

Royalty Income	$8,212,088		$5,068,407

(1)

Estimated revenue from non-operated properties offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months of June through December 2018 and July through October 2020.

(2)	Estimated revenue from non-operated properties offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the February and September 2019 production months.

(3)	Due to Hilcorp’s transition to a new accounting system the January 2021 production month was based on estimated production, actual realized prices and estimated costs.
(4)	Includes a $450,000 credit by Hilcorp to the Trust due to the settlement of certain audit exceptions related to compressor maintenance services.

The Royalty Income distributed to the Trust for the three months ended March 31, 2021 was higher than that distributed during the same period of 2020 due primarily to higher natural gas prices and lower lease operating expenses. The average natural gas price increased from $2.02 per Mcf for the three months ended March 31, 2020 to $2.64 per Mcf for the three months ended March 31, 2021. Production of natural gas from the Subject Interests decreased from 6,863,999 Mcf for the three months ended March 31, 2020 to 5,703,850 Mcf for the three months ended March 31, 2021.

Gross Proceeds from Subject Interests. Total Gross proceeds increased approximately $1.0 million or 7% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to higher natural gas prices offset by lower production.

Capital Expenditures. Capital expenditures by Hilcorp increased approximately $167,000 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to differences in timing in the payment of these expenditures along with capital expenditures attributable to the prior year’s budget.

On February 24, 2021, the Trust announced that Hilcorp had provided it with Hilcorp’s 2021 capital project plan for the Subject Interests (the “2021 Plan”). The 2021 Plan calls for total capital spending of $0.3 million. Hilcorp’s accounting period for capital expenditures runs from January through December 31 of each calendar year, which corresponds and is reported in Trust Distributions months March of the same calendar year through February of the following calendar year.

Severance Taxes. Aggregate severance taxes decreased approximately $74,000, or 8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The percentage decrease in the three-month period is primarily attributable to Hilcorp’s severance tax true-ups during the three months ended March 31, 2021, which resulted in additional royalty income to the Trust of $1.0 million. Severance taxes represented approximately 5% of gross proceeds for the three months ended March 31, 2021, compared to approximately 6% for the same period of 2020.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $3.3 million, or 47%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily due to a $450,000 credit by Hilcorp to the Trust due to the settlement of certain audit exceptions related to compressor maintenance services along with lower compression and well servicing expenses in addition to decreases across other cost categories due to Hilcorp’s efforts to reduce operating costs in the current price environment.

Monthly lease operating expenses of the Subject Interests, including property taxes, for the three months ended March 31, 2021 averaged approximately $1.2 million, compared to $2.3 million for the three months ended March 31, 2020.

Distributable Income

	Three Months Ended March 31,
	2021	2020
Royalty income	$8,212,088	$5,068,407
Interest income	412	3,562

Total income	8,212,500	5,071,969
Expenditures – General and Administrative	(461,258)	(453,707)

Distributable income	$7,751,242	$4,618,262

Distributable income per Unit (46,608,796 Units)	$0.166304	$0.099085

Distributable Income. Distributable Income increased from $4.6 million ($0.099085 per Unit) for the three months ended March 31, 2020 to $7.8 million ($0.166304 per Unit) for the three months ended March 31, 2021. The increase in Distributable Income was primarily attributable to higher natural gas prices and lower lease operating expenses offset by lower production.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2021 were as follows:

January	$0.058599
February	0.054662
March	0.053043

Quarter Total	$0.166304

Interest Income. Interest income was lower for the three months ended March 31, 2021 as compared to the same period in 2020 due primarily to lower yields on short-term investments.

General & Administrative Expenses. General and administrative expenses increased approximately 1.7%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

Cash Reserves. Total cash reserves were $1.0 million as of March 31, 2021. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee does not anticipate any increases to the cash reserve above a level of $1.0 million in 2021, although it cannot guarantee that the Trustee will not increase such cash reserves in the future.

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

Royalty Income for the three months ended March 31, 2021 is associated with oil and natural gas production during November 2020 through January 2021 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	2021		2020
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	5,703,850	8,865	6,863,999	7,425
Royalty	3,109,560	5,710	2,378,674	4,442
Average Price (per Mcf/Bbl)	$2.64	$36.13	$2.02	$51.94

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

The fluctuations in natural gas production that have occurred during the three-month period ended March 31, 2021 and 2020, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 1 Basis of Presentation and Part II, Item 8. Financial Statements and Supplemental Data contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

For information on the Trust’s exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates are still occurring and being reported in 2021. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups and rebooking, plus interest. Hilcorp notified the Trust that as of the date of this Quarterly Report, it will still need to adjust the previously reported production and financial information for the production months of January 2021 for operated wells and November 2020, December 2020, and January 2021 for non-operated wells and, therefore, possibly adjust future distributions of net proceeds to reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an under- or over-payment has occurred.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of March 31, 2021, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended March 31, 2021, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 17, 2021, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated May 17, 2021, by Joshua R. Peterson, Head of Trust Real Assets & Mineral Resources and Senior Vice President of BBVA USA, on behalf of BBVA USA, the Trustee of the Trust.***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, BBVA USA, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBVA USA, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Joshua R. Peterson
Joshua R. Peterson Head of Trust Real Assets & Mineral Resources and Senior Vice President

Date: May 17, 2021

(The Trust has no directors or executive officers.)