Form 10-Q
period 2021-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2021-11-15
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2021

or

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

PNC Bank, National Association

PNC Asset Management Group

2200 Post Oak Blvd., Floor 18

Houston, TX 77056

(Address of principal executive offices) (Zip Code)

(866) 809-4553

(Registrant’s telephone number, including area code)

BBVA USA, Trust Department

2200 Post Oak Blvd., Floor 18

Houston, TX 77056

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

Number of Units of beneficial interest outstanding at November 15, 2021: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$2,724,289	$1,286,468
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $129,246,192 and $128,151,694 at September 30, 2021 and December 31, 2020, respectively)	4,029,336	5,123,834

Total assets	$6,753,625	$6,410,302

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$1,724,289	$286,468
Cash reserves	1,000,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	4,029,336	5,123,834

Total liabilities	$6,753,625	$6,410,302

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalty income	$6,059,606	$—	$21,837,483	$6,039,129
Interest income	237	396	1,006	6,010

Total income	6,059,843	396	21,838,489	6,045,139
General and administrative expenses	(385,910)	(290,344)	(1,247,306)	(1,238,724)
Decrease in cash reserves	—	289,948	—	397,090

Distributable income	$5,673,933	$—	$20,591,183	$5,203,505

Distributable income per Unit (46,608,796 Units)	$0.121735	$0.000000	$0.441787	$0.111642

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$4,385,805	$5,172,070	$5,123,834	$5,452,207
Amortization of net overriding royalty interest	(356,469)	—	(1,094,498)	(280,137)
Distributable income	5,673,933	—	20,591,183	5,203,505
Distributions declared	(5,673,933)	—	(20,591,183)	(5,203,505)

Trust corpus, end of period	$4,029,336	$5,172,070	$4,029,336	$5,172,070

Distributions declared (per Unit)	$0.121735	$0.000000	0.441787	0.111642

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1. Basis of Presentation

The preceding condensed statement of assets, liabilities and trust corpus as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of PNC Bank, National Association, the trustee of the Trust (“PNC Bank” or the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests (the “Subject Interests”) originally owned by Southland Royalty Company (“Southland”) in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2021, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2021 and 2020. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•

The net proceeds attributable to the 75% net overriding royalty interest (the “Royalty”) that burdens the Subject Interests recorded for a month is the amount computed and paid by Hilcorp to the Trustee for the Trust (the “Royalty Income”). Royalty Income consists of the proceeds received by Hilcorp from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75%. The calculation of net proceeds by Hilcorp for any month includes adjustments to proceeds and costs for prior months and affects the Royalty Income paid to the Trust and the distribution to Unit Holders for that month. See Item 2 Part I of this Quarterly Report on Form 10-Q entitled “Gross Proceeds and Severance Tax Estimates” for a more detailed explanation of the estimate and true-up process for distributable income reporting and distributions to Unit Holders.

•

Although permitted under the Net Overriding Royalty Conveyance that transferred the Royalty to the Trust (the “Conveyance”), Hilcorp has informed the Trust that, for wells operated by Hilcorp, it generally does not intend to accrue lease operating expenses to the Trust.

•	Hilcorp has informed the Trust that oil and natural gas revenue is typically reported to the Trust based on actual volumes and pricing.

•

Hilcorp has notified the Trust that non-operated revenue is reported to the Trust based on a three-month lag. Non-operated revenue for a calendar year is typically based on the actual natural gas and oil production during the period beginning with October of the preceding calendar year through September of the current calendar year. However, for 2021, non-operated revenue has been based on estimated natural gas and oil production.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of September 30, 2021.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of September 30, 2021, the Trust’s tax years 2017 and thereafter remain subject to examination.

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

Gross Proceeds and Production Cost Estimates. Hilcorp has advised the Trust that for certain months (since the closing of its purchase of the assets), it has reported estimates of cash revenues and expenses based on the best information available to it at the time, instead of reporting actual amounts. Hilcorp further has informed the Trust that it believes that its estimates have been prepared in accordance with the Conveyance, and the Trust and its advisors continue to review such estimates for compliance with the Conveyance.

4. Settlements and Litigation

None

5. Subsequent Events

PNC Succession as the Trustee

On June 1, 2021, The PNC Financial Services Group, Inc. (“PNC”) announced that it had completed the purchase of BBVA USA Bancshares, Inc., a financial holding company, including its U.S. banking subsidiary, BBVA USA, an Alabama-chartered bank and trustee of the Trust (“BBVA USA”). On October 8, 2021, PNC Bank, an indirect wholly owned subsidiary of PNC, succeeded BBVA USA as the trustee of the Trust following BBVA USA’s merger with and into PNC Bank.

October Distribution

On October 19, 2021, the Trust announced a cash distribution of $3,155,671 or $0.067705 per Unit, based primarily upon the reported production during the month of August 2021, which was paid on November 15, 2021.

Hilcorp Meeting and Reimbursements to the Trust

On November 11, 2021, Hilcorp met with the Trust (the “November 2021 Meeting”) to discuss several material issues that the Trust had raised with respect to Hilcorp’s estimates of gross proceeds and severance taxes, as well as the Trust’s audit of Hilcorp’s reported revenues and expenses. During the November 2021 Meeting, Hilcorp informed the Trust that it had completed its actualization and validation of January, February, and March 2021 with respect to the gross proceeds and severance tax estimates attributable to the Royalty Interests owned by the Trust. Based on such review, Hilcorp informed the Trust that it had determined that it owes the Trust an additional $448,780 for these time periods, along with $63,496 in interest in accordance with the terms of the Conveyance.

Also, during the November 2021 Meeting, Hilcorp informed the Trust that it had discovered errors made in the setup of a few of its general ledger accounts during its SAP conversion process. Specifically, Hilcorp stated that these accounts had been mislabeled as billable, including three of the Trust’s general ledger accounts. As a result, Hilcorp notified the Trust that it will reimburse the Trust $2,681,521 for the erroneous billed labels for January through July 2021 production months, along with $72,667 in interest in accordance with the Conveyance. Hilcorp believes that it has now corrected its accounting internal control systems.

Hilcorp intends to include the payments for these actualizations and adjustments, together with the related interest, in the November reporting and distribution to the Trust. Hilcorp also confirmed that it continues to work on its actualization and accounting of the operated revenue and severance tax computations for the production month of April 2021 and will notify the Trust promptly upon completion of such actualization and accounting.

The Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit all payments made by Hilcorp to the Trust, including adjustments, true-ups, and recoupments. The Trustee continues to consult with outside counsel to review the rights of the Trust with respect to these matters and to evaluate any available potential legal remedies.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980 between Southland Royalty Company (“Southland”) and The Fort Worth National Bank (the “Original Indenture”). The Original Indenture was amended and restated on September 30, 2002, and further amended and restated on December 12, 2007, which the Trust refers to as the “Indenture” in this Quarterly Report on Form 10-Q. On June 1, 2021, PNC completed its acquisition of BBVA USA Bancshares, Inc., including its U.S. banking subsidiary, BBVA USA. The Trustee continued to operate as BBVA USA, an indirect wholly owned subsidiary of PNC, until the conversion of bank systems and merger of BBVA USA with and into PNC Bank, an indirect wholly owned subsidiary of PNC, which was completed in October 2021. As a result, PNC Bank succeeded BBVA USA as Trustee under the terms of the Indenture.

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

Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) are still occurring and being reported in 2021. In addition, Hilcorp informed the Trust that due to Hilcorp’s transition to a new accounting system beginning in March 2021, revenue and severance tax categories for the February through May 2021 production months were based on estimates utilizing historical trends. Revenue and severance tax for the May, June and July production months were trued-up in August and September 2021.

During the November 2021 Meeting, Hilcorp informed the Trust that it had completed its actualization and validation of January, February, and March 2021 with respect to the gross proceeds and severance tax estimates attributable to the Royalty Interests owned by the Trust. Based on such review, Hilcorp informed the Trust that it had determined that it owes the Trust an additional $448,780 for these time periods, along with $63,496 in interest in accordance with the terms of the Conveyance. Hilcorp intends to include the payments for these actualizations and adjustments, together with the related interest, in the November reporting and distribution to the Trust.

Lease operating expenses and capital costs for the January through April 2021 production months were based on estimates, but the lease operating expenses and capital costs for May 2021 were based on actual costs. Both Lease operating expense and capital costs for the January through May 2021 production months were trued-up in July 2021. However, due to excess production costs for the June production month (which corresponds with the Trust’s August distribution month), there was no cash distribution made in August 2021. These true-up corrections resulted in no distribution payment declared for the August 2021 reporting month.

Hilcorp also confirmed that it continues to work on its actualization and accounting of the operated revenue and severance tax computations for the production month of April 2021 (the remaining 2021 production month that was based on estimates) and will notify the Trust promptly upon completion of such actualization and accounting by the end of 2021. Hilcorp further informed the Trust that it believes that the April 2021 true-up and adjustment may result in changes to future distributions of net proceeds to the Trust that reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment to the Trust has occurred. Hilcorp has confirmed that it will continue to waive interest to the extent there were any overpayments to the Trust based on true-ups in 2021.

The Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit all payments made by Hilcorp to the Trust, including adjustments, true-ups, and recoupments. The Trustee continues to consult with outside counsel to review the rights of the Trust with respect to these matters and to evaluate any available potential legal remedies.

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

Results of Operations – for the Three and Nine Months Ended September 30, 2021 and 2020

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and nine months ended September 30, 2021 and 2020 was determined as shown in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Gross proceeds from the Subject Interests:
Natural Gas	$17,558,353		$8,474,484		$53,434,587		$28,640,859
Oil	821,082		398,805		1,677,536		1,043,043
Other	769,567	(1)	(773,604	)(2)	1,316,214	)(1)(3)	(877,651	)(2)(4)

Total	19,149,002	(5)	8,099,685		56,428,337	(5)(6)	28,806,251
Production Costs:
Severance tax – gas	2,459,722		1,332,878		6,979,245		2,748,720
Severance tax – oil	94,468		95,451		241,333		151,368
Lease operating expense and property tax	8,620,746		5,113,994		19,811,848		17,809,264
Capital expenditures	(105,409)		60,486		279,267		120,665
Other	—		16,065	(7)	—		16,065	(7)

Total	11,069,527		6,618,874		27,311,693		20,846,082

Production costs in excess of gross proceeds	—		(1,480,811	)(8)	—		92,003

Net profits	8,079,475		—		29,116,644		8,052,172
Net overriding royalty interest	75%		75%		75%		75%

Royalty Income	6,059,606		—		$21,837,483		$6,039,129

1.	Estimated revenue from non-operated properties, granted audit exceptions with interest as a result of the audit, and interest owed from the true-up of January through April 2021 production costs.
2.

Estimated revenue from non-operated properties and true-ups and adjustments of non-operated revenue for the production months of January 2018, February 2018, March 2018, January 2019, August 2019, December 2019, January 2020, and February 2020, negatively offset by reimbursement by the Trust to Hilcorp of $1.5 million, being a portion of the total $2.0 million in “Other” revenue included in the estimated gross proceeds in the December 2017 and January 2018 distribution months.

3.

Estimated revenue from non-operated properties offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months of June through December 2018 and July through October 2020.

4.

Estimated revenue from non-operated properties and granted audit exceptions with interest as a result of the 2018 audit, negatively offset by Hilcorp’s true-ups and adjustments of non-operated revenue from the February 2019 through July 2019 and October 2019 through November 2019 production months.

5.

Due to Hilcorp’s transition to a new accounting system, the May 2021 production month), was based on estimated revenue and severance tax. The May production month corresponds to the Trust’s July distribution month.

6.

Due to Hilcorp’s transition to a new accounting system, the January 2021 production month was based on estimated production, actual realized prices and estimated costs. The February, March and April production months were based on estimated production, estimated prices and estimated costs.

7.	Interest charges on excess production costs.
8.

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

The Royalty Income distributed to the Trust for both the three and nine months ended September 30, 2021 was higher than that distributed during the same period of 2020 due primarily to higher natural gas prices. There was no Royalty Income distributed to the Trust in the three months ended September 30, 2020 due to excess production costs from the April 2020 production month. The average natural gas price increased from $1.46 per Mcf for the three months ended September 30, 2020 to $2.74 per Mcf for the three months ended September 30, 2021, and the average natural gas price increased from $1.47 Mcf for the nine months ended September 30, 2020 to $2.72 per Mcf for the nine months ended September 30, 2021. Production of natural gas from the Subject Interests increased from 5,786,304 Mcf for the three months ended September 30, 2020 to 6,410,955 Mcf for the three months ended September 30, 2021, and increased slightly from 19,521,825 Mcf for the nine months ended September 30, 2020 to 19,631,861 Mcf for the nine months ended September 30, 2021.

Gross Proceeds from Subject Interests. Total Gross proceeds increased approximately $11 million, or 136%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased approximately $27.6 million, or 96%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to higher natural gas prices.

Capital Expenditures. Capital expenditures by Hilcorp decreased approximately $166,000 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease is due primarily to a credit as a result of true-ups for the January through April 2021 production months. Hilcorp’s capital expenditures increased approximately $159,000 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to differences in timing in the payment of these expenditures along with capital expenditures attributable to the prior year’s budget.

Severance Taxes. Aggregate severance taxes increased approximately $1.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased approximately $4.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in severance taxes was primarily attributable to higher gross proceeds during those periods. Severance taxes represented approximately 13% of gross proceeds for the three months ended September 30, 2021, compared to approximately 18% for the same period of 2020. Severance taxes represented approximately 13% of gross proceeds for the nine months ended September 30, 2021, compared to approximately 10% for the same period of 2020. The distributions in 2020 included true ups of previous production months which resulted in fluctuations of severance taxes.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $3.5 million, or 69%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased $2 million, or 11%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase is primarily due to true-ups and corrections for the January through May 2021 production months, as well as to increased activity at the Subject Interests by Hilcorp.

Monthly lease operating expenses of the Subject Interests, including property taxes, for the three months ended September 30, 2021 averaged approximately $2.9 million, compared to $1.7 million for the three months ended September 30, 2020. Monthly lease operating expenses of the Subject Interests, including property taxes, for the nine months ended September 30, 2021 averaged $2.2 million, compared to an average of $2 million for the nine months ended September 30, 2020.

Distributable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalty income	$6,059,606	$—	$21,837,483	$6,039,129
Interest income	237	396	1,006	6,010

Total income	6,059,843	396	21,838,489	6,045,139
General and administrative expenses	(385,910)	(290,344)	(1,247,306)	(1,238,724)
Decrease in cash reserves	—	289,948	—	397,090

Distributable income	$5,673,933	$—	$20,591,183	$5,203,505

Distributable income per Unit (46,608,796 Units)	$0.121735	$0.000000	$0.441787	$0.111642

Distributable Income. Distributable Income for the three months ended September 30, 2021 was $5.7 million ($0.121735 per Unit). There was no Distributable Income during the three months ended September 30, 2020. Distributable Income increased by approximately $15.4 million, or 296%, to $20.6 million ($0.441787 per Unit) for the nine months ended September 30, 2021 from $5.2 million ($0.111642 per Unit) for the nine months ended September 30, 2020. The increase in Distributable Income was primarily attributable to higher natural gas prices.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2021 were as follows:

July	$0.084740
August	0.000000
September	0.036995

Quarter Total	$0.121735

Due to excess production costs for the June production month (which corresponds with the Trust’s August distribution month), there was no cash distribution made in August.

Interest Income. Interest income was lower for the three months ended September 30, 2021 as compared to the same period in 2020 due primarily to lower yields on short-term investments.

General & Administrative Expenses. General and administrative expenses increased approximately 33%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased 0.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust, and increased legal expenses during the transition from BBVA to PNC Bank as the Trustee.

Cash Reserves. Total cash reserves were $1.0 million as of September 30, 2021. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee does not anticipate any increases to the cash reserve above a level of $1.0 million in 2021, although it cannot guarantee that the Trustee will not increase such cash reserves in the future.

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

Due to excess production costs in June 2021, the Trust did not declare a distribution in August 2021. The cash required for monthly expenses was funded by the cash reserve. The amount taken from the cash reserve was replenished in September 2021.

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

Royalty Income for the three months ended September 30, 2021 is associated with oil and natural gas production during May through July 2021 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,
	2021		2020
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,410,955	13,935	5,786,304	14,195
Royalty	2,643,866	9,266	946,233	6,245
Average Price (per Mcf/Bbl)	$2.74	$58.92	$1.46	$28.09

Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the nine months ended September 30, 2021 and 2020 were as follows:

	For the Nine Months Ended September 30,
	2021		2020
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	19,631,861	33,396	19,521,825	33,517
Royalty	8,518,986	21,485	1,951,351	16,408
Average Price (per Mcf/Bbl)	$2.72	$50.23	$1.47	$31.12

The Trust recognizes production during the month in which the related net proceeds attributable to the Royalty are paid to the Trust. Royalty Income for a calendar year is based on the actual natural gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. However, for 2021, non-operated revenue has been based on estimated natural gas and oil production. Sales volumes attributable to the Royalty are determined by dividing the net profits by the Trust from the sale of oil and natural gas, respectively, by the prices received by Hilcorp for sales of such volumes from the Subject Interests, taking into consideration production taxes attributable to the Subject Interests. Because the oil and natural gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including Hilcorp’s capital expenditures and the timing of Hilcorp’s true-ups of prior reported estimated oil and natural gas production data, the aggregate sales amounts from the Subject Interests may not provide a meaningful comparison to sales attributable to the Royalty. Future true-ups will impact future royalty proceeds, but will not change the reported amounts due to the accounting basis used.

The fluctuations in natural gas production that have occurred during the three-month period ended September 30, 2021 and 2020, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended September 30, 2021.

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

Information Regarding Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may involve or may concern, among other things, the amount and variability in capital expenditures by Hilcorp, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, the differences between Hilcorp’s estimated revenue and actual revenue, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “based,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee and by Hilcorp, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

Despite the Trust’s internal controls and procedures ensuring the accuracy of the Trust’s reporting based upon the financial information received from Hilcorp, Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates are still occurring and being reported in 2021. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustment based upon prior months’ true-ups and rebooking, plus interest. In addition, Hilcorp informed the Trust that due to Hilcorp’s transition to a new accounting system beginning in March 2021, revenue and severance tax categories for the February through May 2021 production months were based on estimates utilizing historical trends. Revenue and severance tax for the May, June and July 2021 production months were trued-up in August and September 2021. Hilcorp informed the Trust that it will complete the process of truing-up, accounting for and reporting to the Trust the operated revenue and severance tax computations for the April 2021 production month by the end of 2021. At this time the amount of these true-ups is unknown. The Trustee will coordinate with Hilcorp on the timing of any further true-ups and will communicate that timing to Unit holders.

Lease operating expenses and capital costs for the January through April 2021 production months were based on estimates, but the lease operating expenses and capital costs for May 2021 were based on actual costs. Both Lease operating expense and capital costs for the January through May 2021 production months were trued-up in July 2021. Due to excess production costs in June 2021, the Trust did not declare a distribution in August 2021.

Hilcorp also confirmed that it continues to work on its actualization and accounting of the operated revenue and severance tax computations for the production month of April 2021 (the remaining 2021 production month that was based on estimates) and will notify the Trust promptly upon completion of such actualization and accounting by the end of 2021. Hilcorp further informed the Trust that it believes that the April 2021 true-up and adjustment may result in changes to future distributions of net proceeds to the Trust that reflect such rebooking and true-ups plus interest on such amounts (as required by the Conveyance) to the extent an underpayment to the Trust has occurred. Hilcorp has confirmed that it will continue to waive interest to the extent there were any overpayments to the Trust based on true-ups in 2021.

The Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit all payments made by Hilcorp to the Trust, including adjustments, true-ups, and recoupments. The Trustee continues to consult with outside counsel to review the rights of the Trust with respect to these matters and to evaluate any available potential legal remedies.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of September 30, 2021, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended September 30, 2021, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated November 15, 2021, by James R. Wilharm, Director of Trust Real Estate Services and Senior Vice President of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated November 15, 2021, by James R. Wilharm, Director of Trust Real Estate Services and Senior Vice President of the Trustee of the Trust***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, PNC Bank, National Association, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PNC BANK, NATIONAL ASSOCIATION, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ James R. Wilharm
James R. Wilharm Senior Vice President Director of Trust Real Estate Services

Date: November 15, 2021

(The Trust has no directors or executive officers.)