Form 10-K
period 2021-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2022-03-31
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 001-08032

San Juan Basin Royalty Trust

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PNC Bank, National Association PNC Asset Management Group 2200 Post Oak Blvd., Floor 18 Houston, TX 77056	77056
(Address of principal executive offices)	(Zip Code)

(866) 809-4553

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units	SJT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the Units held by non-affiliates of the registrant as of June 30, 2021: $206,087,585

At March 31, 2022 there were 46,608,796 Units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Information Regarding Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the San Juan Basin Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of PNC Bank, National Association, the trustee of the Trust (“PNC Bank” or the “Trustee”), and certain assumptions of information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the owner of the Subject Interests (as defined herein). Such statements also are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp that involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties that could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

Proved undeveloped reserves (PUDs): Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for well recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

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

The Trust is an express trust created under the laws of the State of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980, between Southland Royalty Company (“Southland”) and The Fort Worth National Bank. Effective as of September 30, 2002, the original indenture was amended and restated and, effective as of December 12, 2007, the restated indenture was amended and restated, which we refer to as the “Indenture.” As a result of a series of mergers and other transactions, the current Trustee of the Trust is PNC Bank.

The Conveyance and the Royalty

Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) effective November 1, 1980, Southland conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) that burdens certain of Southland’s oil and natural gas interests (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “San Juan Basin”). Subsequent to the Conveyance of the Royalty, through a series of sales, assignments and mergers, Hilcorp became Southland’s successor. Hilcorp acquired the Subject Interests from Burlington Resources Oil & Gas Company LP (“Burlington”), an indirect wholly-owned subsidiary of ConocoPhillips on July 31, 2017. The Royalty functions generally as a net profits interest. Under the terms of the Conveyance, the Trust receives royalty income (“Royalty Income”) equal to 75% of Net Proceeds attributable to the Subject Interests. The term “Net Proceeds,” as used in the Conveyance, means the excess of Gross Proceeds received by Hilcorp during a particular period over production costs for such period. “Gross Proceeds” means the amount received by Hilcorp (or any subsequent owner of the Subject Interests) from the sale of the production attributable to the Subject Interests, subject to certain adjustments (e.g., fuel, gathering, and transportation). “Production costs” generally means costs incurred on an accrual basis by Hilcorp in operating the Subject Interests, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes and operating charges. However, Hilcorp informed the Trust that, for wells operated by Hilcorp, it generally did not intend to accrue lease operating expenses to the Trust. If production costs exceed Gross Proceeds in any month, the excess is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust is not otherwise liable for any production costs or other costs or liabilities attributable to the Subject Interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance.

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

As of December 31, 2021, 98% of the Trust’s estimated proved reserves consisted of natural gas reserves, and 94% of the Gross Proceeds from the Subject Interests in 2021 were attributable to the production and sale of natural gas by Hilcorp as well as other proceeds. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Trust income available for distribution to the Unit Holders by the Trust and, by extension, the price of the Units. However, due to a variety of reasons, the market price index for natural gas produced from the San Juan basin does not completely align with the market price paid to Hilcorp. In addition, the market price paid for natural gas is seasonal because there is greater demand for natural gas used for heating purposes in the winter months and more energy requirements for air conditioning in the summer months than during the rest of the year.

The Trustee

The primary function of the Trustee is to collect the Royalty Income, to pay all expenses and charges of the Trust and to distribute the remaining available income to the Unit Holders. The Trust received approximately $37.6 million and $8.8 million in Royalty Income from Hilcorp in each of the fiscal years ended December 31, 2021 and 2020, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $36 million and $7.4 million to Unit Holders in each of the fiscal years ended December 31, 2021 and 2020, respectively. The Trust’s corpus was approximately $3.7 million and $5.1 million as of December 31, 2021 and 2020, respectively.

Proceeds from production in the first month are generally received by Hilcorp in the second month, the Royalty Income is paid by Hilcorp to the Trustee in the third month, and distribution by the Trustee to the Unit Holders is made in the fourth month. Unit Holders of record as of the last business day of each month (the “monthly record date”) will be entitled to receive the calculated monthly distribution amount for such month on or before ten business days after the monthly record date. The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. The aggregate monthly distribution amount is the excess of (i) the Royalty Income paid to the Trustee, plus any decrease in cash reserves previously established for liabilities and contingencies of the Trust, over (ii) the expenses and payments of liabilities of the Trust, plus any net increase in cash reserves.

The Trustee may, in its sole discretion, establish a cash reserve for payment of Trust liabilities that are contingent or uncertain or otherwise not currently due and payable. As of December 31, 2021, the Trustee had established cash reserves of $1.0 million. In August 2021, the Trust utilized cash reserves of $150,148 to pay Trust administrative expenses. The Trustee replenished the cash reserves by $150,148 in September 2021 to bring the cash reserve balance to the previously established amount of $1.0 million. The Trustee does not anticipate any increase or decrease to the cash reserves in 2022.

Cash being held by the Trustee as cash reserves or pending distribution may be placed, in the Trustee’s discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, certificates of deposit of banks having capital, surplus and undivided profits in excess of $50 million or money market funds that have been rated at least AAm by Standard & Poor’s and at least Aa by Moody’s, subject, in each case, to certain other qualifying conditions. Currently, such funds are placed in interest-bearing money market accounts.

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

The Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056 (toll-free telephone number (866) 809-4553, email address: sjt@pnc.com), is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT. The tax information is generally posted by the Trustee on the Trust’s website: www.sjbrt.com.

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

The Subject Interests

The Subject Interests consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. According to the information provided by Hilcorp, there were, as of December 31, 2021, 4,322 gross (824.1 net) wells on the properties underlying the Subject Interests, calculated on a well bore basis and not including multiple completions as separate wells, of which approximately 991 gross (283.7 net) wells were Multiple Completion Wells, resulting in a total of 5,390 gross (1,140.0 net) completions.

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

Coal seam natural gas constituted approximately 17% of our proved natural gas reserves as of December 31, 2021. The process of removing coal seam natural gas is often referred to as degasification or desorption. Millions of years ago, natural gas was generated in the process of coal formation and absorbed into the coal. Water later filled the natural fracture system. When the water is removed from the natural fracture system, reservoir pressure is lowered and the natural gas desorbs from the coal. The desorbed natural gas then flows through the fracture system and is produced at the well bore. The volume of formation water production typically declines with time and the natural gas production may increase for a period of time before starting to decline. Typically, the volumes of natural gas produced from a Coal Seam Well decline more rapidly than those of Conventional Wells.

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

2022 Capital Expenditure Budget

On February 17, 2022, the Trust announced that Hilcorp had provided the Trust with its 2022 capital project plan for the Subject Interests (the “2022 Plan”), and Hilcorp has estimated its 2022 capital expenditures for the Subject Interests to be $1.9 million.

Hilcorp informed the Trust that its 2022 Plan will allocate approximately $1.5 million of the 2022 Plan’s budget towards 24 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $300,000 of the 2022 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $100,000 will be spent for permitting and surveying costs for future new drill projects that are being considered for 2023 and 2024. Hilcorp further informed the Trust that its planned project status for 2022 is subject to revision if Hilcorp revises its assumptions underlying the 2022 Plan, and that actual capital costs may vary from these estimates.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for each of the two years ended December 31, 2021, were as follows:

	For the year ended December 31,
	2021		2020
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	24,209,889	47,058	25,778,912	51,123
Royalty	11,029,493	31,323	3,558,084	27,951
Average Price (per Mcf/Bbl)	$3.20	$54.72	$1.51	$31.47

Production costs for natural gas and oil attributable to the Subject Interests for the two years ended December 31, 2021 were as follows:

	2021		2020
Total Production Costs (including capital expenses)	$31,964,198	**	$28,286,866	**
Average Production Costs per unit of Production	$1.3051		$1.0844
Lease Operating Expenses	$22,298,269		$23,321,252
Average Lifting Cost per unit of Production	$0.9104		$0.8940

Based on Hilcorp’s reporting methodology, the Trust recognizes production during the month in which the related Royalty Income is paid to the Trust. Royalty Income for a calendar year is based on the actual natural gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Sales volumes attributable to the Royalty are determined by dividing the net profits by the Trust from the sale of oil and natural gas, respectively, by the prices received for sales of such volumes from the Subject Interests, taking into consideration production taxes attributable to the Subject Interests. Because the oil and natural gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Subject Interests may not provide a meaningful comparison to sales attributable to the Royalty.

The fluctuations in annual natural gas production that have occurred during these two years generally resulted from large increases in commodity prices, including natural gas, and slight decreases in production from new and existing wells. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

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

Hilcorp’s sales contracts with Chevron Natural Gas (“Chevron”) and EDF Trading North America LLC (“EDF”) automatically renewed for an additional one-year term and now expire on March 31, 2023. Each of Hilcorp’s sales contracts with EDF and Chevron provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin. Hilcorp’s natural gas sales contract with New Mexico Gas Company, Inc. automatically renewed for an additional one-year term and now expires on March 31, 2023. The contract provides for the sale of certain winter-only natural gas supplies processed at the Kutz plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin.

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

The Trust is not a party to any of the purchase, gathering or processing contracts, and thus the Trust has limited ability to know or affect all of the terms of such contracts. As part of the 1996 settlement of litigation filed by the Trustee in 1992 against Burlington and Southland, the Trustee and Burlington established a formal protocol pursuant to which compliance auditors retained by the Trustee have access to Burlington and its successors’ books and records, which protocol has been adopted by Hilcorp.

Oil and Natural Gas Reserves

Proved Reserves

All of the Trust’s reserves are located in the San Juan Basin. Total proved Developed and Undeveloped Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2021 were as follows:

	Proved Reserves(1)(2)
Reserves Category	Natural Gas (MMcf)	Crude Oil and Condensate (MBbls)
Developed	84,142	234
Undeveloped	-	-

Total Proved	84,142	234

(1)

Proved reserves were calculated using prices equal to the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices for each of the preceding twelve months, which were $ 3.598 per MMBtu (Henry Hub) of natural gas and $66.56 per Bbl (West Texas Intermediate) of oil. The adjusted volume-weighted average prices over the life of the properties were $3.05 per Mcf of gas and $55.73 per Bbl of oil.

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

Estimated quantities of proved Developed Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2021 and 2020 were as follows:

	2021	2020
Natural Gas (MMcf)	84,142	38,003
Crude Oil and Condensate (MBbls)	234	147

Proved Undeveloped Reserves

Based on information provided by Hilcorp and analysis by our independent reserve engineer, there were no proved undeveloped reserves identified as of December 31, 2021 or 2020.

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

Third-Party Reserves

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust has verified the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and natural gas reserves as of December 31, 2020 and 2021 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 33 years of practice experience in petroleum engineering and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

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

Any such price or non-price control regulations may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests.

Cyber Security

The Trust falls under PNC Bank’s Operational Risk Management Framework and cyber security program. The cyber security program is designed to identify risks to sensitive information, protect that information, detect threats and events, and maintain an appropriate response and recovery capability to help ensure resilience against information security incidents. The program includes, among other things, annual security and privacy training for all PNC Bank employees (including those assigned to the Trust) and quarterly phishing exercises to raise employee awareness. PNC Bank’s cyber security program is also regularly examined by federal regulators for compliance with financial regulations and standards. The program also establishes expectations for information asset management, system development security, identity and access management, incident management, threat and vulnerability management, security operations management and third and fourth party security.

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

Cleanup. Under certain environmental laws and regulations, the operators of the Subject Interests could be subject to strict, joint and several liability for the removal or remediation of property contamination, whether at a drill site or a waste disposal facility, even when the operators did not cause the contamination, or their activities were in compliance with all applicable laws at the time the actions were taken. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, for example, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons for releases into the environment of a “hazardous substance.” Liable persons may include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who arranged for the disposal of a hazardous substance at a site. Under CERCLA and similar statutes, government authorities or private parties may take actions in response to threats to the public health or the environment or sue responsible persons for the associated costs. In the course of operations, the working interest owner and/or the operator of Subject Interests may have generated and may generate materials that could trigger cleanup liabilities. In addition, the Subject Interests have produced oil and/or natural gas for many years, and previous operators may have disposed or released hydrocarbons, wastes or hazardous substances at the Subject Interests. The operator of the Subject Interests or the working interest owners may be responsible for all or part of the costs to clean up any such contamination. Although the Trust is not the operator of any Subject Interests, or the owner of any working interest, its ownership of the Royalty could cause it to be responsible for all or part of such costs to the extent CERCLA or any similar statute imposes responsibility on such parties as “owners.”

Climate Change. Mitigating climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations, and in one of the first acts of his presidency, President Biden signed an executive order to rejoin the Paris Climate Accord, a voluntary international agreement with the goal of limiting global climate change to not more than 2 degrees Celsius (or less); preparing, maintaining and publishing national greenhouse gas (“GHG”) reduction targets; and creating a “carbon-neutral” world by 2050. The Biden administration has also set ambitious domestic targets for curbing climate change, such as making the US power sector climate neutral by 2035. Due to factors such as environmental concerns and increased competition from renewables, the International Energy Agency (“IEA”) estimates that natural gas demand in established markets such as the U.S. and the European Union will begin to deteriorate by the mid-2020s, and oil demand will plateau after 2030. Notwithstanding potential risks related to climate change, the IEA estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.

The EPA has issued greenhouse gas monitoring and reporting regulations. Under those rules, since 2012, annual reporting of greenhouse gases has been required for persons operating certain types of industrial operations, including oil and natural gas production, transmission and storage operations that emit 25,000 metric tons or more of carbon dioxide equivalent per year.

Beyond measuring and reporting, EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding GHG pollution threatens the public health and welfare of future generations. EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On August 16, 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for sources of oil and natural gas production, and an air toxics standard for sources of natural gas transmission and storage. The rule required that, since January 1, 2015, all hydraulically fractured or refractured natural gas wells must have been completed using so-called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations, referred to as New Source Performance Standards (“NSPS”) Subpart OOOO, also apply to storage tanks, natural gas wells, and other equipment in the affected oil and natural gas industry segments. In May 2016, EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane, VOCs and other emissions from new and existing sources in the oil and natural gas sector. Among other things, these new rules apply green completion requirements to newly fractured and re-fractured oil wells. And rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues: in October 2018, the EPA released proposed revisions to some of the NSPS Subpart OOOOa requirements, including reducing the required frequency of fugitive emissions monitoring at well site and compressor stations. Most recently, EPA published two new rules on September 14 and 15, 2020 that remove the transmission and storage sectors of the oil and natural gas industry from regulation under the NSPS and rescind methane-specific standards for the production and processing segments of the industry. However, states and environmental groups brought suit challenging the new rules almost immediately. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of the 2012 and 2016 standards are uncertain at this time as a result of these challenges and current uncertainty regarding how the standards may be altered under the administration of recently elected U.S. President Biden. Accordingly, the ultimate scope of these regulations remains uncertain.

In addition, on January 19, 2021, the D.C. Circuit vacated former President Trump’s administration’s Affordable Clean Energy rule, which had interpreted the Clean Air Act as limiting the scope of the federal government’s authority to establishing only source-specific (or “inside the fence line”) emissions reduction requirements for coal-fired power plants. The decision remanded the rule back to the agency, and leaves the door open for the EPA under President Biden’s administration to adopt more stringent rules on fossil fuel-fired power plants, as well as other measures to reduce GHG emissions associated with power generation and incentivize low-carbon emitting power generation sources. Adoption of such rules that either place additional limits on GHG emissions from fossil fuel-fired power plants or otherwise incentivize non-fossil fuel generated sources of energy could reduce demand for oil and gas generally, including oil and natural gas produced from the Subject Interests and could increase the cost of operations of the Subject Interests, which could result in a loss of reserves or revenues to the Trust. The impact such regulation may have on the amount of Royalty and Royalty Income paid to the Trust by Hilcorp or subsequent operators of the Subject Interests is difficult to predict.

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

Units of Beneficial Interest

The Trust’s units of beneficial interest (the “Units”) are traded on the New York Stock Exchange under the symbol “SJT.”

Dividend Policy

The Trust makes monthly cash distributions to the Unit Holders. The aggregate monthly distribution amount is the excess of (i) the Royalty Income attributable to the Royalty paid to the trustee of the Trust, plus any decrease in cash reserves previously established for liabilities and contingencies of the Trust, over (ii) the expenses and payments of liabilities of the Trust, plus any net increase in cash reserves. Future payments of cash distributions are dependent on such factors as prevailing natural gas and oil prices, expenses, increases in cash reserves and the actual production from the Subject Interests. Actualizations from prior periods may also impact the ability of the Trust to pay distributions or may affect the amount of distributions payable to the Unit Holders.

Unit Holders

According to the records of our transfer agent, as of March 21, 2022, there were 46,608,796 Units outstanding held by 800 Unit Holders of record. The actual number of Unit Holders is greater than these numbers of Unit Holders of record and includes Unit Holders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of Unit Holders of record also does not include Unit Holders whose Units may be held in trust by other entities.

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

Royalty Income. The Royalty functions generally as a net profits interest in the Subject Interests. The Royalty Income paid to the Trust is 75% of Net Proceeds from the Subject Interests. The term “Net Proceeds,” as used in the Conveyance, means the excess of Gross Proceeds received by Hilcorp during a particular period over production costs for such period. “Gross Proceeds” means the amount received by Hilcorp (or any subsequent owner of the Subject Interests) from the sale of the production attributable to the Subject Interests, subject to certain adjustments (e.g., fuel, gathering, and transportation).

The amount of Gross Proceeds attributable to the Subject Interests depends on prevailing natural gas prices and, to a lesser extent, crude oil prices. As a result, commodity prices affect the amount of Royalty Income available for distribution to the Unit Holders. During 2021, the price of natural gas Gross Proceeds for production from the Subject Interests increased from an average price for natural gas of $1.51 per Mcf in 2020 to $3.20 per Mcf in 2021. The price for oil Gross Proceeds increased from an average price of $31.47 per Bbl in 2020 to $54.72 per Bbl in 2021.

The amount of Gross Proceeds also depends on the volumes of natural gas and oil produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new natural gas and oil assets, and as a result, Royalty Income is dependent on the natural gas and oil volumes attributable to the Subject Interests. Although Hilcorp and other operators of the Subject Interests may conduct drilling operations or well recompletions in the near term, the Subject Interests are depleting assets, and Hilcorp has informed the Trust that it is unable to estimate the productive life of the Subject Interests. The reduction in proved reserve quantities is a common measure of depletion. Hilcorp’s (or a future operator’s) capital investments in the Subject Interests will affect the quantity of proved reserves and can offset any reduction in proved reserves. Lower commodity prices may also reduce the volume of natural gas and oil produced from the Subject Interests by Hilcorp. Hilcorp did not conduct any new drill projects or recompletions within the Subject Interests in 2021.

On February 17, 2022, the Trust announced that Hilcorp had provided the Trust with its 2022 capital project plan for the Subject Interests (the “2022 Plan”), and Hilcorp has estimated its 2022 capital expenditures for the Subject Interests to be $1.9 million.

Hilcorp informed the Trust that its 2022 Plan will allocate approximately $1.5 million of the 2022 Plan’s budget towards 24 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $300,000 of the 2022 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $100,000 will be spent for permitting and surveying costs for future new drill projects that are being considered for 2023 and 2024. Hilcorp further informed the Trust that its planned project status for 2022 is subject to revision if Hilcorp revises its assumptions underlying the 2022 Plan, and that actual capital costs may vary from these estimates.

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

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. Total cash reserves were $1.0 million as of December 31, 2020 and 2021. In August 2021, the Trust utilized cash reserves of $150,148 to pay Trust administrative expenses. The Trust replenished its cash reserves by $150,148 in September 2021 to bring the cash reserve balance back to the previously established amount of $1.0 million. The Trustee does not anticipate any increase or decrease to the cash reserves in 2022.

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

Gross Proceeds and Severance Tax Estimates. Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) during fiscal years 2018 and 2020 were still occurring and being reported in 2021. At the beginning of 2021, Hilcorp informed the Trust that it planned to refine further its estimating and reporting processes, and that Hilcorp would review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it would reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in certain months during 2021 were subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

Hilcorp has informed the Trust that it has completed its transition to its new accounting system that began in March 2021. Therefore, revenue and expenses for the production months of January through May 2021 were based on estimates, but Hilcorp began reporting actual revenue and expenses for operated wells beginning with the June 2021 production month. As of December 31, 2021, Hilcorp believes that all prior month actualizations have occurred, and does not expect to need to report any further actualizations in future distribution reports.

In 2021, Hilcorp made total actualizations and other adjustments resulting in an additional $4,650,061 Royalty Income paid to the Trust based on the production months of June 2018 through December 2018, July 2020 through October 2020, and January 2021 through May 2021.

Results of Operations

Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the two years ended December 31, 2021 was determined as shown in the following table:

	For the years ended December 31,
	2021		2020
Gross Proceeds from the Subject Interests:
Natural Gas	$77,443,286		$38,937,359
Oil	2,575,053		1,608,922
Other	2,110,676	(1)	(467,053	)(2)

Total	82,129,015		40,079,228

Capital Expenditures	313,440		259,746
Severance Tax – Natural Gas	8,934,773		4,239,797
Severance Tax – Oil	265,340		240,302
Other	-		16,064	(3)
Lease Operating Expenses and Property Taxes	22,450,645		23,530,957

Total	31,964,198		28,286,866

Net Proceeds	50,164,817		11,792,362

Net Overriding Royalty Interest	75%		75%

Royalty Income	$37,623,612		$8,844,272

(1)

Estimated revenue from non-operated properties and granted audit exceptions with interest as a result of the 2019 audit, offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months of June through December 2018 and July through October 2020.

(2)

Estimated revenue from non-operated properties and granted audit exceptions with interest as a result of the 2018 audit, negatively offset by a reduction of $2.0 million in “Other” Gross Proceeds included in the December 2017 and January 2018 distribution months, and further offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months of August through December 2017, January through May 2018, February through July 2019, October through November 2019, and March through June 2020.

(3)	Interest charges on excess production costs.

Gross Proceeds from Subject Interests. Gross Proceeds increased $42 million, or 105%, to $82.1 million for the year ended December 31, 2021 as compared to $40.1 million for the year ended December 31, 2020. The increase was due primarily to increased natural gas prices.

Capital Expenditures. The capital expenditures reported by Hilcorp for 2021 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Net Proceeds in the month they accrue, and projects within a given year’s budget often extend into subsequent years. With respect to any wells operated by third parties other than Hilcorp, Hilcorp’s share, if any, of capital expenditures for the year ended December 31, 2021 may not be paid until 2022 or later. For a summary of Hilcorp’s planned 2022 capital expenditures, see Liquidity and Capital Resources—2022 Capital Expenditure Budget.

Capital expenditures increased approximately $54,000, or 21%, to $0.31 million for the year ended December 31, 2021, as compared to $0.26 million for the year ended December 31, 2020. Hilcorp allocated its 2021 capital spending primarily towards facilities projects related to natural gas compression. Hilcorp did not conduct any new drill projects or recompletions within the Subject Interests in 2021.

Severance Taxes. Aggregate severance taxes increased $4.7 million, or 105%, to $9.2 million for the year ended December 31, 2021, as compared to $4.5 million for the year ended December 31, 2020. The increase was primarily attributable to higher revenue in 2021.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $1.0 million, or 4.6%, to $22.5 million for the year ended December 31, 2021, as compared to $23.5 million for the year ended December 31, 2020. Monthly operating expenses of the Subject Interests, including property taxes, in 2021 averaged approximately $1.9 million, compared to $2.0 million in 2020. The decrease is primarily attributable to lower compression, contract pumper and well servicing expenses in addition to decreases across other cost categories as Hilcorp was able to reduce operating costs in the current price environment.

Distributable Income

	For the years ended December 31,
	2021	2020
Royalty Income	$37,623,612	$8,844,272
Interest Income	1,150	6,248

Total Income	37,624,762	8,850,520
Expenditures – General and Administrative	1,654,674	1,432,038

Distributable Income	$35,970,088	$7,418,482

Distributable Income per Unit (46,608,796 Units)	$0.771744	$0.159164

Distributable Income increased $28.6 million, or 385%, to $36 million ($0.771744 per Unit) for the year ended December 31, 2021, as compared to $7.4 million ($0.159164 per Unit) for the year ended December 31, 2020. The increase in Distributable Income from 2020 to 2021 was primarily attributable to higher natural gas prices and to lower Royalty Income in 2020.

The Trust did not receive Royalty Income from Hilcorp for August 2021 due primarily to the true-ups of the January 2021 through May 2021 lease operating and capital expenditures and the May 2021 revenues. The true-ups resulted in excess production costs for the June 2021 production month, which led to no Distributable Income in August 2021. Per the Trust’s internal policies and procedures, the Trust applied the Royalty Income that it received in September 2021, after the payment of the excess production costs, to the Trust’s accumulated administrative expense that replenished cash reserves, with remaining funds distributed to Unit Holders.

Interest Income. Interest Income in 2021 decreased as compared to 2020 due to lower yields on short-term investments.

General & Administrative Expenses. General and administrative expenses increased $0.2 million, or 16%, to $1.65 million for the year ended December 31, 2021, as compared to $1.4 million for the year ended December 31, 2020. The increase was primarily attributable to higher third-party compliance auditor costs and increased legal expenses during the period of transition from BBVA USA to PNC Bank as the Trustee.

Cash Reserves. Total cash reserves were $1.0 million as of December 31, 2020 and 2021.

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

2022 Capital Expenditure Budget

On February 17, 2022, the Trust announced that Hilcorp had provided the Trust with its 2022 capital project plan for the Subject Interests (the “2022 Plan”), and Hilcorp has estimated its 2022 capital expenditures for the Subject Interests to be $1.9 million.

Hilcorp informed the Trust that its 2022 Plan will allocate approximately $1.5 million of the 2022 Plan’s budget towards 24 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $300,000 of the 2022 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $100,000 will be spent for permitting and surveying costs for future new drill projects that are being considered for 2023 and 2024. Hilcorp further informed the Trust that its planned project status for 2022 is subject to revision if Hilcorp revises its assumptions underlying the 2022 Plan, and that actual capital costs may vary from these estimates.

Contractual Obligations

As of December 31, 2021, the Trust had no obligations or commitments to make future contractual payments other than the trustee fee payable to the Trustee. Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were $127,000 and $159,000 for the years ended December 31, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, see Item 8. Financial Statements and Supplementary Data, Note 3.

Results of the 4th Quarters of 2021 and 2020

For the three months ended December 31, 2021, Distributable Income increased to $15.4 million ($0.329957 per Unit), or 594%, as compared to $2.2 million ($0.047522 per Unit) for the three months ended December 31, 2020.

The increase in Distributable Income in the fourth quarter of 2021 compared to the fourth quarter of 2020 resulted primarily from increased revenue from sales of natural gas and oil, decreased production costs, and non-recurring additional revenue received in November 2021.

In the November 2021 reporting month, the Trust received other revenues of $0.5 million for the September production month related to granted audit exceptions and interest, estimated non-operated revenue, and interest due to the Trust from prior actualizations and adjustments. Hilcorp also reported a credit of $2.0 million of production costs for the production month of September for severance tax true-ups, and credits for corrections to lease operating expenses for the January through July 2021 production months. Hilcorp informed the Trust that it had discovered errors made in the setup of a few of its general ledger accounts during its SAP conversion process. Specifically, Hilcorp stated that these accounts had been mislabeled as billable, including three of the Trust’s general ledger accounts. Hilcorp believes that its accounting internal control systems have been corrected.

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. Total cash reserves were $1.0 million as of December 31, 2020 and 2021. In August 2021 the Trust utilized cash reserves of $150,148 to pay Trust administrative expenses. The Trustee replenished the cash reserves by $150,148 in September 2021 to bring the cash reserve balance to the previously established amount of $1.0 million. The Trustee does not anticipate increasing or decreasing the established amount of cash reserves in 2022, although it cannot predict whether it will need to utilize some portion of those cash reserves during 2022.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2021 and 2020 were as follows:

	Three months ended December 31,
	2021	2020
Subject Interests
Gas — Mcf	4,578,028	6,257,089
Mcf per Day	49,761	68,012
Average Gross Proceeds Price (per Mcf)	$5.24	$1.65
Oil — Bbls	13,661	17,606
Bbls per Day	148	191
Average Gross Proceeds Price (per Bbl)	$65.70	$32.14
Attributable to the Royalty
Gas — Mcf	2,510,507	1,606,733
Oil — Bbls	9,838	11,543

The average price of gas increased in the fourth quarter of 2021 compared to the same period of 2020 by $3.59 per Mcf. The average price per barrel of oil during the fourth quarter of 2021 was $33.56 higher than the price during the fourth quarter of 2020.

Capital costs for the fourth quarter of 2021 totaled approximately $300,000 as compared to approximately $0.1 million in the fourth quarter of 2020. The reduced capital costs in the fourth quarter of 2021 primarily was due to a reduction in spending due to reduced production.

Lease operating expenses and property taxes for the fourth quarter of 2021 averaged $0.88 million per month compared to $1.9 million per month in the fourth quarter of 2020. Lease operating expenses and property taxes were lower in the fourth quarter of 2021 than for the fourth quarter of 2020 due primarily to the receipt from and application by Hilcorp of an approximately $2 million credit towards prior operating costs.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2021 and 2020 were as follows:

	Three months ended December 31,
	2021	2020
October	0.067705	0.013969
November	0.149811	0.027407
December	0.112441	0.006146

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Commodity Price Risk

The Trust’s most significant market risk relates to the prices received for natural gas and oil production. The revenues derived from the Subject Interests depend substantially on prevailing natural gas prices and, to a lesser extent, oil prices. As a result, commodity prices also affect the amount of Distributable Income to the Unit Holders. Lower prices may also reduce the amount of natural gas and oil that Hilcorp or the third-party operators can economically produce. It is uncertain how the war in Ukraine and resulting sanctions against Russia will affect oil and natural gas prices in the coming months.

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

Report of Independent Registered Public Accounting Firm

PNC Bank, Trustee

San Juan Basin Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of San Juan Basin Royalty Trust as of December 31, 2021 and 2020, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of San Juan Basin Royalty Trust as of December 31, 2021 and 2020, and its distributable income and changes in trust corpus for the years then ended, on the basis of accounting described in Note 3 to the financial statements.

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

WEAVER AND TIDWELL, L.L.P.

We have served as San Juan Basin Royalty Trust’s auditor since 2001.

Fort Worth, Texas

March 31, 2022

PCAOB ID: 410

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2021 and 2020

	2021	2020
ASSETS
Cash and Short-Term Investments	$6,240,726	$1,286,468
Net Overriding Royalty Interests in Producing Oil and Gas Properties – Net	3,690,847	5,123,834

TOTAL	$9,931,573	$6,410,302

	2021	2020
LIABILITIES & TRUST CORPUS
Distribution Payable to Unit holders	$5,240,726	$286,468
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 46,608,796 Units Authorized and Outstanding	3,690,847	5,123,834

TOTAL	$9,931,573	$6,410,302

Statements of Distributable Income

December 31, 2021 and 2020

	2021	2020
Royalty Income	$37,623,612	$8,844,272
Interest Income	1,150	6,248

Total Income	37,624,762	8,850,520
Expenditures – General and Administrative	1,654,674	1,432,038

Distributable Income	$35,970,088	$7,418,482

Distributable Income per Unit (46,608,796 Units)	$0.771744	$0.159164

Statements of Changes in Trust Corpus

December 31, 2021 and 2020

	2021	2020
Trust Corpus, Beginning of Period	$5,123,834	$5,452,207
Amortization of Net Overriding Royalty Interest	(1,432,987)	(328,373)

Distributable Income	35,970,088	7,418,482
Distributions Declared	(35,970,088)	(7,418,482)

Trust Corpus, End of Period	$3,690,847	$5,123,834

Distributable Income per Unit (46,608,796 Units)	$0.771744	$0.159164

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Notes to Financial Statements

1.    Trust Organization and Provisions

The San Juan Basin Royalty Trust (the “Trust”) was established on November 1, 1980. Southland Royalty Company (“Southland”) conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) which burdens certain of Southland’s oil and natural gas interests (the “Subject Interests”) in properties located in the San Juan Basin in northwestern New Mexico. Subsequent to the Conveyance of the Royalty, through a series of sales, assignments and mergers, Southland’s successor became Hilcorp San Juan L.P. (“Hilcorp”), which acquired the Subject Interests from Burlington Resources Oil & Gas Company LP (“Burlington”) on July 31, 2017. Burlington is an indirect wholly-owned subsidiary of ConocoPhillips. Through an acquisition completed on March 24, 2006, Compass Bank succeeded Texas Bank as “Trustee” (herein so called) of the Trust. On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and became a wholly-owned subsidiary of BBVA. Effective June 10, 2019, Compass Bank changed its name to BBVA USA. On June 1, 2021, The PNC Financial Services Group, Inc. (“PNC”) announced that it had completed the purchase of BBVA USA Bancshares, Inc., a financial holding company, including its U.S. banking subsidiary, BBVA USA, an Alabama-chartered bank and trustee of the Trust (“BBVA USA”). On October 8, 2021, PNC Bank, National Association (“PNC Bank”), an indirect wholly owned subsidiary of PNC, succeeded BBVA USA as the trustee of the Trust following BBVA USA’s merger with and into PNC Bank.

On November 3, 1980, 46,608,796 Units in the Trust were distributed to the Trustee for the benefit of Southland shareholders of record as of November 3, 1980, who received one Unit in the Trust for each share of Southland common stock held. The Trust’s initial public offering was completed in 1980. The Units are traded on the New York Stock Exchange. Holders of Units are referred to herein as “Unit Holders.”

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

Notes to Financial Statements — (Continued)

each month on or before 10 business days after the monthly record date, which is generally the last business day of each calendar month.

The cash received by the Trustee consists of the Net Proceeds generated by the owner of the Subject Interests multiplied by 75%.

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2021 and 2020 were $129,584,681 and $128,151,694, respectively.

3.    Basis of Accounting

The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

•

The Royalty Income recorded for a month is the amount computed and paid by the owner of the Subject Interests, Hilcorp San Juan L.P. (“Hilcorp”), the present owner of the Subject Interests, to the Trustee for the Trust. Royalty Income consists of the Net Proceeds generated by Hilcorp multiplied by 75%. The calculation of Net Proceeds by Hilcorp for any month includes true-ups and adjustments to Net Proceeds for prior months and impacts the Royalty Income paid to the Trust and the distribution to Unit Holders for that month.

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

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event

Notes to Financial Statements — (Continued)

occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and recorded as a reduction of trust corpus. There was no impairment of the assets as of December 31, 2021 or 2020.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of December 31, 2021, the Trust’s tax years 2018 and thereafter remain subject to examination.

5.    Certain Contracts

As part of the transition from Burlington to Hilcorp, Hilcorp has assumed, or been assigned, all the natural gas purchase, gathering and processing contracts affecting the Subject Interests. Natural gas produced from the Subject Interests is processed at the following sites: Chaco, Val Verde, Milagro, Ignacio or Kutz plants, all located in the San Juan Basin. Hilcorp sells natural gas produced from the Subject Interests under various contracts. The Trust is not a party to any of the purchase, gathering or processing contracts, and thus the Trust has limited knowledge over the terms of the various contracts and lacks the ability to influence such terms. As part of the 1996 settlement of litigation filed by the Trustee in 1992 against Burlington and Southland, the Trustee and Burlington established a formal protocol pursuant to which compliance auditors retained by the Trustee have access to Burlington and its successors’ books and records, which protocol has been adopted by Hilcorp.

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

Hilcorp’s 2021 capital expenditures plan for the Subject Interests estimated capital expenditures of $0.3 million for facility projects primarily related to natural gas compression. Actual capital expenditures of approximately $0.3 million were included in calculating royalty income paid to the Trust in calendar year 2021.

Hilcorp estimated its 2020 capital expenditure budget at $0.3 million. Actual capital expenditures of approximately $0.3 million were included in calculating royalty income paid to the Trust in calendar year 2020.

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

Notes to Financial Statements — (Continued)

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

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2018 to December 31, 2021:

	Crude Oil and Condensate (MBbls)	Natural Gas (MMcf)
Reserves as of December 31, 2018	203	75,844
Revisions of previous estimates	7	(25,270)
Extensions, discoveries and other additions	2	953
Production	(40)	(2,193)

Reserves as of December 31, 2019	172	49,334
Revisions of previous estimates	3	(7,773)
Extensions, discoveries and other additions	-	-

Production	(28)	(3,558)

Reserves as of December 31, 2020	147	38,003
Revisions of previous estimates	116	56,309
Extensions, discoveries and other additions	2	859
Production	(31)	(11,029)

Reserves as of December 31, 2021	234	84,142

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

Notes to Financial Statements — (Continued)

estimate of the fair market value of the Trust’s oil and natural gas reserves or the costs that would be incurred to acquire equivalent reserves. A market value determination would require the analysis of additional parameters.

	December 31,
	2021	2020
	(in thousands)
Future cash inflows	$278,614	$60,431
Future costs	(31,683)	(7,200)
Future net cash flows	$246,931	$53,231
Discount of future net cash flows at 10%	(112,704)	(20,587)

Standardized measure of discounted future net cash flows	$134,227	$32,644

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

The 2021 and 2020 changes in the standardized measure of discounted future net cash flows related to future Royalty Income from proved reserves are as follows:

	2021	2020
	(in thousands)
Balance, January 1	$32,644	$55,281
Revisions of prior-year estimates, change in prices and other	134,975	(19,321)
Extensions, discoveries and other additions	968	-
Accretion of discount	3,264	5,528
Royalty Income	37,624	(8,844)

Balance, December 31	$134,227	$32,644

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

For 2021, $3.05 per Mcf of natural gas and $55.73 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $3.598 per MMBtu of Henry Hub natural gas and $66.56 per Bbl of West Texas Intermediate oil. The increase in reserve quantities for 2021 is due primarily to higher natural gas prices.

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

Notes to Financial Statements — (Continued)

10.    Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2021 and 2020 (in thousands, except per unit amounts):

2021	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$8,212	$7,751	$0.166304
Second Quarter	7,566	7,166	0.153748
Third Quarter	6,060	5,674	0.121735
Fourth Quarter	15,786	15,379	0.329957

Total	$37,624	$35,970	$0.771744

2020	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$5,068	$4,618	$0.099085
Second Quarter	971	585	0.012557
Third Quarter	-	-	0.000000
Fourth Quarter	2,805	2,215	0.047522

Total	$8,844	$7,418	$0.159164

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

Covid-19 Pandemic. The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that future Covid-19 restrictions or outbreaks may have on production, including as it relates to personnel availability in New Mexico and other Subject Interest areas. Hilcorp further informed the Trust that it does not anticipate that the current state of the Covid-19 pandemic will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the

Notes to Financial Statements — (Continued)

continued Covid-19 pandemic or future restrictions or outbreaks on Hilcorp and the Subject Interests is still unknown and any such impact could result in actual results being different from Hilcorp’s expectations.

12.    Subsequent Events

Since January 1, 2022, the Trust has announced the following three monthly cash distributions to the holders of its Units:

•

On January 21, 2022, the Trust announced a cash distribution of $4,821,486.55 or $0.103446 per Unit, based primarily upon production during the month of November 2021, that was subsequently paid on February 14, 2022.

•

On February 17, 2022, the Trust announced a cash distribution of $3,996,441.96 or $0.085744 per Unit, based primarily upon production during the month of December 2021, that was subsequently paid on March 14, 2022.

•	On March 21, 2022, the Trust announced a cash distribution of $5,551,298.95 or $0.119104 per Unit, based primarily upon production during the month of January 2022, payable on April 14, 2022.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Trust maintains a system of internal disclosure controls and procedures that is designed to ensure that the information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized, and reported within the times specified in the SEC’s rules and forms. In its evaluation of its disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Hilcorp, the owner of the properties. Consequently, the Trust’s ability to timely and accurately disclose relevant information in its periodic reports is dependent upon Hilcorp’s timely delivery of accurate oil and gas revenue and production cost information and, therefore, the Royalty Income owed to the Trust.

The Conveyance that transferred the royalty to the Trust obligates Hilcorp to provide the Trust with certain financial and operational information, including information concerning calculations of Royalty Income owed to the Trust. Once the Trust receives the financial information from Hilcorp, the Trust engages independent public accountants, compliance auditors, attorneys and petroleum engineers in order to assist the Trustee to ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic reports. These outside professionals advise the Trustee in its review and compilation of this information for inclusion in this Annual Report on Form 10-K and the other periodic reports provided by the Trust to the SEC.

Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) during fiscal years 2018 and 2020 were still occurring and being reported in 2021. At the beginning of 2021, Hilcorp informed the Trust that planned to refine further its estimating and reporting processes, and that Hilcorp would review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it would reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in any given month in 2021 could be subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of December 31, 2021, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level

Notes to Financial Statements — (Continued)

(as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended December 31, 2021, there were no changes to the Trust’s internal controls over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

Trustee’s Report on Internal Control over Financial Reporting

PNC Bank, in its capacity as trustee of the Trust, is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is a process designed under the supervision of the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust’s financial statements for external purposes in accordance with a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

As of December 31, 2021, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2021, based on those criteria.

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

Delinquent Section 16(a) Reports

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions that occurred in 2021.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth as of March 31, 2022, information with respect to the Unit Holders who were known to the Trustee to be the beneficial owners of more than five percent (5.0%) of the outstanding Units.

Name and Address of Beneficial Owner	Number of Units Beneficially Owned	Percent
Nevada Capital Corporation Ltd. 20 Eglinton Avenue West, Suite 1900 Toronto ON, Canada M4R 1K8(1)	2,415,000	5.18%
The K2 Principal Fund, L.P. 2 Bloor St West, Suite 801 Toronto, Ontario, M4W 3E2(2)	2,339,968	5.02%

(1)

This information was provided in a Schedule 13G filed with the SEC on December 20, 2018 by Nevada Capital Corporation, Ltd., and which stated that Nevada Capital Corporation, Ltd. beneficially holds such Units on behalf of its investment advisory clients and is deemed to have sole voting power with respect to, and the sole power to dispose or to direct the disposition of, 2,415,000 Units.

(2)

This information was provided in a Schedule 13G filed with the SEC on January 18, 2022 by Shawn Kimel Investments, Inc., an Ontario corporation (“SKI”), The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund”), K2 Genpar 2017 Inc., an Ontario corporation and the General Partner to the Fund (“Genpar 2017”), and K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates”). Together SKI, the Fund, Genpar2017, and K2 & Associates are the “Reporting Persons”. The Fund is the record holder of 2,339,968 Units, and each of the Reporting Persons may be deemed to be beneficial owners of the 2,339,968 Units that are held by the Fund. Mr. Daniel Gosselin is vice president of SKI, Secretary of GenPar 2017 and President of K2 & Associates, and exercises ultimate voting and investment powers over the 2,339,968 Units that are held of record by the Fund.

Security Ownership of Trustee

PNC Bank, N.A. serves as agent and custodian for certain customer accounts. As of March 31, 2021, BBVA USA could be deemed to beneficially own 40,000 Units related to these accounts, or less than one percent of the outstanding Units. BBVA USA has no voting or disposal power over the 40,000 Units. BBVA USA does not have a pecuniary interest in any of these Units.

Changes in Control

The Trustee knows of no arrangement, including any pledge by any person of Units of the Trust, the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust has no directors or executive officers; therefore, no determination been made relative to director independence. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2021 and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2021 and 2020 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2021	2020
Audit Fees	$76,350	$74,450
Audit-Related Fees	-	-
Tax Fees	345	2,550
All Other Fees	-	-

Total	$76,875	$77,000

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

Exhibits

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, incorporated herein by reference.*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, incorporated herein by reference.*

4(d)	Description of San Juan Basin Royalty Trust’s Securities, filed as Exhibit 4(d) to the Trust’s Annual Report on Form 10-K file with the SEC for the year ended December 31, 2019, incorporated herein by reference.*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference.*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

31	Certification required by Rule 13a-14(a), dated March 31, 2022, by James R. Wilharm, Senior Vice President and Director of Trust Real Estate Services of PNC Bank, the Trustee of the Trust.**

32	Certification required by Rule 13a-14(b), dated March 31, 2022, by James R. Wilharm, Senior Vice President and Director of Trust Real Estate Services of PNC Bank, on behalf of PNC Bank, the Trustee of the Trust.***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 1, 2022.**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, PNC Bank, National Association, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PNC BANK, NATIONAL ASSOCIATION, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ James R. Wilharm
Name:	James R. Wilharm
Title:	Senior Vice President Director of Trust Real Estate Services

Date: March 31, 2022

(The Trust has no directors or executive officers)