Form 10-Q
period 2022-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2022-05-16
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File No. 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of Units of beneficial interest outstanding at May 16, 2022: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
Cash and short-term investments	$6,551,299	$6,240,726
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $129,838,708 and $129,584,681 at March 31, 2022 and December 31, 2021, respectively)	3,436,820	3,690,847

	$ 9,988,119	$ 9,931,573

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$5,551,299	$5,240,726
Cash reserves	1,000,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	3,436,820	3,690,847

	$ 9,988,119	$ 9,931,573

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
	Three Months Ended March 31,
	2022	2021
Royalty income	$14,890,491	$8,212,088
Interest income	207	412

Total income	14,890,698	8,212,500
Expenditures – General and Administrative	(521,471)	(461,258)

Distributable income	$14,369,227	$7,751,242

Distributable income per Unit (46,608,796 Units)	$0.308294	$0.166304

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
	Three Months Ended March 31,
	2022	2021
Trust corpus, beginning of period	$3,690,847	$5,123,834
Amortization of net overriding royalty interest	(254,027)	(365,151)
Distributable income	14,369,227	7,751,242
Distributions declared	(14,369,227)	(7,751,242)

Trust corpus, end of period	$3,436,820	$4,758,683

Distributions declared (per Unit)	$0.308294	$0.166304

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1.	Basis of Presentation

The preceding condensed statement of assets, liabilities and trust corpus as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of PNC Bank, National Association, the trustee of the Trust (“PNC Bank” or the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests (the “Subject Interests”) originally owned by Southland Royalty Company (“Southland”) in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2022, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2022 and 2021. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•

The Net Overriding Royalty Conveyance (the “Conveyance”) conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) that burdens the Subject Interests. The Trust receives royalty income (“Royalty Income”) equal to 75% of the Net Proceeds attributable to the Subject Interests. “Net Proceeds,” as used in the Conveyance, means the excess of Gross Proceeds received by Hilcorp during a particular period over Production Costs for such period. “Gross Proceeds” means the amount received by Hilcorp from the sale of production attributable to the Subject Interests, subject to certain adjustments (e.g., fuel, gathering and transportation). “Production Costs” include both capital and non-capital costs incurred by Hilcorp in operating the Subject Interests including development drilling, production and processing costs, applicable taxes, and operating charges. The calculation of Net Proceeds by Hilcorp for any month may include adjustments to proceeds and costs for prior months which will affect the Royalty Income paid to the Trust and the distribution to Unit Holders for that month.

•

Although permitted under the Conveyance that transferred the Royalty to the Trust, Hilcorp has informed the Trust that, for wells operated by Hilcorp, it generally does not intend to accrue lease operating expenses to the Trust.

•

Hilcorp has informed the Trust that Gross Proceeds are typically reported to the Trust based on actual volumes and pricing. Proceeds from production in the first month are generally received by Hilcorp in the second month, the Royalty Income is paid by Hilcorp to the Trustee in the third month, and distribution by the Trustee to the Unit Holders is made in the fourth month. Net Proceeds for a calendar year are typically based on the actual oil and natural gas production during the period beginning with November of the preceding calendar year through October of the current calendar year.

•

Hilcorp has notified the Trust that non-operated revenue is reported to the Trust based on a three-month lag from operated revenues. Non-operated revenue for a calendar year is typically based on the actual oil and natural gas production during the period beginning with August of the preceding calendar year through July of the current calendar year.

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

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid, instead of when incurred; and amortization of the Royalty, calculated on a unit-of-production basis, is charged directly to trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of March 31, 2022.

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

The classification of the Trust’s income, for purposes of the passive loss rules, may be important to a Unit Holder. Royalty Income such as that derived through the Trust will generally be treated as portfolio income that may not be offset or reduced by passive losses.

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of March 31, 2022, the Trust’s tax years 2018 and thereafter remain subject to examination.

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

Covid-19 Pandemic. The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that future Covid-19 restrictions or outbreaks may have on production, including personnel availability in New Mexico and other Subject Interest areas. Hilcorp further informed the Trust that it does not anticipate that the current state of the Covid-19 pandemic will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the continued Covid-19 pandemic or future restrictions or outbreaks on Hilcorp and the Subject Interests is still unknown and any such impact could result in actual results being different from Hilcorp’s expectations.

Gross Proceeds and Severance Tax Estimates. Hilcorp’s process of reconciling Gross Proceeds and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) during fiscal years 2018 and 2020 were still occurring and being reported in 2021. Hilcorp has informed the Trust that as it continues to refine further its estimating and reporting processes. Hilcorp will review both prior periods, as well as future reporting periods, to ensure greater accuracy and consistency. As part of that review process, Hilcorp informed the Trust that it may reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in any given month in 2022 may include adjustments for the reversal and rebooking of prior months’ revenue, plus interest.

4.	Settlements and Litigation

None.

5.	Subsequent Events

On April 19, 2022, the Trust announced a cash distribution of $3,863,096.64 or $0.082883 per Unit, based primarily upon production during the month of February 2022, which was paid on May 13, 2022.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980, between Southland and The Fort Worth National Bank (the “Original Indenture”). The Original Indenture was amended and restated on September 30, 2002, and further amended and restated on December 12, 2007, which the Trust refers to as the “Indenture” in this Quarterly Report on Form 10-Q. As a result of a series of mergers and other transactions, the current Trustee of the Trust is PNC Bank.

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

The Royalty constitutes the principal asset of the Trust. The beneficial interest in the Royalty is divided into 46,608,796 units (the “Units”) representing undivided fractional interests in the beneficial interest of the Trust, equal to the number of Southland common stock shares outstanding as of the close of business on November 3, 1980. Each stockholder of Southland of record at the close of business on November 3, 1980, received one freely tradable Unit for each share of the common stock of Southland then held. Holders of Units in the Trust are referred to herein as “Unit Holders.”

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

Gross Proceeds and Severance Tax Estimates. Hilcorp’s process of reconciling Gross Proceeds and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) were still occurring and being reported in 2021. At the beginning of 2021, Hilcorp informed the Trust that it planned to refine further its estimating and reporting processes, and that Hilcorp would review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it may reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in certain months during 2021 were subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

Hilcorp informed the Trust that it completed the transition to its new accounting system and began to report actual, not estimated, revenue and expenses for operated wells beginning with the June 2021 production month (August reporting month), and that it has reversed and rebooked revenue for certain prior periods. As of December 31, 2021, Hilcorp believes that all prior month true-ups have been completed for operated wells. The true-up of revenues for non-operated properties for the 2021 distribution periods was completed in the February and March 2022 reporting months.

The amount of Gross Proceeds also depends on the volumes of oil and natural gas produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new oil and natural gas assets, and as a result, Royalty Income is dependent on the oil and natural gas volumes attributable to the Subject Interests. Although Hilcorp and other operators of the Subject Interests may conduct drilling operations or well recompletions in the near term, the Subject Interests are depleting assets and Hilcorp has informed the Trust that it is unable to estimate the productive life of the Subject Interests. The reduction in proved reserve quantities is a common measure of depletion. Hilcorp’s (or a future operator’s) capital investments in the Subject Interests will affect the quantity of proved reserves and can offset any reduction in proved reserves. Lower commodity prices may also reduce the value of the oil and natural gas produced from the Subject Interests by Hilcorp. Hilcorp did not conduct any new drill projects or recompletions within the Subject Interests in 2021.

Relatedly, because of Hilcorp’s prior process of providing production estimates rather than actual production, a simple year-over-year comparison from the prior distribution reports from Hilcorp will not reflect the actual comparable production amounts. For example, a comparison of the January 2021 estimated production with the January 2022 actual production would reflect a decline of almost 25%. However, comparing the November 2021 actualizations of January 2021 production to January 2022 actual production, the decline is just under 5.5%. In reviewing the Distribution Reports on an annual basis, the total 2020 MMBtu production was 28,643,237 as compared to 2021 MMBtu of 26,899,877, which results in an annual decline of 6.09% year-over-year.

On February 17, 2022, the Trust announced that Hilcorp had provided the Trust with its 2022 capital project plan for the Subject Interests (the “2022 Plan”), and Hilcorp has estimated its 2022 capital expenditures for the Subject Interests to be $1.9 million. The objective of this capital project plan is to address the natural depletion of oil and gas assets. Specifically, Hilcorp informed the Trust that its 2022 Plan would allocate approximately $1.5 million of the 2022 Plan’s budget towards 24 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $300,000 of the 2022 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $100,000 will be spent for permitting and surveying costs for future new drill projects that are being considered for 2023 and 2024. Hilcorp further informed the Trust that its planned project status for 2022 is subject to revision if it revises its assumptions underlying the 2022 Plan, and that in any event actual capital costs may vary from these estimates.

Under the terms of the Conveyance, production costs are deducted from Gross Proceeds in calculating Net Proceeds, which is multiplied by 75% to calculate Royalty Income. “Production costs” generally means costs incurred on an accrual basis by Hilcorp in operating the Subject Interests, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes and operating charges. However, Hilcorp informed the Trust that for wells operated by Hilcorp it did not intend to accrue lease operating expenses to the Trust. If production costs exceed Gross Proceeds in any month, the excess is recovered out of future Gross Proceeds prior to the making of further payments to the Trust. However, the Trust is not otherwise liable for any production costs or other costs or liabilities attributable to the Subject Interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance. The Trust and the Trustee has very limited authority to control the amount and timing of production costs.

The Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit all payments made by Hilcorp to the Trust, including adjustments, true-ups, and recoupments. In addition, the Trustee continues to consult with outside counsel to review the rights of the Trust with respect to these matters and to evaluate any available potential legal remedies.

Factors that Affect Net Proceeds. Generally, Net Proceeds are affected by (a) disruptions caused by weather, particularly winter storms that disrupt access to the production fields, (b) the timing and size of Hilcorp’s capital expenditures, and (c) commodity prices.

Weather. Hilcorp has advised the Trust that it is possible for it to experience disruptions during the winter months that could impact Hilcorp’s ability to access fields and maintain production.

Capital Expenditures. The timing and size of capital expenditures by Hilcorp may impact Net Proceeds. Capital expenditures by Hilcorp decreased approximately $142,400 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was primarily attributable to differences in timing in the payment of these expenditures along with capital expenditures attributable to the prior year’s budget.

Commodity Prices. The Trust’s income and monthly distributions from the Subject Interests are heavily influenced by the price of oil and natural gas. These prices may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas based on market uncertainty or a variety of additional factors that are beyond the Trustee’s control.

Hilcorp has multiple gas purchase agreements that set forth the prices that it will receive for the oil and natural gas produced from the Subject Interests. There is a differential in the prices reflected in the market indices and the prices received and reported, because the prices received and reported vary by purchase agreement and are after deducting gathering, processing and marketing costs for both gas and natural gas liquids. These purchase agreements and costs are subject to a comprehensive audit process by professional accountants and consultants.

On January 20, 2021, President Biden signed an executive order that reversed the United States withdrawal from the Paris Agreement, and the United States formally rejoined the Paris Agreement on February 19, 2021. At the federal regulatory level, both the Environmental Protection Agency and the Bureau of Land Management have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry. Additionally, President Biden has issued an executive order seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. In addition, President Biden has declared that he supports federal government efforts to limit or prohibit hydraulic fracturing and banning new leases for production of minerals on federal properties, including onshore lands. Any of these actions could require Hilcorp to increase capital expenditures for the Subject Interests, decrease demand for oil and natural gas production, or limit the Subject Interests’ ability to produce natural gas or oil production. The Trust is unable to determine what, if any, the effects of such actions will have on the Subject Interests’ ability to produce oil and natural gas, and Hilcorp’s ability to pay Royalty Income to the Trust.

Hilcorp previously informed the Trust that it does not believe that recent actions undertaken by the Biden’s administration to curtail future leases for oil and natural gas drilling on federally owned land will impact the Subject Interests because as currently enacted, they do not impact current leases.

Results of Operations – for the Three Months Ended March 2022 and 2021

Royalty Income

Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three months ended March 31, 2022 and 2021 was determined as shown in the following table:

	Three Months Ended March 31,
	2022		2021
Gross Proceeds from the Subject Interests:
Natural Gas	$29,825,082		$15,063,292
Oil	398,469		320,338
Other	967,978	(1)	246,647	(2)

Total	31,191,529		15,630,277	(3)
Production Costs:
Severance tax – natural gas	3,830,592		773,194
Severance tax – oil	50,412		45,003
Lease operating expense and property tax	7,377,074		3,640,742	(4)
Capital expenditures	79,463		221,887

Total	11,337,541		4,680,826

Net Proceeds	19,853,988		10,949,451
Net overriding royalty interest	75%		75%

Royalty Income	$14,890,491		$8,212,088

(1)

Estimated revenue related to audit exceptions and interest, and from non-operated properties offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months November 2020 through October 2021.

(2)

Estimated revenue from non-operated properties offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months of June through December 2018 and July through October 2020.

(3)	Due to Hilcorp’s transition to a new accounting system, the January 2021 production month was based on estimated production, actual realized prices and estimated costs.
(4)	Includes $450,000 credit by Hilcorp to the Trust due to the settlement of certain audit exceptions related to compressor maintenance services.

The Royalty Income distributed to the Trust for the three months ended March 31, 2022, was higher than that distributed during the same period of 2021 due primarily to higher natural gas prices. The average natural gas price increased from $2.64 per Mcf for the three months ended March 31, 2021, to $4.79 per Mcf for the three months ended March 31, 2022. Production of natural gas from the Subject Interests increased from 5,703,850 Mcf for the three months ended March 31, 2021, to 6,231,076 Mcf for the three months ended March 31, 2022.

Gross Proceeds from Subject Interests. Total Gross Proceeds increased approximately $15.6 million or 100% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to higher natural gas prices.

Capital Expenditures. Capital expenditures by Hilcorp decreased approximately $142,400 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was primarily attributable to differences in timing in the payment of these expenditures along with capital expenditures attributable to the prior year’s budget.

As referenced above, on February 17, 2022, the Trust announced Hilcorp’s 2022 capital project plan for the Subject Interests (the “2022 Plan”). The 2022 Plan calls for total capital spending of $1.9 million. Hilcorp’s accounting period for capital expenditures runs from January through December 31 of each calendar year, which corresponds and is reported in Trust distributions months March of the same calendar year through February of the following calendar year.

Severance Taxes. Aggregate severance taxes increased approximately $3.1 million, or 374%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The percentage increase in the three-month period is primarily attributable to increased revenue and by corrections made to June 2018 through December 2018 production months which reduced reported severance taxes in the three months ended March 31, 2021 by $1.4 million. The corrections included the reversal of severance tax estimates and tax only adjustments associated with the Jicarilla tribe. Excluding these corrections, severance taxes represented approximately 13% of Gross Proceeds for the three months ended March 31, 2022, compared to approximately 14% for the same period of 2021.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $3.7 million, or 103%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increased expenses include approximately $0.5 million in non-operated lease operating expense true-ups, the payment of approximately $1 million for year-end salaries and bonuses for Hilcorp employees, and differences in the timing in the receipt and payment of these costs, offset by a $450,000 credit by Hilcorp to the Trust in 2021 due to the settlement of certain audit exceptions related to compressor maintenance services. The Trust and its consultants are conducting a detailed analysis of these expenses associated with the year-end salaries and bonuses for Hilcorp employees to determine if they comport with the Conveyance and other operative agreements.

Monthly lease operating expenses of the Subject Interests, including property taxes, for the three months ended March 31, 2022, averaged approximately $2.5 million, compared to $1.2 million for the three months ended March 31, 2021.

Distributable Income

	Three Months Ended March 31,
	2022	2021
Royalty income	$14,890,491	$8,212,088
Interest income	207	412

Total income	14,890,698	8,212,500
Expenditures – General and Administrative	(521,471)	(461,258)

Distributable income	$14,369,227	$7,751,242

Distributable income per Unit (46,608,796 Units)	$0.308294	$0.166304

Distributable Income. Distributable Income increased from $7.8 million ($0.166304 per Unit) for the three months ended March 31, 2021, to $14.4 million ($0.308294 per Unit) for the three months ended March 31, 2022. The increase in Distributable Income was primarily attributable to higher natural gas prices.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2022 were as follows:

January	$0.103446
February	0.085744
March	0.119104

Quarter Total	$0.308294

Interest Income. Interest income was lower for the three months ended March 31, 2022, as compared to the same period in 2021 due primarily to lower yields on short-term investments.

General & Administrative Expenses. General and administrative expenses increased approximately 13%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

Cash Reserves. Total cash reserves were $1.0 million as of March 31, 2022. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee does not anticipate any increases to the cash reserve above a level of $1.0 million in 2022, although it cannot guarantee that the Trustee will not increase such cash reserves in the future.

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

In the event the Trust does not receive Royalty Income from Hilcorp sufficient to pay its liabilities, the Trust believes it has sufficient capacity to draw upon the cash reserve amount or borrow funds against the Royalty to cover the Trust’s operating expenses until its cash reserve can be replenished from subsequent Royalty Income payments from Hilcorp.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts natural gas liquids to six Mcf of natural gas using industry standards.

Royalty Income for the three months ended March 31, 2022, is associated with oil and natural gas production during November 2021 through January 2022 from the Subject Interests. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended March 31, 2022, and 2021 were as follows:

	For the Three Months Ended March 31,
	2022		2021
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,231,076	6,040	5,703,850	8,865
Royalty	3,299,952	3,537	3,109,560	5,710
Average Price (per Mcf/Bbl)	$4.79	$65.97	$2.64	$36.13

Based on Hilcorp’s reporting methodology, the Trust recognizes production during the month in which the related Royalty Income is paid to the Trust. Royalty Income for a calendar year is based on the actual oil and natural gas production during the period beginning with November of the preceding calendar year through October of the current calendar year. Sales volumes attributable to the Royalty are determined by dividing the net profits by the Trust from the sale of oil and natural gas, respectively, by the prices received for sales of such volumes from the Subject Interests, taking into consideration production taxes attributable to the Subject Interests. Because the oil and natural gas sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Subject Interests may not provide a meaningful comparison to sales attributable to the Royalty.

The fluctuations in natural gas production that have occurred during the three-month period ended March 31, 2022 and 2021, respectively, generally resulted from non-operated true-ups in February and March 2022 for November 2020 thru October 2021 production, operated true-ups in January and February 2021 for June 2018 thru December 2018 production, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, oil and natural gas sales attributable to the Royalty are based on an allocation formula dependent on many factors, including oil and natural gas prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 1 Basis of Presentation and Part II, Item 8. Financial Statements and Supplemental Data contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

For information on the Trust’s exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Conveyance that transferred the royalty to the Trust obligates Hilcorp to provide the Trust with certain financial and operational information, including information concerning calculations of Royalty Income owed to the Trust. Once the Trust receives the financial information from Hilcorp, the Trust engages independent public accountants, compliance auditors, attorneys and petroleum engineers in order to assist the Trustee to ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic reports. These outside professionals advise the Trustee in its review and compilation of this information for inclusion in its Annual Report on Form 10-K and the other periodic reports provided by the Trust to the SEC.

Hilcorp’s process of reconciling Gross Proceeds and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) during fiscal years 2018 and 2020 were still occurring and being reported in 2021. Hilcorp has informed the Trust that as it continues to refine further its estimating and reporting processes. As part of that review process, Hilcorp informed the Trust that it would reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in any given month in 2022 may include adjustments for the reversal and rebooking of prior months’ revenue, plus interest.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of March 31, 2022, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended March 31, 2022, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 16, 2022, by James R. Wilharm, Director of Trust Real Estate Services and Senior Vice President of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated May 16, 2022, by James R. Wilharm, Director of Trust Real Estate Services and Senior Vice President of the Trustee of the Trust***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, PNC Bank, National Association, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PNC BANK, NATIONAL ASSOCIATION, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ James R. Wilharm
James R. Wilharm Senior Vice President Director of Trust Real Estate Services

Date: May 16, 2022

(The Trust has no directors or executive officers.)