Form 10-Q
period 2022-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2022-08-15
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Number of Units of beneficial interest outstanding at August 15, 2022: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$6,202,132	$6,240,726
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $129,984,517 and $129,584,681 at June 30, 2022, and December 31, 2021, respectively)	3,291,011	3,690,847

Total assets	$9,493,143	$9,931,573

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$5,202,132	$5,240,726
Cash reserves	1,000,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	3,291,011	3,690,847

Total liabilities	$9,493,143	$9,931,573

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Royalty income	$13,722,931	$7,565,789	$28,613,422	$15,777,876
Interest income	1,829	357	2,036	770

Total income	13,724,760	7,566,146	28,615,458	15,778,646
General and administrative expenses	(381,718)	(400,138)	(903,189)	(861,395)

Distributable income	$13,343,042	$7,166,008	$27,712,269	$14,917,251

Distributable income per Unit (46,608,796 Units)	$0.286277	$0.153748	$0.594571	$0.320052

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$3,436,820	$4,758,683	$3,690,847	$5,123,834
Amortization of net overriding royalty interest	(145,809)	(372,878)	(399,836)	(738,029)
Distributable income	13,343,042	7,166,008	27,712,269	14,917,251
Distributions declared	(13,343,042)	(7,166,008)	(27,712,269)	(14,917,251)

Trust corpus, end of period	$3,291,011	$4,385,805	$3,291,011	$4,385,805

Distributions declared (per Unit)	$0.286277	$0.153748	$0.594571	$0.320052

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

1. Basis of Presentation

The preceding condensed statement of assets, liabilities and trust corpus as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of PNC Bank, National Association, the trustee of the Trust (“PNC Bank” or the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests (the “Subject Interests”) originally owned by Southland Royalty Company (“Southland”) in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2022, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2022 and 2021. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

•

Hilcorp has informed the Trust that Gross Proceeds are typically reported to the Trust based on actual volumes and pricing. Proceeds from production in the first month are generally received by Hilcorp in the second month, the Royalty Income is paid by Hilcorp to the Trustee in the third month, and distribution by the Trustee to the Unit Holders is made in the fourth month. Net Proceeds for a calendar year are typically based on the actual natural gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year.

•

Hilcorp has notified the Trust that non-operated revenue is reported to the Trust based on a three-month lag from operated revenues. Non-operated revenue for a calendar year is typically based on the actual natural gas and oil production during the period, beginning with August of the preceding calendar year through July of the current calendar year.

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

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid, instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received, or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The Trustee routinely reviews the Trust’s royalty interests in natural gas and oil properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of June 30, 2022.

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

The Royalty constitutes an “economic interest” in natural gas and oil properties for federal income tax purposes. Unit Holders must report their share of the production revenues of the Trust as ordinary income from natural gas and oil royalties and are entitled to claim depletion with respect to such income. The Royalty is treated as a single property for depletion purposes. The Trust has on file technical advice memoranda confirming such tax treatment.

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

The classification of the Trust’s income, for purposes of the passive loss rules, may be important to a Unit Holder. Royalty Income, such as that derived through the Trust, will generally be treated as portfolio income that may not be offset or reduced by passive losses.

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of June 30, 2022, the Trust’s tax years 2018 and thereafter remain subject to examination.

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

Covid-19 Pandemic. The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the ongoing Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp has informed the Trust that, given the current natural gas pricing environment, Hilcorp does not anticipate materially reducing any of the Subject Interests’ production or taking any of the Subject Interests’ wells offline; however, both the Trust and Hilcorp continue to monitor the impact that future Covid-19 restrictions or outbreaks may have on production, including as it relates to personnel availability in New Mexico and other Subject Interests’ areas. Hilcorp further informed the Trust that it does not anticipate that the current state of the Covid-19 pandemic will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust. However, the impact of the continued Covid-19 pandemic, including a resurgence of COVID-19 lockdowns in Asia, may extend existing supply chain disruptions and order backlogs for materials or services needed to maintain production in the Subject Interest areas, or have other unknown impacts on Hilcorp and the Subject Interests, and any such impact could result in actual results being different from Hilcorp’s expectations.

Geo-Political Uncertainties. Prices for goods and services have risen over the last 12 months, and inflationary pressures have accelerated in the first half of 2022, as regional and global commodity prices have risen in response to the conflict in Ukraine. The impact of ongoing or extended conflict on Hilcorp’s ability to produce from the Subject Interests or on commodity prices is unknown.

Gross Proceeds and Production Cost Estimates.

Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) were still occurring and being reported in 2021. At the beginning of 2021, Hilcorp informed the Trust that it planned to refine further its estimating and reporting processes and that Hilcorp would review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it may reverse and rebook revenue for certain periods. Thus, distributions to the Trust from Hilcorp in certain months during 2021 were subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

Hilcorp informed the Trust that it completed the transition to its new accounting system and began to report actual, not estimated, revenue and expenses for operated wells beginning with the June 2021 production month (August 2021 reporting month) and that it has reversed and rebooked revenue for certain prior periods. As of December 31, 2021, Hilcorp believes that all prior month true-ups have been completed for operated wells. The true-ups of revenues for non-operated properties for the 2021 distribution periods were completed in the February and March 2022 reporting months.

The amount of Gross Proceeds depends on the volumes of natural gas and oil produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new natural gas and oil assets, and as a result, Royalty Income is dependent on the natural gas and oil volumes attributable to the Subject Interests. Although Hilcorp and other operators of the Subject Interests may conduct drilling operations or well recompletions in the near term, the Subject Interests are depleting assets; Hilcorp has informed the Trust that it is unable to estimate the productive life of the Subject Interests. The reduction in proved reserve quantities is a common measure of depletion. Hilcorp’s (or a future operator’s) capital investments in the Subject Interests will affect the quantity of proved reserves and can offset any reduction in proved reserves. Lower commodity prices may also cause Hilcorp to reduce drilling operations, workover, and/or recompletions, thus reducing the volume of natural gas and oil produced from the Subject Interests by Hilcorp. Hilcorp did not conduct any new drill projects or recompletions within the Subject Interests in 2021 or to date in 2022.

4. Settlements and Litigation

None.

5. Subsequent Events

On July 19, 2022, the Trust announced a cash distribution of $6,766,905.11 or $0.145185 per Unit, based primarily upon production during the month of May 2022, which was paid on August 12, 2022.

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

The Conveyance and the Royalty

Pursuant to the Net Overriding Royalty Conveyance effective November 1, 1980, Southland conveyed the Royalty that burdens the Subject Interests in properties located in the San Juan Basin of northwestern New Mexico to the Trust. Subsequent to the Conveyance of the Royalty, through a series of sales, assignments and mergers, Southland’s successor became Hilcorp, which acquired the Subject Interests from Burlington Resources Oil & Gas Company LP (“Burlington”), an indirect wholly owned subsidiary of ConocoPhillips, on July 31, 2017.

The Royalty constitutes the principal asset of the Trust. The beneficial interest in the Royalty is divided into 46,608,796 units (the “Units”), representing undivided fractional interests in the beneficial interest of the Trust, equal to the number of shares of Southland common stock outstanding as of the close of business on November 3, 1980. Each stockholder of Southland of record at the close of business on November 3, 1980, received one freely tradable Unit for each share of the Southland common stock then held. Holders of Units in the Trust are referred to herein as “Unit Holders.”

The Trustee

The primary function of the Trustee is to collect Royalty Income, to pay all expenses and charges of the Trust and distribute the remaining available income to the Unit Holders. The amount of income distributable to Unit Holders, which we refer to as “Distributable Income,” depends on the amount of Royalty Income and interest received by the Trust, as well as the amount of expenses paid by the Trust and any change in cash reserves. The Trust has no employees, officers, or directors. The Trustee performs all administrative functions of the Trust.

Hilcorp

Hilcorp is the principal operator of the majority of the Subject Interests and is responsible, subject to the terms of a prior agreement with the Trust, for marketing the natural gas and oil production from such properties, either under existing sales contracts or under future arrangements, at the best prices and on the best terms it shall deem reasonably obtainable under the circumstances. A very high percentage of the Royalty Income is attributable to the production and sale of natural gas, from the Subject Interests, by Hilcorp. Accordingly, the market price and demand for natural gas produced and sold from the San Juan Basin heavily influences the amount of Royalty Income distributed by the Trust and, by extension, the price of the Units.

Natural Gas and Oil. The sale of San Juan Basin assets, including the Subject Interests, from Burlington to Hilcorp closed on July 31, 2017. Under the terms of the sale, Hilcorp is required to make payments to Burlington if natural gas prices are above a certain price. Hilcorp has confirmed that in accordance with the Conveyance, Hilcorp will not charge the Trust any portion of such payments.

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

Hilcorp informed the Trust that it completed the transition to its new accounting system and began to report actual, not estimated, revenue and expenses for operated wells beginning with the June 2021 production month (August 2021 reporting month) and that it has reversed and rebooked revenue for certain prior periods. As of December 31, 2021, Hilcorp believes that all prior month true-ups have been completed for operated wells. The true-ups of revenues for non-operated properties for the 2021 distribution periods were completed in the February and March 2022 reporting months.

The amount of Gross Proceeds also depends on the volumes of natural gas and oil produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new natural gas and oil assets, and as a result, Royalty Income is dependent on the natural gas and oil volumes attributable to the Subject Interests. Although Hilcorp and other operators of the Subject Interests may conduct drilling operations or well recompletions in the near term, the Subject Interests are depleting assets; Hilcorp has informed the Trust that it is unable to estimate the productive life of the Subject Interests. The reduction in proved reserve quantities is a common measure of depletion. Hilcorp’s (or a future operator’s) capital investments in the Subject Interests will affect the quantity of proved reserves and can offset any reduction in proved reserves. Lower commodity prices may also reduce the volume of natural gas and oil produced from the Subject Interests by Hilcorp. Hilcorp did not conduct any new drill projects or recompletions within the Subject Interests in 2021 or to date in 2022.

Relatedly, because of Hilcorp’s prior process of providing production estimates rather than actual production, a simple year-over-year comparison from the prior distribution reports from Hilcorp will not reflect the actual comparable production amounts. For example, a comparison of the April 2021 estimated production with the April 2022 actual production on the June 2022 Distribution Report would reflect a decline of approximately 7.1%. However, comparing the April 2021 actual production from the November 2021 Distribution Report actualization to April 2022 actual production would reflect an,increase of 14.7%. In reviewing the Distribution Reports on a year-to-date basis, the total MMBtu production was 14,689,896 as of June 2021 compared to the total MMBtu production of 13,672,177 as of June 2022, which results in a year-to-date decline of 6.93%

On February 17, 2022, the Trust announced that Hilcorp had provided the Trust with its 2022 capital project plan for the Subject Interests (the “2022 Plan”), and Hilcorp has estimated its 2022 capital expenditures for the Subject Interests to be $1.9 million. The objective of this capital project plan is to address the natural depletion of oil and gas assets. Specifically, Hilcorp informed the Trust that its 2022 Plan will allocate approximately $1.5 million of the 2022 Plan’s budget towards 24 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $300,000 of the 2022 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $100,000 will be spent for permitting and surveying costs for future new drill projects that are being considered for 2023 and 2024. Hilcorp further informed the Trust that its planned project status for 2022 is subject to revision if it revises its assumptions underlying the 2022 Plan, and that in any event actual capital costs may vary from these estimates.

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

Capital Expenditures. The timing and size of capital expenditures by Hilcorp may impact Net Proceeds. Capital expenditures by Hilcorp decreased approximately $56,100, or 34.47%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, and decreased approximately $198,500, or 51.61%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The decrease was primarily attributable to differences in timing in the payment of these expenditures along with capital expenditures attributable to the prior year’s budget.

Commodity Prices. The Trust’s income and monthly distributions from the Subject Interests are heavily influenced by the price of natural gas and oil. These prices may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas and oil based on market uncertainty or a variety of additional factors that are beyond the Trustee’s control. Prices for goods and services have risen over the last 12 months, and inflationary pressures have accelerated in the first half of 2022, as regional and global commodity prices have risen in response to the conflict in Ukraine. The impact of ongoing or extended conflict on Hilcorp’s ability to produce from the Subject Interests or on commodity prices is unknown.

Hilcorp has multiple gas purchase agreements that set forth the prices that it will receive for the natural gas and oil produced from the Subject Interests. There is a differential in the prices reflected in the market indices and the prices received and reported, because the prices received and reported vary by purchase agreement and are after deducting gathering, processing, and marketing costs for both gas and natural gas liquids. These purchase agreements and costs are subject to a comprehensive audit process by professional accountants and consultants.

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

Hilcorp previously informed the Trust that it does not believe that recent actions undertaken by the Biden’s administration to curtail future leases for natural gas and oil drilling on federally owned land will impact the Subject Interests because as currently enacted, they do not impact current leases.

Results of Operations – for the Three and Six Months Ended June 2022 and 2021

Royalty Income

Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three and six months ended June 30, 2022, and 2021 was determined as shown in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Gross proceeds from the Subject Interests:
Natural Gas	$27,587,511		$20,812,942		$57,412,593		$35,876,234
Oil	764,157		536,116		1,162,627		856,454
Other	127,721	(1)	300,000	(2)	1,095,699	(1)(3)	546,647	(2)

Total	28,479,389		21,649,058	(5)	59,670,919		37,279,335	(4)(5)
Production Costs:
Severance tax – gas	3,558,838		3,746,330		7,389,431		4,519,524
Severance tax – oil	85,285		101,862		135,697		146,865
Lease operating expense and property tax	6,431,344		7,550,359		13,808,418		11,191,102	(6)
Capital expenditures	106,680		162,789		186,143		384,676

Total	10,182,147		11,561,340		21,519,689		16,242,167

Net profits	18,297,242		10,087,718		38,151,230		21,037,168
Net overriding royalty interest	75%		75%		75%		75%

Royalty Income	$13,722,931		$7,565,789		$28,613,423		$15,777,876

(1)	Revenue of $97,895 prior period non-operated revenue actualizations and related interest, and $29,826 related to audit exceptions and interest.
(2)

Estimated revenue from non-operated properties offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months of June through December 2018 and July through October 2020.

(3)	Estimated revenue of $399,922 related to audit exceptions and interest, and $568,056 related to prior period non-operated revenues and actualizations.
(4)	Due to Hilcorp’s transition to a new accounting system, the February, March and April production months were based on estimated production, estimated prices and estimated costs.
(5)	Due to Hilcorp’s transition to a new accounting system, the January 2021 production month was based on estimated production, actual realized prices and estimated costs.
(6)	Includes a Q1 2021 $450,000 credit by Hilcorp to the Trust due to the settlement of certain audit exceptions related to compressor maintenance services.

The Royalty Income distributed to the Trust for both the three and six months ended June 30, 2022, was higher than that distributed during the same period of 2021 due primarily to higher natural gas prices. The average natural gas price increased from $2.77 per Mcf for the three months ended June 30, 2021, to $4.54 per Mcf for the three months ended June 30, 2022, and the average natural gas price increased from $2.71 per Mcf for the six months ended June 30, 2021, to $4.67 per Mcf for the six months ended June 30, 2022. Production of natural gas from the Subject Interests decreased from 7,517,056 Mcf for the three months ended June 30, 2021, to 6,073,883 Mcf for the three months ended June 30, 2022, and decreased from 13,220,906 Mcf for the six months ended June 30, 2021, to 12,304,960 Mcf for the six months ended June 30, 2022.

Gross Proceeds from Subject Interests. Total Gross Proceeds increased approximately $6.8 million or 31.6% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, and increased approximately $22.4 million, or 60% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to higher natural gas prices.

Capital Expenditures. Capital expenditures by Hilcorp decreased approximately $56,000 for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, and decreased approximately $198,500 for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The decrease was primarily attributable to differences in timing in the payment of these expenditures along with capital expenditures attributable to the prior year’s budget.

As referenced above, on February 17, 2022, the Trust announced Hilcorp’s 2022 capital project plan for the Subject Interests. The 2022 Plan calls for total capital spending of $1.9 million. Hilcorp’s accounting period for capital expenditures runs from January through December 31 of each calendar year, which corresponds and is reported in Trust distributions made for the months from March of the same calendar year through February of the following calendar year. Hilcorp’s capital expenditures for 2021 were $0.3 million.

Severance Taxes. Aggregate severance taxes decreased approximately $204,000, or 5.3%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2022, and increased approximately $2.9 million, or 61%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The decrease in severance taxes in the three-month period is primarily attributable to the overestimation of severance taxes of $1.0 million for the February to April 2021 production months which offset the increase in severance taxes attributable to higher Gross Proceeds. The increase in severance taxes in the six-month period was primarily attributable to higher Gross Proceeds and also to corrections made in the first quarter of 2021 to the June 2018 through December 2018 production months, which reduced reported severance taxes for this period by $1.4 million. The corrections included the reversal of severance tax estimates and tax only adjustments associated with the Jicarilla Apache Nation. Severance taxes represented approximately 13% of Gross Proceeds for the three months ended June 30, 2022, compared to approximately 18% for the same period of 2021. Severance taxes represented approximately 13% of Gross Proceeds for the six months ended June 30, 2022. Excluding the $1.4 million correction in the first quarter of 2021, severance taxes were approximately 16% of Gross Proceeds for the six months ended June 30, 2021.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $1.1 million, or 15%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The decrease is primarily due to decreased activity at the Subject Interests by Hilcorp. Specifically, production decreased by 1,603,525 MMBtu, or 19.20%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Lease operating expenses and property taxes increased $2.6 million, or 23% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase is primarily due to increased expenses in the first quarter of 2022 which included approximately $0.5 million in non-operated lease operating expense true-ups, the payment of approximately $1 million for year-end salaries and bonuses for Hilcorp employees, and differences in the timing in the receipt and payment of these costs, offset by a $450,000 credit by Hilcorp to the Trust in 2021 due to the settlement of certain audit exceptions related to compressor maintenance services. The Trust and its consultants are conducting a detailed analysis of these expenses associated with the year-end salaries and bonuses for Hilcorp employees to determine if they comport with the Conveyance and other operative agreements.

Monthly lease operating expenses for the Subject Interests, including property taxes, for the three months ended June 30, 2022, averaged approximately $2.1 million, compared to $2.5 million for the three months ended June 30, 2021. Monthly lease operating expenses of the Subject Interests, including property taxes, for the six months ended June 30, 2022, averaged $2.3 million, compared to an average of $1.9 million for the six months ended June 30, 2021.

Distributable Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Royalty income	$13,722,931	$7,565,789	$28,613,422	$15,777,876
Interest income	1,829	357	2,036	770

Total income	13,724,760	7,566,146	28,615,458	15,778,646
General and administrative expenses	(381,718)	(400,138)	(903,189)	(861,395)

Decrease in cash reserves	—	—	—	—
Distributable income	$13,343,042	$7,166,008	$27,712,269	$14,917,251

Distributable income per Unit (46,608,796 Units)	$0.286277	$0.153748	$0.594571	$0.320052

Distributable Income. Distributable Income increased from $7.2 million ($0.153748 per Unit) for the three months ended June 30, 2021, to $13.3 million ($0.286277 per Unit) for the three months ended June 30, 2022. The increase in Distributable Income was primarily attributable to higher natural gas prices. Distributable Income increased by approximately $12.8 million, or 86%, to $27.7 million (0.594571 per Unit) for the six months ended June 30, 2022, from $14.9 million ($0.320052 per Unit) for the six months ended June 30, 2021. The increase in Distributable Income was primarily attributable to higher natural gas prices.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2022 were as follows:

April	$0.082883
May	0.091781
June	0.111613

Quarter Total	$0.286277

Interest Income. Interest income was higher for the three and six months ended June 30, 2022, as compared to the same periods in 2021 due primarily to higher yields on short-term investments.

General & Administrative Expenses. General and administrative expenses decreased approximately 4.6 % for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, and increased approximately 4.9% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The changes for both periods were primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

Cash Reserves. Total cash reserves were $1.0 million as of June 30, 2022. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee does not anticipate any increases to the cash reserve above a level of $1.0 million in 2022, although it cannot guarantee that the Trustee will not increase such cash reserves in the future.

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

Natural gas and Oil Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards.

Royalty Income for the three months ended June 30, 2022, is associated with natural gas and oil production during February through April 2022 from the Subject Interests.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended June 30, 2022, and 2021 were as follows:

	For the Three Months Ended June 30,
	2022		2021
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,073,883	8,250	7,517,056	10,596
Royalty	3,324,092	5,574	2,765,560	6,509
Average Price (per Mcf/Bbl)	$4.54	$92.63	$2.77	$50.59

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the six months ended June 30, 2022, and 2021 were as follows:

	For the Six Months Ended June 30,
	2022		2021
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	12,304,960	14,290	13,220,906	19,462
Royalty	6,624,044	9,111	5,875,120	12,219
Average Price (per Mcf/Bbl)	$4.67	$81.36	$2.71	$44.01

Based on Hilcorp’s reporting methodology, the Trust recognizes production during the month in which the related Royalty Income is paid to the Trust. Royalty Income for a calendar year is based on the actual natural gas and oil production during the period beginning with November of the preceding calendar year through October of the current calendar year. Sales volumes attributable to the Royalty are determined by dividing the net profits by the Trust from the sale of natural gas and oil, respectively, by the prices received for sales of such volumes from the Subject Interests, taking into consideration production taxes attributable to the Subject Interests. Because the natural gas and oil sales attributable to the Royalty are based upon an allocation formula dependent on such factors as price and cost, including capital expenditures, the aggregate sales amounts from the Subject Interests may not provide a meaningful comparison to sales attributable to the Royalty.

The fluctuations in natural gas production that have occurred during the three-month period ended June 30, 2022, and 2021, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, natural gas and oil sales attributable to the Royalty are based on an allocation formula dependent on many factors, including natural gas and oil prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended June 30, 2022.

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

Hilcorp’s process of reconciling Gross Proceeds and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) during fiscal years 2018 and 2020 were still occurring and being reported in 2021. Hilcorp has informed the Trust that it continues to refine further its estimating and reporting processes. As part of that review process, Hilcorp informed the Trust that it would reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in any given month in 2022 may include adjustments for the reversal and rebooking of prior months’ revenue, plus interest.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of June 30, 2022, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended June 30, 2022, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference. *

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, on March 1, 2007, and incorporated herein by reference. *

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference. *

31	Certification required by Rule 13a-14(a), dated August 15, 2022, by Ross C. Durr, J.D., RPL, Senior Vice President, Mineral Interest Director of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated August 15, 2022, by Ross C. Durr, J.D., RPL, Senior Vice President, Mineral Interest Director of the Trustee of the Trust***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, PNC Bank, National Association, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PNC BANK, NATIONAL ASSOCIATION, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Ross C. Durr
Ross C. Durr, J.D., RPL Senior Vice President Mineral Interest Director

Date: August 15, 2022

(The Trust has no directors or executive officers.)