Form 10-Q
period 2022-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2022-11-14
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File No. 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of Units of beneficial interest outstanding at November 14, 2022: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$6,794,280	$6,240,726
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,145,078 and $129,584,681 at September 30, 2022 and December 31, 2021, respectively)	3,130,450	3,690,847

Total assets	$9,924,730	$9,931,573

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$5,794,280	$5,240,726
Cash reserves	1,000,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	3,130,450	3,690,847

Total liabilities	$9,924,730	$9,931,573

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Royalty income	$21,345,765	$6,059,606	$49,959,187	$21,837,483
Interest income	12,293	237	14,329	1,006

Total income	21,358,058	6,059,843	49,973,516	21,838,489
General and administrative expenses	(246,581)	(385,910)	(1,149,770)	(1,247,306)

Distributable income	$21,111,477	$5,673,933	$48,823,746	$20,591,183

Distributable income per Unit (46,608,796 Units)	$0.452950	$0.121735	$1.047521	$0.441787

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$3,291,011	$4,385,805	$3,690,847	$5,123,834
Amortization of net overriding royalty interest	(160,561)	(356,469)	(560,397)	(1,094,498)
Distributable income	21,111,477	5,673,933	48,823,746	20,591,183
Distributions declared	(21,111,477)	(5,673,933)	(48,823,746)	(20,591,183)

Trust corpus, end of period	$3,130,450	$4,029,336	$3,130,450	$4,029,336

Distributions declared (per Unit)	$0.452950	$0.121735	1.047521	0.441787

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

1. Basis of Presentation

The preceding condensed statement of assets, liabilities and trust corpus as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of PNC Bank, National Association, the trustee of the Trust (“PNC Bank” or the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests (the “Subject Interests”) originally owned by Southland Royalty Company (“Southland”) in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2022, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2022 and 2021. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•

The Net Overriding Royalty Conveyance (the “Conveyance”) conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) that burdens the Subject Interests. The Trust receives royalty income (“Royalty Income”) equal to 75% of the Net Proceeds attributable to the Subject Interests. “Net Proceeds,” as used in the Conveyance, means the excess of Gross Proceeds received by Hilcorp during a particular period over Production Costs for such period. “Gross Proceeds” means the amount received by Hilcorp from the sale of production attributable to the Subject Interests, subject to certain adjustments (e.g., fuel, gathering and transportation). “Production Costs” include both capital and non-capital costs incurred by Hilcorp in operating the Subject Interests including development drilling, production and processing costs, applicable taxes, and operating charges. The calculation of Net Proceeds by Hilcorp for any month may include adjustments to proceeds and costs for prior months, which will affect the Royalty Income paid to the Trust and the distribution to Unit Holders for that month.

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

•	Depletion and any impairment are recorded as a reduction in trust corpus instead of as an expense.

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies, which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the Royalty calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or when expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The Trustee routinely reviews the Trust’s royalty interests in natural gas and oil properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of September 30, 2022.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that the material tax positions it has taken would more likely than not be sustained by examination. As of September 30, 2022, the Trust’s tax years 2018 and thereafter remain subject to examination.

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

Covid-19 Pandemic. Hilcorp informed the Trust that it does not have anything specifically to comment on regarding the Covid-19 pandemic.

Geo-Political Uncertainties. Hilcorp informed the Trust that it does not have anything specifically to comment on regarding the war in Ukraine.

Gross Proceeds and Production Cost Estimates. Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) were still occurring and being reported in 2022. At the beginning of 2021, Hilcorp informed the Trust that it planned to refine further its estimating and reporting processes and that Hilcorp would review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it may reverse and rebook revenue for certain periods. Thus, distributions to the Trust from Hilcorp in certain months during 2021 and 2022 were subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

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

4. Settlements and Litigation

None.

5. Subsequent Events

On October 21, 2022, the Trust announced a cash distribution of $16,272,132.13 or $0.349121 per Unit, based primarily upon production during the month of August 2022, which will be paid on November 15, 2022. Hilcorp reported $26,014,687 of total revenue from the Subject Interests consisting of $15,653,743 of gas revenues, $282,139 of oil revenues, $21,790 of additional interest related to prior month’s granted audit exceptions. The Trust has been advised by Hilcorp that for the production month of August 2022, the operator of the Trust’s subject interests, Hilcorp San Juan, L.P., reported to the Trust gross profits of $21,815,782. Included in this amount is $10,057,015 of other revenue and interest related to adjustments associated with Hilcorp process reviews of FY 2021 and YTD July 2022 data. Items identified as part of these adjustments include underpayment resulting from the treatment of keep whole reimbursements and overpayment resulting from contract settlement differences. Interest related to the subject adjustments totaled $625,455.

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

The Trustee

The primary function of the Trustee is to collect Royalty Income, to pay all expenses and charges of the Trust and distribute the remaining available income to the Unit Holders. The amount of income distributable to Unit Holders, which the Trust refers to as “Distributable Income,” depends on the amount of Royalty Income and interest received by the Trust, as well as the amount of expenses paid by the Trust and any change in cash reserves. The Trust has no employees, officers or directors. The Trustee performs all administrative functions of the Trust.

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

Gross Proceeds and Severance Tax Estimates. Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) were still occurring and being reported in 2021 and 2022. At the beginning of 2021, Hilcorp informed the Trust that it planned to refine further its estimating and reporting processes, and that Hilcorp would review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorp informed the Trust that it may reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in certain months during 2021 and 2022 were subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

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

The amount of Gross Proceeds also depends on the volumes of natural gas and oil produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new natural gas and oil assets, and as a result, Royalty Income is dependent on the natural gas and oil volumes attributable to the Subject Interests. Although Hilcorp and other operators of the Subject Interests may conduct drilling operations or well recompletions in the near term, the Subject Interests are depleting assets; Hilcorp has informed the Trust that it is unable to estimate the productive life of the Subject Interests. The reduction in proved reserve quantities is a common measure of depletion. Hilcorp’s (or a future operator’s) capital investments in the Subject Interests will affect the quantity of proved reserves and can offset any reduction in proved reserves. Lower commodity prices may also reduce the volume of natural gas and oil produced from the Subject Interests by Hilcorp. Hilcorp did not conduct any new drill projects or recompletions within the Subject Interests in 2021 but, Hilcorp provided the Trust with its 2022 capital project plan for the Subject Interests, the (“2022 Plan”), and informed the Trust that its 2022 Plan will allocate approximately $1.5 million of the 2022 Plan’s budget towards 24 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $300,000 of the 2022 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $100,000 will be spent for permitting and Hilcorp further informed the Trust that its planned project status for 2022 is subject to revision if it revises its assumptions underlying the 2022 Plan, and that in any event actual capital costs may vary from these estimates.

Relatedly, because of Hilcorp’s prior process of providing production estimates rather than actual production, a simple year-over-year comparison from the prior distribution reports from Hilcorp will not reflect the actual comparable production amounts. For example, a comparison of the May 2021 estimated production with the May 2022 actual production on the July 2022 Distribution Report would reflect a decline of approximately 25%. However, comparing the May 2021 actual production from the August 2021 Distribution Report actualization to May 2022, actual production would reflect a decrease of 7.7%. In reviewing the Distribution Reports on a year-to-date basis, the total MMBtu production was 21,813,179 as of September 2021 compared to the total MMBtu production of 20,375,229 as of September 2022, which results in a year-to-date decline of 6.59%.

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

Capital Expenditures. The timing and size of capital expenditures by Hilcorp may impact Net Proceeds. Capital expenditures by Hilcorp increased approximately $254,591, or 241.53%, from a credit of $(105,409) for the three-months ended September 30, 2021 to a cost of $149,182 for the three months ended September 30, 2022. The increase is due primarily to a credit of $171,049 received from Hilcorp in the third quarter of 2021 as a result of true-ups for capital costs for the production months of January through April 2021. Capital expenditures incurred for projects worked during the three months ended September 30, 2022 increased by 127% from $65,640 for the three months ended September 30, 2021 to $149,182 for the three months ended September 30, 2022.

Capital expenditures incurred increased approximately $56,058, or 20.07%, to $335,325 for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily attributable to differences in timing in the payment of these expenditures and capital expenditures attributable to the prior year’s budget.

Commodity Prices. The Trust’s income and monthly distributions from the Subject Interests are heavily influenced by the price of natural gas and oil. These prices may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas and oil based on market uncertainty or a variety of additional factors that are beyond the Trustee’s control. Prices for goods and services have risen over the last 12 months, and inflationary pressures have accelerated in the first three quarters of 2022, as regional and global commodity prices have risen in response to the conflict in Ukraine. The impact of ongoing or extended conflict on Hilcorp’s ability to produce from the Subject Interests or on commodity prices is unknown.

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

On January 20, 2021, President Biden signed an executive order that reversed the United States’ withdrawal from the Paris Agreement, and the United States formally rejoined the Paris Agreement on February 19, 2021. At the federal regulatory level, both the Environmental Protection Agency and the Bureau of Land Management have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry. Additionally, President Biden has issued an executive order seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden administration’s climate policies. In addition, President Biden has declared that he supports federal government efforts to limit or prohibit hydraulic fracturing and banning new leases for production of minerals on federal properties, including onshore lands. Any of these actions could require Hilcorp to increase capital expenditures for the Subject Interests, decrease demand for natural gas and oil production, or limit the Subject Interests’ ability to produce natural gas or oil production. The Trust is unable to determine what, if any, the effects of such actions will have on the Subject Interests’ ability to produce natural gas and oil and on Hilcorp’s ability to pay Royalty Income to the Trust.

Hilcorp previously informed the Trust that it does not believe that recent actions undertaken by the Biden administration to curtail future leases for natural gas and oil drilling on federally owned land will impact the Subject Interests because, as currently enacted, they do not impact current leases.

Results of Operations – for the Three and Nine Months Ended September 2022 and 2021

Royalty Income

Royalty Income consists of monthly net proceeds attributable to the Royalty. Royalty Income for the three and nine months ended September 30, 2022, and 2021 was determined as shown in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Gross proceeds from the Subject Interests:
Natural Gas	$38,125,266		$17,558,353		$95,537,859		$53,434,587
Oil	1,270,206		821,082		2,432,832		1,677,536
Other	274,130	(1)	769,567	(2)	1,369,829	(1)(3)	1,316,214	(2)(4)

Total	39,669,602		19,149,002	(5)	99,340,520		56,428,337	(5)(6)
Production Costs:
Severance tax – gas	4,740,258		2,459,722		12,129,688		6,979,245
Severance tax – oil	147,870		94,468		283,567		241,333
Lease operating expense and property tax	6,171,272		8,620,746		19,979,690		19,811,848
Capital expenditures	149,182		(105,409)		335,325		279,267

Total	11,208,582		11,069,527		32,728,270		27,311,693

Net profits	28,461,020		8,079,475		66,612,250		29,116,644
Net overriding royalty interest	75%		75%		75%		75%

Royalty Income	$21,345,765		6,059,606		$49,959,187		$21,837,483

1.	Revenue with interest related to granted audit exceptions.
2.	Estimated revenue from non-operated properties, granted audit exceptions with interest, and interest owed from the true-up of January through April 2021 production costs.
3.

Revenue of $97,895 for prior period non-operated revenue true-ups and related interest, $29,826 related to granted audit exceptions and interest, estimated revenue related to audit exceptions and interest, and from non-operated properties offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months November 2020 through October 2021.

4.

Estimated revenue from non-operated properties offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months of June through December 2018 and July through October 2020.

5.

Due to Hilcorp’s transition to a new accounting system, the May 2021 production month was based on estimated revenue and severance tax. The May production month corresponds to the Trust’s July distribution month.

6.

Due to Hilcorp’s transition to a new accounting system, the January 2021 production month was based on estimated production, actual realized prices, and estimated costs. The February, March and April production months were based on estimated production, estimated prices and estimated costs.

The Royalty Income distributed to the Trust for both the three and nine months ended September 30, 2022, was higher than that distributed during the same periods of 2021 due primarily to higher natural gas prices. The average natural gas price increased from $2.74 per Mcf for the three months ended September 30, 2021, to $6.32 per Mcf for the three months ended September 30, 2022, and the average natural gas price increased from $2.72 per Mcf for the nine months ended September 30, 2021, to $5.21 per Mcf for the nine months ended September 30, 2022. Production of natural gas from the Subject Interests decreased from 6,410,955 Mcf for the three months ended September 30, 2021, to 6,032,747 Mcf for the three months ended September 30, 2022, and decreased from 19,631,861Mcf for the nine months ended September 30, 2021, to 18,337,706 Mcf for the nine months ended September 30, 2022.

Gross Proceeds from Subject Interests. Total Gross Proceeds increased approximately $20.5 million, or 107%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, and increased approximately $43 million, or 76%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to higher natural gas prices.

Capital Expenditures. Hilcorp increased approximately $254,591, or 241.53%, from a credit of $(105,409) for the three-months ended September 30, 2021 to a cost of $149,182 for the three months ended September 30, 2022. The increase is due primarily to a credit of $171,049 received from Hilcorp in the third quarter of 2021 as a result of true-ups for capital costs for the production months of January through April 2021. Capital expenditures incurred for projects worked during the three months ended September 30, 2022 increased by 127% from $65,640 for the three months ended September 30, 2021 to $149,182 for the three months ended September 30, 2022.

Capital expenditures incurred increased approximately $56,058, or 20.07%, to $335,325 for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily attributable to differences in timing in the payment of these expenditures and capital expenditures attributable to the prior year’s budget.

As referenced above, Hilcorp provided the Trust with its 2022 capital project plan for the Subject Interests, the ( “2022 Plan”), and informed the Trust that its 2022 Plan will allocate approximately $1.5 million of the 2022 Plan’s budget towards 24 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $300,000 of the 2022 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $100,000 will be spent for permitting and Hilcorp further informed the Trust that its planned project status for 2022 is subject to revision if it revises its assumptions underlying the 2022 Plan, and that in any event actual capital costs may vary from these estimates.

Severance Taxes. Aggregate severance taxes increased approximately $2.3 million, or 91.4%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, and increased approximately $5.2 million, or 72%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in severance taxes in the three-month period is primarily attributable to higher Gross Proceeds. The increase in severance taxes in the nine-month period was primarily attributable to higher Gross Proceeds but also reflected corrections made in the first quarter of 2021 to the June 2018 through December 2018 production months, which reduced reported severance taxes for this period by $1.4 million. The corrections included the reversal of severance tax estimates and tax only adjustments associated with the Jicarilla Apache Nation. Severance taxes represented approximately 12% of Gross Proceeds for the three months ended September 30, 2022, compared to approximately 13% for the same period of 2021. Severance taxes represented approximately 13% of Gross Proceeds for the nine months ended September 30, 2022. Excluding the $1.4 million correction in the first quarter of 2021, severance taxes were approximately 13% of Gross Proceeds for the nine months ended September 30, 2021.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $2.45 million, or 28.4%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease is primarily due to decreased activity at the Subject Interests by Hilcorp. Specifically, production decreased by 420,232 MMBtu, or 5.9%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The actual lease operating expenses for the three months ended September 30, 2021 include the application of a credit received from Hilcorp of $2,991,587 as a result of true-ups for the production months of January 2021 through April 2021. Excluding the impact of these true-up credits, the reduction in the lease operating expenses for the three months ended September 30, 2022 would been $5.44 million or 46.9%.

Lease operating expenses and property taxes increased $167,842, or 0.85% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase is primarily due to increased expenses in the first quarter of 2022, which included approximately $0.5 million in non-operated lease operating expense true-ups, the payment of approximately $1.0 million for year-end salaries and bonuses for Hilcorp employees, and differences in the timing in the receipt and payment of these costs, offset by a $450,000 credit by Hilcorp to the Trust in 2021 due to the settlement of certain audit exceptions related to compressor maintenance services. The Trust and its consultants are conducting a detailed analysis of these expenses associated with the year-end salaries and bonuses for Hilcorp employees to determine if they comport with the Conveyance and other operative agreements.

Monthly lease operating expenses for the Subject Interests, including property taxes, for the three months ended September 30, 2022, averaged approximately $2.1 million, compared to $2.9 million for the three months ended September 30, 2021. Monthly lease operating expenses of the Subject Interests, including property taxes, averaged $2.2 million for both nine-month periods ended September 30, 2022, and 2021.

Distributable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Royalty income	$21,345,765	$6,059,606	$49,959,187	$21,837,483
Interest income	12,293	237	14,329	1,006

Total income	21,358,058	6,059,843	49,973,516	21,838,489
General and administrative expenses	(246,581)	(385,910)	(1,149,770)	(1,247,306)

Distributable income	$21,111,477	$5,673,933	$48,823,746	$20,591,183

Distributable income per Unit (46,608,796 Units)	$0.452950	$0.121735	$1.047521	$0.441787

Distributable Income. Distributable Income increased from $5.7 million ($0.121735 per Unit) for the three months ended September 30, 2021, to $21 million ($0.452950 per Unit) for the three months ended September 30, 2022. The increase in Distributable Income was primarily attributable to higher natural gas prices. Distributable Income increased by approximately $28.2 million, or 137%, to $48.8 million (1.047521 per Unit) for the nine months ended September 30, 2022, from $20.6 million ($0.441787 per Unit) for the nine months ended September 30, 2021. The increase in Distributable Income was primarily attributable to higher natural gas prices.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2022 were as follows:

July	$0.145185
August	0.183448
September	0.124317

Quarter Total	$0.452950

Interest Income. Interest income was higher for the three and nine months ended September 30, 2022, as compared to the same periods in 2021 due primarily to increased funds available for investment and to higher yields on short-term investments.

General & Administrative Expenses. General and administrative expenses decreased approximately 36% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, and decreased approximately 7.8% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The changes for both periods were primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

Cash Reserves. Total cash reserves were $1.0 million as of September 30, 2022. The primary purpose of the cash reserves is to have sufficient funds to cover monthly general and administrative expenses in the event that there is insufficient Royalty Income to cover such expenses. The Trustee does not anticipate any increases to the cash reserve above a level of $1.0 million in 2022, although it cannot guarantee that the Trustee will not increase such cash reserves in the future.

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

Royalty Income for the three months ended September 30, 2022, is associated with natural gas and oil production during May through July 2022 from the Subject Interests.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended September 30, 2022, and 2021 were as follows:

	For the Three Months Ended September 30,
	2022		2021
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,032,747	12,971	6,410,955	13,935
Royalty	3,660,384	9,181	2,643,866	9,266
Average Price (per Mcf/Bbl)	$6.32	$97.93	$2.74	$58.92

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the nine months ended September 30, 2022, and 2021 were as follows:

	For the Nine Months Ended September 30,
	2022		2021
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	18,337,706	27,261	19,631,861	33,396
Royalty	10,284,428	18,292	8,518,986	21,485
Average Price (per Mcf/Bbl)	$5.21	$89.24	$2.72	$50.23

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

The fluctuations in natural gas production that have occurred during the three-month period ended September 30, 2022, and 2021, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, natural gas and oil sales attributable to the Royalty are based on an allocation formula dependent on many factors, including natural gas and oil prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended September 30, 2022.

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

Information Regarding Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may involve or may concern, among other things, the amount and variability in capital expenditures by Hilcorp, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, the differences between Hilcorp’s estimated revenue and actual revenue, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “based,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “believe,” “plan,” “intend” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee and by Hilcorp, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized, or, even if substantially realized, they may not have the expected consequences to or effects on Hilcorp’s business and the Trust. Such statements are not guarantees of future performance, and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

The Trust maintains a system of internal disclosure controls and procedures that is designed to ensure that the information required to be disclosed in the Trust’s filings under the Exchange Act is recorded, processed, summarized and reported within the times specified in the SEC’s rules and forms. In its evaluation of its disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Hilcorp, the owner of the properties. Consequently, the Trust’s ability to timely and accurately disclose relevant information in its periodic reports is dependent upon Hilcorp’s timely delivery of accurate oil and gas revenue and Production Cost information and, therefore, the Royalty Income owed to the Trust.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of September 30, 2022, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended September 30, 2022, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, on March 1, 2007, and incorporated herein by reference*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference*

31	Certification required by Rule 13a-14(a), dated November 14, 2022, by Ross C. Durr, RPL, Senior Vice President, Mineral Interest Director of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated November 14, 2022, by Ross C. Durr, RPL, Senior Vice President, Mineral Interest Director of the Trustee of the Trust***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, PNC Bank, National Association, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PNC BANK, NATIONAL ASSOCIATION, AS TRUSTEE OF THE
SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Ross C. Durr
Ross C. Durr, RPL
Senior Vice President
Mineral Interest Director

Date: November 14, 2022

(The Trust has no directors or executive officers.)