Form 10-K
period 2022-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2023-03-31
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Aggregate market value of the Units held by non-affiliates of the registrant as of June 30, 2022: $404,217,149

At March 31, 2023, there were 46,608,796 Units of the registrant outstanding.

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

i

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

Proved undeveloped reserves (PUDs): Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for well recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years unless specific circumstances justify a longer time. Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Reasonable certainty: (i) If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered or (ii) if probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease. See 17 CFR 210.4-10(a)(24).

Recompleted Well: A well completed by drilling a separate well bore from an existing casing in order to reach the same reservoir or re-drilling the same well bore to reach a new reservoir.

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

The Trust is an express trust created under the laws of the State of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980, between Southland Royalty Company (“Southland”) and The Fort Worth National Bank. Effective as of September 30, 2002, the original indenture was amended and restated, and, effective as of December 12, 2007, the restated indenture was amended and restated, which we refer to as the “Indenture.” As a result of a series of mergers and other transactions, the current Trustee of the Trust is PNC Bank.

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

As of December 31, 2022, 99% of the Trust’s estimated proved reserves consisted of natural gas reserves, and 91% of the Gross Proceeds from the Subject Interests in 2022 were attributable to the production and sale of natural gas by Hilcorp as well as other proceeds. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Trust income available for distribution to the Unit Holders by the Trust and, by extension, the price of the Units. The market price paid for natural gas is seasonal because there is greater demand for natural gas used for heating purposes in the winter months and more energy requirements for air conditioning in the summer months than during the rest of the year.

The Trustee

The primary function of the Trustee is to collect the Royalty Income, to pay all expenses and charges of the Trust and to distribute the remaining available income to the Unit Holders. The Trust received approximately $79.0 million and $37.6 million in Royalty Income from Hilcorp in each of the fiscal years ended December 31, 2022 and 2021, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $77.6 million and $36 million to Unit Holders in each of the fiscal years ended December 31, 2022 and 2021, respectively. The Trust’s corpus was approximately $3.0 million and $3.7 million as of December 31, 2022 and 2021, respectively.

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

The Trustee may, in its sole discretion, establish a cash reserve for payment of Trust liabilities that are contingent or uncertain or otherwise not currently due and payable. As of December 31, 2022, the Trustee had established cash reserves of $1.0 million. The Trustee does not anticipate any increase or decrease to the cash reserves in 2023.

Cash being held by the Trustee as cash reserves or pending distribution may be placed, per the Trustee’s discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, certificates of deposit of banks having capital, surplus and undivided profits in excess of $50.0 million or money market funds that have been rated at least AAm by Standard & Poor’s and at least Aa by Moody’s, subject, in each case, to certain other qualifying conditions. Currently, such funds are placed in interest-bearing money market accounts.

The other powers and duties of the Trustee are set forth in the Indenture and include the prosecution and defense of claims by and against the Trust, the engagement of consultants and professionals and the payment of Trust liabilities. If the Trustee determines that the Trust does not have sufficient funds to pay its liabilities, the Trustee may borrow funds on behalf of the Trust, in which case no distributions will be made to Unit Holders until such borrowings are repaid in full. The Trustee may not sell or dispose of any part of the assets of the Trust without the affirmative vote from the Unit Holders of 75% of all of the Units outstanding; however, the Trustee may sell up to 1% of the value of the Royalty (as determined pursuant to the Indenture) during any 12-month period without the consent of the Unit Holders if it determines such a sale is in the best interest of the Unit Holders. The Trust does not operate the Subject Interests and is not empowered to carry on any business activity. The Trust has no employees, officers, or directors. All administrative functions of the Trust are performed by the Trustee.

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

Duration of the Trust

The Trust will terminate if (a) its gross revenue for each of two successive years is less than $1.0 million per year or, if earlier, (b) the Unit Holders of at least 75% of all of the Units outstanding vote in favor of termination. Upon termination of the Trust, the Trustee must sell the Royalty and distribute the proceeds to Unit Holders after satisfying or establishing reserves to satisfy the liabilities of the Trust.

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

Hilcorp’s interests may conflict with those of the Trust and the Unit Holders in situations involving the development, maintenance, operation, or abandonment of the Subject Interests. Hilcorp has the right to abandon any well when, in its opinion, such well ceases to produce or is not capable of producing oil and natural gas in paying quantities, even though such well is still generating revenue for the Unit Holders. Hilcorp reserves the right to not participate in operations on the Subject Interests when it has a right to do so under the applicable operating or similar agreement. Hilcorp may make decisions with respect to expenditures and decisions to allocate resources to projects in other areas that adversely affect the Subject Interests, including reducing expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future. In addition, Hilcorp is not obligated to the Trust to maintain any particular types or amounts of insurance, and insurance may not be commercially available at adequate levels to cover its operational hazards at all times during the life of the Trust. If a well is damaged, Hilcorp would have no obligation to drill a replacement well or otherwise compensate the Trust for the loss. The Trust does not have insurance or indemnification to protect against losses or delays in receiving proceeds from such events.

Hilcorp is responsible, subject to the terms of an agreement with the Trust, for marketing the production from such properties, either under existing sales contracts or under future arrangements, at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. Additionally, Hilcorp is obligated under the Conveyance to maintain books and records sufficient to determine the amounts payable to the Trustee.

Additional Information

The principal office of the Trust is located at 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056 (toll-free telephone number 866-809-4553). The Trust makes available (free of charge) its annual, quarterly, and current reports (and any amendments thereto) filed with the SEC through its website at www.sjbrt.com as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC. The Trust’s materials filed with the SEC are available at the SEC’s internet site, www.sec.gov. This site contains reports and, as applicable, proxy and information statements, and other information regarding the Trust and other issuers that file electronically with the SEC.

The Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056 (toll-free telephone number 866-809-4553, email address: sjt@pnc.com), is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT. The tax information is generally posted by the Trustee on the Trust’s website: www.sjbrt.com.

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

The Subject Interests

The Subject Interests consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. According to the information provided by Hilcorp, there were, as of December 31, 2022, 4,401 gross (825.6 net) wells on the properties underlying the Subject Interests, calculated on a well bore basis and not including multiple completions as separate wells, of which approximately 982 gross (281.6 net) wells were Multiple Completion Wells, resulting in a total of 5,456 gross (1,139.1 net) completions.

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

Coal seam natural gas constituted approximately 23.1% of our proved natural gas reserves as of December 31, 2022. The process of removing coal seam natural gas is often referred to as degasification or desorption. Millions of years ago, natural gas was generated in the process of coal formation and absorbed into the coal. Water later filled the natural fracture system. When the water is removed from the natural fracture system, reservoir pressure is lowered, and the natural gas desorbs from the coal. The desorbed natural gas then flows through the fracture system and is produced at the well bore. The volume of formation water production typically declines with time and the natural gas production may increase for a period of time before starting to decline. Typically, the volumes of natural gas produced from a Coal Seam Well decline more rapidly than those of Conventional Wells. In order to dispose of the formation water, surface facilities including pumping units are required. The price of coal seam natural gas is typically lower than the price of conventional natural gas. This is because the heating value of coal seam natural gas is much lower than that of conventional natural gas due to (i) ever increasing percentages of carbon dioxide in coal seam natural gas (carbon dioxide has no heating value), and (ii) the absence of heavier hydrocarbons such as ethanes, propanes, and butanes, which are present in conventional natural gas. Furthermore, the production costs and processing fees for coal seam natural gas are typically higher than the processing fees for conventional natural gas due to the cost of extracting the carbon dioxide.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by Hilcorp.

2023 Capital Expenditure Budget

On February 17, 2023, the Trust announced that Hilcorp had provided the Trust with its 2023 capital project plan for the Subject Interests (the “2023 Plan”), and Hilcorp has estimated its 2023 capital expenditures for the Subject Interests to be $4.4 million.

Hilcorp informed the Trust that its 2023 Plan will allocate approximately $3.7 million of the 2023 Plan’s budget toward 25 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $0.5 million of the 2023 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $0.2 million will be spent for permitting costs for potential future new drill projects. Hilcorp further informed the Trust that its planned project status for 2023 is subject to revision if Hilcorp revises its assumptions underlying the 2023 Plan, and that actual capital costs may vary from these estimates.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for each of the two years ended December 31, 2022, were as follows:

	For the year ended December 31,
	2022		2021
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	24,483,167	35,386	24,209,889	47,058
Royalty	13,971,762	23,637	11,029,493	31,323
Average Price (per Mcf/Bbl)	$5.54	$86.73	$3.20	$54.72

Production costs for natural gas and oil attributable to the Subject Interests for the two years ended December 31, 2022, were as follows:

	2022	2021
Total Production Costs (including capital expenses)	$44,279,207	$31,964,198
Average Production Costs per unit of Production	$1.8086	$1.3051
Lease Operating Expenses	$26,229,213	$22,298,269
Average Lifting Cost per unit of Production	$1.0713	$0.9104

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

Hilcorp’s sales contracts with Chevron Natural Gas (“Chevron”) and EDF Trading North America LLC (“EDF”) automatically renewed for an additional one-year term and now expire on March 31, 2024. Each of Hilcorp’s sales contracts with EDF and Chevron provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin. Hilcorp’s natural gas sales contract with New Mexico Gas Company, Inc. automatically renewed for an additional one-year term and now expires on March 31, 2024. The contract provides for the sale of certain winter-only natural gas supplies processed at the Kutz plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin.

Hilcorp contracts with Enterprise Field Services, LLC (“EFS”) for the gathering and processing of certain natural gas produced from the Subject Interests. Hilcorp’s predecessor signed an agreement with EFS which was effective November 1, 2011, for a term of 15 years. Hilcorp’s predecessor has disclosed to the Trust a summary of that agreement which the Trust has reviewed with its consultants, subject to conditions of confidentiality.

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

Oil and Natural Gas Reserves

Proved Reserves

All of the Trust’s reserves are located in the San Juan Basin. Total proved Developed and Undeveloped Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2022, were as follows:

	Proved Reserves(1)(2)
Reserves Category	Natural Gas (MMcf)	Crude Oil and Condensate (MBbls)
Developed	146,641	353
Undeveloped	—	—

Total Proved	146,641	353

(1)

Proved reserves were calculated using prices equal to the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for each of the preceding 12 months, which were $6.36 per MMBtu (Henry Hub) of natural gas and $93.67 per Bbl (West Texas Intermediate) of oil. The adjusted volume-weighted average prices over the life of the properties were $6.09 per Mcf of gas and $83.28 per Bbl of oil.

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

Estimated quantities of proved Developed Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2022 and 2021 were as follows:

	2022	2021
Natural Gas (MMcf)	146,641	84,142
Crude Oil and Condensate (MBbls)	353	234

Proved Undeveloped Reserves

Based on information provided by Hilcorp and analysis by our independent reserve engineer, there were no proved undeveloped reserves identified as of December 31, 2022 or 2021.

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

The Trust maintains internal controls and procedures applicable to reserve estimation, which are reviewed annually and updated as required, and the Trust reviews the reserve reports prepared by CG&A for reasonableness. The Trust’s internal controls and procedures regarding reserve estimates require proved reserves to be determined and disclosed in compliance with SEC definitions and guidance.

Third-Party Reserves

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust has verified the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and natural gas reserves as of December 31, 2021 and 2022 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 34 years of practice experience in petroleum engineering and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Regulation

General

Exploration for and production and sale of oil and natural gas are extensively regulated at the national, state, and local levels. These laws may govern a wide variety of matters, including allowable rates of production, transportation, marketing, pricing, well construction, water use, prevention of waste, waste disposal, pollution, and protection of the environment. These laws, regulations and orders have in the past, and may again, restrict the rate of oil and natural gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders.

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

Sales of natural gas are affected by the availability, terms, and cost of transportation. The price and terms for pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present that affect the economics of natural gas production, transportation, and sales. In addition, FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

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

Sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. The ability to transport and sell petroleum products depends on pipelines that transport such products in interstate commerce and FERC regulates the rates, terms, and conditions of service by such pipelines under the Interstate Commerce Act.

Any such price or non-price control regulations may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests.

Cyber Security

The Trust falls under PNC Bank’s Operational Risk Management Framework and cyber security program. The cyber security program is designed to identify risks to sensitive information, protect that information, detect threats and events, and maintain an appropriate response and recovery capability to help ensure resilience against information security incidents. The program includes, among other things, annual security and privacy training for all PNC Bank employees (including those assigned to the Trust) and quarterly phishing exercises to raise employee awareness. PNC Bank’s cyber security program is also regularly examined by federal regulators for compliance with financial regulations and standards. The program also establishes expectations for information asset management, system development security, identity and access management, incident management, threat and vulnerability management, security operations management and third- and fourth-party security.

Environmental Regulation

General. Activities on the Subject Interests are subject to existing stringent and complex federal, state and local laws (including case law) and regulations governing health, safety, environmental quality and pollution control. Those requirements have frequently changed, and new programs may be even more stringent. Failure to comply with applicable health, safety and environmental laws, rules and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Subject Interests.

Cleanup. Under certain environmental laws and regulations, the operators of the Subject Interests could be subject to strict, joint and several liability for the removal or remediation of property contamination, whether at a drill site or a waste disposal facility, even when the operators did not cause the contamination, or their activities were in compliance with all applicable laws at the time the actions were taken. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, for example, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons for releases into the environment of a “hazardous substance.” Liable persons may include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who arranged for the disposal of a hazardous substance at a site. Under CERCLA and similar statutes, government authorities or private parties may take actions in response to threats to the public health or the environment and sue responsible persons for the associated costs; government authorities also may direct responsible persons to implement cleanup measures. In the course of operations, the working interest owner and/or the operator of Subject Interests may have generated and may generate materials that could trigger cleanup liabilities. In addition, the Subject Interests have produced oil and/or natural gas for many years, and previous operators may have disposed or released hydrocarbons, wastes or hazardous substances at the Subject Interests. The operator of the Subject Interests or the working interest owners may be responsible for all or part of the costs to clean up any such contamination. Although the Trust is not the operator of any Subject Interests, or the owner of any working interest, its ownership of the Royalty could cause it to be responsible for all or part of such costs to the extent CERCLA, or any similar statute, imposes responsibility on such parties as “owners.”

Climate Change. Mitigating climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations, and in one of the first acts of his administration, President Biden signed an executive order to rejoin the Paris Climate Agreement, which sets out an international framework to limit the increase in global average temperature to “well below” two degrees Celsius (or less). Participating countries prepare, maintain and publish national greenhouse gas (“GHG”) reduction targets. Accordingly, the Biden administration has set ambitious domestic targets for curbing climate change, such as making the U.S. power sector climate neutral by 2035 and achieving a net-zero emissions economy by 2050.

The Inflation Reduction Act (“IRA”) was signed into law in August 2022 and contains many provisions that address climate change by creating incentives to use alternative fuels and sources of energy. The Biden administration expects the IRA to reduce U.S. GHG emissions by approximately 40% by 2030 compared with 2005 levels and put the United States on course for a net-zero economy by 2050. The Methane Emissions Reduction Program in the IRA (Sec. 60113) gives the Environmental Protection Agency (“EPA”) the ability to impose charges on methane emitted by certain oil and gas companies. The charges will start in 2024 and apply to facilities that emit over 25,000 metric tons of carbon dioxide equivalent unless exemptions are available. The impact such regulation may have on the amount of Royalty and Royalty Income paid to the Trust by Hilcorp or subsequent operators of the Subject Interests is difficult to predict.

In addition, federal agencies are building upon their existing programs to impose new climate controls. In 2009, EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding GHG pollution threatens the public health and welfare of future generations. And EPA has required annual reporting of greenhouse gases for persons operating certain types of industrial facilities, including oil and natural gas production, transmission and storage operations that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The data collected through the reporting rules has helped to provide a basis for promulgating greenhouse gas emission limits.

A number of those rules have addressed emissions from the oil and gas industry. On August 16, 2012, for example, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for sources of oil and natural gas production, and an air toxics standard for sources of natural gas transmission and storage. That rule generally required all hydraulically fractured or refractured natural gas wells to be completed using so-called “green completion” technology, which significantly reduces VOC emissions. Limiting those emissions of VOCs has the co-benefit of also limiting methane, a greenhouse gas. These regulations, referred to as New Source Performance Standards (“NSPS”) Subpart OOOO, also apply to storage tanks and other equipment in the affected oil and natural gas industry segments. In May 2016, EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane, VOCs and other emissions from new and existing sources in the oil and natural gas sector. Among other things, these rules applied green completion requirements to newly fractured and re-fractured oil wells. Rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues. In 2022, EPA proposed new rules for oil and gas sources that would (i) ensure all wells are routinely monitored for leaks, (ii) encourage use of innovative and advanced monitoring, (iii) impose strengthened emission standards for certain equipment, and (iv) require states to reduce methane emissions from existing sources. The ultimate scope of these regulations remains uncertain; however, any resulting increase in production costs may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests.

The oil and gas industry also is likely to be indirectly affected by EPA rulemakings covering other industry sectors. For example, in 2015 EPA promulgated its Clean Power Plan, which imposed greenhouse gas emissions limits on U.S. power plants. In the Trump Administration, EPA replaced the Clean Power Plan with the Affordable Clean Energy rule, which interpreted the Clean Air Act as limiting the scope of the federal government’s authority to establishing only source-specific (or “inside the fence line”) emissions reduction requirements for coal-fired power plants. The D.C. Circuit vacated the Affordable Clean Energy rule, but the Supreme Court reversed the vacatur and ruled the Clean Power Plan was invalid. EPA has indicated that it has started work to replace the Affordable Clean Energy rule with new standards governing emissions from fossil-fuel-fired power plants. EPA under President Biden’s administration therefore will have a further opportunity to adopt more stringent limits on GHG emissions and incentivize alternative energy sources. Adoption of any such requirements could reduce demand for oil and gas generally, including oil and natural gas produced from the Subject Interests, and could increase the cost of operations of the Subject Interests, which could result in a loss of reserves or revenues to the Trust. The impact such regulation may have on the amount of Royalty and Royalty Income paid to the Trust by Hilcorp or subsequent operators of the Subject Interests is difficult to predict.

The cumulative effect of the various climate change measures is likewise uncertain. Due to factors such as environmental concerns and increased competition from renewables, the International Energy Agency (“IEA”) estimates that natural gas demand in established markets such as the U.S. and the European Union will begin to deteriorate by the mid-2020s, and oil demand will plateau after 2030. Notwithstanding potential risks related to climate change, the IEA estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.

Certain Tax Considerations

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit Holder. As a result of the Tax Reform Act of 1986, royalty income such as that derived through the Trust will generally be treated as portfolio income that may not be offset or reduced by passive losses.

The Trustee has been informed that the New Mexico Oil and Gas Proceeds and Pass-Through Entity Withholding Tax Act (the “Withholding Tax Act”) requires remitters who pay certain oil and natural gas proceeds from production on New Mexico wells to withhold income taxes from such proceeds in the case of certain nonresident recipients. The Trustee, on advice of New Mexico counsel, has observed that “net profits interests” (such as the Royalty) and other types of interests (the extent of which cannot be determined with respect to a specific share of the oil and natural gas production), as well as amounts deducted from payments that are for expenses related to oil and natural gas production, are excluded from the withholding requirements of the Withholding Tax Act. Unit Holders should consult with their individual tax advisors regarding the applicability of the Withholding Tax Act and other tax matters to distributions received from the Trust by a Unit Holder.

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

Unit Holders

According to the records of our transfer agent, as of March 21, 2023, there were 46,608,796 Units outstanding held by 779 Unit Holders of record. The actual number of Unit Holders is greater than these numbers of Unit Holders of record and includes Unit Holders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of Unit Holders of record also does not include Unit Holders whose Units may be held in trust by other entities.

Equity Compensation Plans

The Trust has no directors, executive officers, or employees. Accordingly, the Trust does not maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed herein under Part II, Item 9A (Controls and Procedures), due to the pass-through nature of the Trust, Hilcorp is the primary source of the information disclosed in this Annual Report on Form 10-K and the other periodic reports filed by the Trust with the SEC. Although the Trustee receives periodic updates from Hilcorp regarding activities which may relate to the Trust, the Trust’s ability to timely report certain information required to be disclosed in the Trust’s periodic reports is dependent on Hilcorp’s timely and accurate delivery of the information to the Trust.

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

The amount of Gross Proceeds attributable to the Subject Interests depends on prevailing natural gas prices and, to a lesser extent, crude oil prices. As a result, commodity prices affect the amount of Royalty Income available for distribution to the Unit Holders. During 2022, the price of natural gas Gross Proceeds for production from the Subject Interests increased from an average price for natural gas of $3.20 per Mcf in 2021 to $5.54 per Mcf in 2022. The price for oil Gross Proceeds increased from an average price of $54.72 per Bbl in 2021 to $86.73 per Bbl in 2022.

The amount of Gross Proceeds depends on the volumes of natural gas and oil produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new natural gas and oil assets, and, as a result, Royalty Income is dependent on the natural gas and oil volumes attributable to the Subject Interests. Although Hilcorp and other operators of the Subject Interests may conduct drilling operations or well recompletions in the near term, the Subject Interests are depleting assets; Hilcorp has informed the Trust that it is unable to estimate the productive life of the Subject Interests. The reduction in proved reserve quantities is a common measure of depletion. Hilcorp’s (or a future operator’s) capital investments in the Subject Interests will affect the quantity of proved reserves and can offset any reduction in proved reserves. Lower commodity prices may also cause Hilcorp to reduce drilling operations, workover, and/or recompletions, thus reducing the volume of natural gas and oil produced from the Subject Interests. Hilcorp did not conduct any new drill projects within the Subject Interests in 2022 or 2021; however, it did conduct eight recompletions and workovers in 2022.

On February 17, 2023, the Trust announced that Hilcorp had provided the Trust with its 2023 capital project plan for the Subject Interests (the “2023 Plan”), and Hilcorp has estimated its 2023 capital expenditures for the Subject Interests to be $4.4 million.

Hilcorp informed the Trust that its 2023 Plan will allocate approximately $3.7 million of the 2023 Plan’s budget toward 25 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $0.5 million of the 2023 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $0.2 million will be spent for permitting costs for potential future new drill projects. Hilcorp further informed the Trust that its planned project status for 2023 is subject to revision if Hilcorp revises its assumptions underlying the 2023 Plan, in which event the actual capital costs may vary from these estimates.

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

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. Total cash reserves were $1.0 million as of December 31, 2021 and 2022. The Trustee does not anticipate any increase or decrease to the cash reserves in 2023.

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

Hilcorp has informed the Trust that it completed the transition to its new accounting system and began to report actual, not estimated, revenue and expenses for operated wells beginning with the June 2021 production month (August 2021 reporting month) and that it has reversed and rebooked revenue for certain prior periods. The true-ups of revenues for non-operated properties for the 2021 distribution periods were completed in the February and March 2022 reporting months. In 2022, Hilcorp made total actualizations and other adjustments resulting in $10,951,453 additional Royalty Income paid to the Trust. Of this amount, $1,391,619 was revenue related to prior period non-operated property true-ups, revenue for granted audit exceptions, and interest, and $9,559,834 associated with Hilcorp process reviews and adjustments. Hilcorp has continued to inform the Trustee that it has implemented additional controls to enhance the reporting process to reduce the need for future corrections. As of December 31, 2022, Hilcorp has informed the Trust that it believes that all prior month actualizations have occurred, and it does not expect to need to report any further actualizations in future distribution reports.

However, the Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analysis of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by our professional consultants and outside counsel to ensure full compliance with all the underlying operative Trust agreements and evaluating all available potential remedies in the event there is evidence of non-compliance.

Results of Operations

Royalty Income consists of 75% of the monthly Net proceeds attributable to the Royalty. Royalty Income for the two years ended December 31, 2022, was determined as shown in the following table:

	For the years ended December 31,
	2022		2021
Gross Proceeds from the Subject Interests:
Natural Gas	$135,603,914		$77,443,286
Oil	3,069,153		2,575,053
Other	10,951,453	(1)	2,110,676	(2)

Total	149,624,520		82,129,015

Production Costs:
Severance tax – natural gas	16,712,086		8,934,773
Severance tax – oil	353,559		265,340
Lease operating expense and property tax	26,229,213		22,450,645
Capital expenditures	984,349		313,440

Total	44,279,207		31,964,198

Net profits	105,345,313		50,164,817
Net overriding royalty interest	75%		75%

Royalty Income	$79,008,985		$37,623,612

(1)

Revenue and estimated revenue related to audit exceptions with interest, revenue from prior period non-operated revenue true-ups and related interest, revenue from non-operated properties offset by Hilcorp’s true-ups, adjustments of non-operated revenue for the production months November 2020 through October 2021, and revenue and interest related to a corrections associated with Hilcorp’s process reviews.

(2)

Estimated revenue from non-operated properties and granted audit exceptions with interest as a result of the 2019 audit, offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months of June through December 2018 and July through October 2020.

Gross Proceeds from Subject Interests. Gross Proceeds increased $67.5 million, or 82%, to $149.6 million for the year ended December 31, 2022, as compared to $82.1 million for the year ended December 31, 2021. The increase was due primarily to increased natural gas prices.

Capital Expenditures. The capital expenditures reported by Hilcorp for 2022 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Net Proceeds in the month they accrue, and projects within a given year’s budget often extend into subsequent years. With respect to any wells operated by third parties other than Hilcorp, Hilcorp’s share, if any, of capital expenditures for the year ended December 31, 2022, may not be paid until 2023 or later. For a summary of Hilcorp’s planned 2023 capital expenditures, see Liquidity and Capital Resources.

Capital expenditures increased approximately $0.7 million, or 214%, to $1.0 million for the year ended December 31, 2022, as compared to $0.3 million for the year ended December 31, 2021. Hilcorp allocated its 2022 capital spending primarily toward well recompletions and workovers, facilities projects related to natural gas compression, and for permitting and surveying costs for future news drill projects. Hilcorp did not conduct any new drill projects within the Subject Interests in 2022.

Severance Taxes. Aggregate severance taxes increased $7.9 million, or 86%, to $17.1 million for the year ended December 31, 2022, as compared to $9.2 million for the year ended December 31, 2021. The increase was primarily attributable to higher revenue in 2022.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $3.8 million, or 17%, to $26.2 million for the year ended December 31, 2022, as compared to $22.5 million for the year ended December 31, 2021. Monthly operating expenses of the Subject Interests, including property taxes, in 2022 averaged approximately $2.2 million, compared to $1.9 million in 2021. The increase is primarily due to increased expenses in the first quarter of 2022, which included approximately $0.5 million in non-operated lease operating expense true-ups, the payment of approximately $1.0 million for year-end salaries and bonuses for Hilcorp employees, and differences in the timing in the receipt and payment of these The Trust and its consultants are conducting a detailed analysis of these expenses associated with the 2021 year-end salaries and bonuses for Hilcorp employees to determine if they comport with the Conveyance and other operative agreements.

Distributable Income

	For the years ended December 31,
	2022	2021
Royalty Income	$79,008,985	$37,623,612
Interest Income	57,186	1,150

Total Income	79,066,171	37,624,762
Expenditures – General and Administrative	1,466,718	1,654,674

Distributable Income	$77,599,453	$35,970,088

Distributable Income per Unit (46,608,796 Units)	$1.664908	$0.771744

Distributable Income increased $41.6 million, or 116%, to $77.6 million ($1.664908 per Unit) for the year ended December 31, 2022, as compared to $36 million ($0.771744 per Unit) for the year ended December 31, 2021. The increase in Distributable Income from 2021 to 2022 was primarily attributable to higher natural gas prices, which resulted in increased Royalty Income in 2022.

Interest Income. Interest Income in 2022 increased as compared to 2021 due to an increase in funds available for investment and to higher yields on short-term investments.

General & Administrative Expenses. General and administrative expenses decreased $0.2 million, or 11%, to $1.5 million for the year ended December 31, 2022, as compared to $1.7 million for the year ended December 31, 2021. The decrease was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

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

In the event the Trust does not receive sufficient net cash payments from Hilcorp, the Trust believes it has sufficient capacity to draw upon the cash reserve amount or borrow funds against the Royalty to cover the Trust’s operating expenses for the following 12-month period.

Cash Reserves. Total cash reserves have not changed year over year as total cash reserves were $1.0 million as of December 31, 2021 and 2022. The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. The Trustee does not anticipate increasing or decreasing the established amount of cash reserves in 2023, although it cannot predict whether it will need to utilize some portion of those cash reserves during 2023.

2023 Capital Expenditure Budget

On February 17, 2023, the Trust announced that Hilcorp had provided the Trust with its 2023 capital project plan for the Subject Interests (the “2023 Plan”), and Hilcorp has estimated its 2023 capital expenditures for the Subject Interests to be $4.4 million.

Hilcorp informed the Trust that its 2023 Plan will allocate approximately $3.7 million of the 2023 Plan’s budget toward 25 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $0.5 million of the 2023 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $0.2 million will be spent for permitting costs for potential future new drill projects. Hilcorp further informed the Trust that its planned project status for 2023 is subject to revision if Hilcorp revises its assumptions underlying the 2023 Plan, and that actual capital costs may vary from these estimates.

Contractual Obligations

As of December 31, 2022, the Trust had no obligations or commitments to make future contractual payments other than the trustee fee payable to the Trustee. Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100.0 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were $90,815 and $127,000 for the years ended December 31, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, see Item 8. Financial Statements and Supplementary Data, Note 3.

Results of the 4th Quarters of 2022 and 2021

For the three months ended December 31, 2022, Distributable Income increased to $28.8 million ($0.617388 per Unit), or 87%, as compared to $15.4 million ($0.329957 per Unit) for the three months ended December 31, 2021.

The increase in Distributable Income in the fourth quarter of 2022 compared to the fourth quarter of 2021 was primarily attributed to increased revenue from sales of natural gas and oil and certain adjustment payments received from Hilcorp as discussed below.

In the October 2022 reporting month, the Trust received $ $10,078,805 in other revenues and interest related to adjustments associated with Hilcorp process reviews. In the December 2022 reporting month, other revenue was reduced by $497,181 to correct the prior month’s settlement differences and related interest. Hilcorp has informed the Trustee that it has implemented additional controls to enhance the reporting process and reduce the need for future corrections.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2022 and 2021 were as follows:

	Three months ended December 31,
	2022	2021
Subject Interests
Gas — Mcf	6,145,461	4,578,028
Mcf per Day	66,798	49,761
Average Gross Proceeds Price (per Mcf)	$6.52	$5.24
Oil — Bbls	8,125	13,661
Bbls per Day	88	148
Average Gross Proceeds Price (per Bbl)	$78.32	$65.70
Attributable to the Royalty
Gas — Mcf	3,687,334	2,510,507
Oil — Bbls	5,345	9,838

The average price of gas increased in the fourth quarter of 2022 compared to the same period of 2021 by $1.28 per Mcf. The average price per barrel of oil during the fourth quarter of 2022 was $12.62 higher than the price during the fourth quarter of 2021.

Capital costs for the fourth quarter of 2022 totaled approximately $0.7 million as compared to approximately $300,000 in the fourth quarter of 2021. The increased capital costs in the fourth quarter of 2022 were primarily due to increased spending due to increased production.

Lease operating expenses and property taxes for the fourth quarter of 2022 averaged $2.1 million per month compared to $0.9 million per month in the fourth quarter of 2021. Lease operating expenses and property taxes were higher in the fourth quarter of 2022 than for the fourth quarter of 2021 due primarily to the 2021 receipt from and application by Hilcorp of an approximately $2.0 million credit toward prior operating costs.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2022 and 2021 were as follows:

	Three months ended December 31,
	2022	2021
October	0.349121	0.067705
November	0.171971	0.149811
December	0.096295	0.112441

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Hilcorp has informed the Trust that it does not believe that actions undertaken by President Biden’s administration to curtail future leases for natural gas and oil drilling on federally-owned land will impact the Subject Interests because, at the present time, they do not impact current leases.

On January 20, 2021, President Biden signed an executive order that reversed the United States’ withdrawal from the Paris Agreement, and the United States formally rejoined the Paris Agreement on February 19, 2021. At the federal regulatory level, both the EPA and the Bureau of Land Management (“BLM”) have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry. Additionally, President Biden has issued an executive order seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. In addition, President Biden has declared that he supports federal government efforts to limit or prohibit hydraulic fracturing and banning new leases for production of minerals on federal properties, including onshore lands. Any of these actions could require Hilcorp to increase capital expenditures for the Subject Interests, decrease demand for natural gas and oil production, or limit the Subject Interests’ ability to produce natural gas or oil production. The Trust is unable to determine what, if any, the effects of such actions will have on the Subject Interests’ ability to produce natural gas and oil, and Hilcorp’s ability to pay Royalty Income to the Trust.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

PNC Bank, National Association, Trustee

San Juan Basin Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of San Juan Basin Royalty Trust (“the Trust”) as of December 31, 2022 and 2021, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of San Juan Basin Royalty Trust as of December 31, 2022 and 2021, and its distributable income and changes in trust corpus for the years then ended, on the basis of accounting described in Note 3 to the financial statements.

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

WEAVER AND TIDWELL, L.L.P.

We have served as San Juan Basin Royalty Trust’s auditor since 2001.

Austin, Texas

March 31, 2023

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

	2022	2021
Assets
Cash and Short-Term Investments	$5,488,194	$6,240,726
Net Overriding Royalty Interests in Producing Oil and Gas Properties – Net	2,968,707	3,690,847

TOTAL	$8,456,901	$9,931,573

	2022	2021
Liabilities & Trust Corpus
Distribution Payable to Unit Holders	$4,488,194	$5,240,726
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 46,608,796 Units of Beneficial Interest Authorized and Outstanding	2,968,707	3,690,847

TOTAL	$8,456,901	$9,931,573

Statements of Distributable Income

December 31, 2022 and 2021

	2022	2021
Royalty Income	$79,008,985	$37,623,612
Interest Income	57,186	1,150

Total Income	79,066,171	37,624,762
Expenditures – General and Administrative	1,466,718	1,654,674

Distributable Income	$77,599,453	$35,970,088

Distributable Income per Unit (46,608,796 Units)	$1.664908	$0.771744

Statements of Changes in Trust Corpus

December 31, 2022 and 2021

	2022	2021
Trust Corpus, Beginning of Period	$3,690,847	$5,123,834
Amortization of Net Overriding Royalty Interest	(722,140)	(1,432,987)

Distributable Income	77,599,453	35,970,088
Distributions Declared	(77,599,453)	(35,970,088)

Trust Corpus, End of Period	$2,968,707	$3,690,847

Distributable Income per Unit (46,608,796 Units)	$1.664908	$0.771744

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Notes to Financial Statements

1.	Trust Organization and Provisions

The Trust was established on November 1, 1980. Southland conveyed to the Trust the Royalty that burdens the Subject Interests in properties located in the San Juan Basin. Subsequent to the Conveyance of the Royalty, through a series of sales, assignments and mergers, Southland’s successor became Hilcorp, which acquired the Subject Interests from Burlington on July 31, 2017. Burlington is an indirect wholly-owned subsidiary of ConocoPhillips. Through an acquisition completed on March 24, 2006, Compass Bank succeeded TexasBank as “Trustee” (herein so called) of the Trust. On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and became a wholly-owned subsidiary of BBVA. Effective June 10, 2019, Compass Bank changed its name to BBVA USA. On June 1, 2021, The PNC Financial Services Group, Inc. (“PNC”) announced that it had completed the purchase of BBVA USA Bancshares, Inc., a financial holding company, including its U.S. banking subsidiary, BBVA USA, an Alabama-chartered bank and trustee of the Trust (“BBVA USA”). On October 8, 2021, PNC Bank, an indirect wholly-owned subsidiary of PNC, succeeded BBVA USA as the trustee of the Trust following BBVA USA’s merger with and into PNC Bank.

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

•

The Trustee may sell up to one percent (1%) of the value (based on prior year engineering reports) of the Royalty in any 12-month period, but otherwise may not sell all or any part of the Royalty unless approved by holders of 75% of all Units outstanding. In either case, the sale must be for cash and the proceeds promptly distributed;

•	The Trustee may establish a cash reserve for the payment of any liability which is contingent or uncertain in amount;

•	The Trustee is authorized to borrow funds to pay liabilities of the Trust;

•	The Trustee will make monthly cash distributions to Unit Holders (see Note 2); and

•

The Trust will generally terminate upon the first to occur of the following events: (i) at such time as the Trust’s gross revenue for each of two successive years is less than $1.0 million per year or (ii) the Unit Holders of at least 75% of all of the Units outstanding vote in favor of termination.

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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2022 and 2021 were $130,306,821 and $129,584,681, respectively.

3.	Basis of Accounting

The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

•

The Royalty Income recorded for a month is the amount computed and paid by the owner of the Subject Interests, Hilcorp, the present owner of the Subject Interests, to the Trustee for the Trust. Royalty Income consists of the Net Proceeds generated by Hilcorp, multiplied by 75%. The calculation of Net Proceeds by Hilcorp for any month includes true-ups and adjustments to Net Proceeds for prior months and impacts the Royalty Income paid to the Trust and the distribution to Unit Holders for that month.

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

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and recorded as a reduction of trust corpus. There was no impairment of the assets as of December 31, 2022 or 2021.

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

The Trust is a WHFIT classified as a NMWHFIT for federal income tax purposes. The Trustee is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of December 31, 2022, the Trust’s tax years 2019 and thereafter remain subject to examination.

5.	Certain Contracts

As part of the transition from Burlington to Hilcorp, Hilcorp has assumed, or been assigned, all the natural gas purchase, gathering and processing contracts affecting the Subject Interests. Natural gas produced from the Subject Interests is processed at the following sites: Chaco, Val Verde, Milagro, Ignacio or Kutz plants, all located in the San Juan Basin. Hilcorp sells natural gas produced from the Subject Interests under various contracts. The Trust is not a party to any of the purchase, gathering or processing contracts, and thus the Trust has limited knowledge over the terms of the various contracts and lacks the ability to influence such terms. As part of the 1996 settlement of litigation filed by the Trustee in 1992 against Burlington and Southland, the Trustee and Burlington established a formal protocol pursuant to which compliance auditors, retained by the Trustee, have access to Burlington and its successors’ books and records, which protocol has been adopted by Hilcorp.

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

Hilcorp’s 2022 capital expenditures plan for the Subject Interests estimated capital expenditures of $1.9 million for well recompletions and workovers, for facility projects primarily related to natural gas compression, and for permitting and surveying costs for future new drill projects. Actual capital expenditures of approximately $1.0 million were included in calculating royalty income paid to the Trust in calendar year 2022.

Hilcorp estimated its 2021 capital expenditure budget at $0.3 million. Actual capital expenditures of approximately $0.3 million were included in calculating royalty income paid to the Trust in calendar year 2021.

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

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2019, to December 31, 2022:

	Crude Oil and Condensate (MBbls)	Natural Gas (MMcf)
Reserves as of December 31, 2019	172	49,334
Revisions of previous estimates	3	(7,773)
Extensions, discoveries and other additions	—	—
Production	(28)	(3,558)

Reserves as of December 31, 2020	147	38,003
Revisions of previous estimates	116	56,309
Extensions, discoveries and other additions	2	859
Production	(31)	(11,029)

Reserves as of December 31, 2021	234	84,142
Revisions of previous estimates	141	75,085
Extensions, discoveries and other additions	2	1,386
Production	(24)	(13,972)

Reserves as of December 31, 2022	353	146,641

Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure of discounted future net cash flows related to the Trust’s total proved natural gas and oil reserve quantities. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10%. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted New York Mercantile Exchange prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and natural gas reserves or the costs that would be incurred to acquire equivalent reserves. A market value determination would require the analysis of additional parameters.

	December 31,
	2022	2021
	(in thousands)
Future cash inflows	$939,104	$278,614
Future costs	(109,968)	(31,683)
Future net cash flows	$829,136	$246,931
Discount of future net cash flows at 10%	(432,251)	(112,704)

Standardized measure of discounted future net cash flows	$396,885	$134,227

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

The 2022 and 2021 changes in the standardized measure of discounted future net cash flows related to future Royalty Income from proved reserves are as follows:

	2022	2021
	(in thousands)
Balance, January 1	$134,227	$32,644
Revisions of prior-year estimates, change in prices and other	326,027	134,975
Extensions, discoveries and other additions	2,217	968_
Accretion of discount	13,423	3,264
Royalty Income	(79,009)	37,624

Balance, December 31	$396,885	$134,227

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

For 2022, $6.09 per Mcf of natural gas and $83.28 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $6.36 per MMBtu of Henry Hub natural gas and $93.67 per Bbl of West Texas Intermediate oil. The increase in reserve quantities for 2022 is due primarily to higher natural gas prices.

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

10. Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2022 and 2021 (in thousands, except per unit amounts):

2022	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$14,890	$14,369	$0.308294
Second Quarter	13,723	13,343	0.286277
Third Quarter	21,346	21,111	0.452950
Fourth Quarter	29,050	28,776	0.617387

Total	$79,009	$77,599	$1.664908

2021	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$8,212	$7,751	$0.166304
Second Quarter	7,566	7,166	0.153748
Third Quarter	6,060	5,674	0.121735
Fourth Quarter	15,786	15,379	0.329957

Total	$37,624	$35,970	$0.771744

11. Commitments and Contingencies

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit Holders.

Covid-19 Pandemic. The Trust continues to request periodic updates from Hilcorp as to its production and financial expectations with respect to the Subject Interests due to any effects caused by the Covid-19 pandemic and the recent fluctuations in oil and gas pricing. Hilcorp informed the Trust it does not anticipate that the current state of the Covid-19 pandemic will have any material impact on its operation of the Subject Interests or on its payments of Royalty Income to the Trust and it does not have anything else to specifically to comment on regarding the Covid-19 pandemic.

Geo-Political Uncertainties. Prices for goods and services have risen during 2022, and inflationary pressures have accelerated during 2022, as regional and global commodity prices have risen in response to the conflict in Ukraine. Hilcorp informed the Trust that it does not have anything specifically to comment on regarding the war in Ukraine.

Gross Proceeds and Production Cost Estimates. Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) were still occurring and being reported in 2021 and 2022. At the beginning of 2021, Hilcorp informed the Trust that it planned to refine further its estimating and reporting processes and that Hilcorp would review prior periods to ensure greater accuracy and consistency, both for prior periods as well as future reporting periods. As part of that review process, Hilcorpho informed the Trust that it may reverse and rebook revenue for certain periods. Thus, distributions to the Trust from Hilcorp in certain months during 2021 and 2022 were subject to adjustments based upon prior months’ true-ups and rebooking, plus interest.

Hilcorp informed the Trust that it completed the transition to its new accounting system and began to report actual, not estimated, revenue and expenses for operated wells beginning with the June 2021 production month (August 2021 reporting month) and that it has reversed and rebooked revenue for certain prior periods. The true-ups of revenues for non-operated properties for the 2021 distribution periods were completed in the February and March 2022 reporting months. In 2022, Hilcorp made total actualizations and other adjustments resulting in $10,951,453 additional Royalty Income paid to the Trust. Of this amount, $1,391,619 was for prior period non-operated true-ups and revenue for granted audit exceptions and interest, and $9,559,834 was related to adjustments associated with Hilcorp process reviews and adjustments. Hilcorp has informed the Trustee that it has implemented additional controls to enhance the reporting process and reduce the need for future corrections. As of December 31, 2022, Hilcorp has informed the Trust that it believes that all prior month actualizations have occurred, and does not expect to need to report any further actualizations in future distribution reports.

However, the Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analysis of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by our professional consultants and outside counsel to ensure full compliance with all the underlying operative Trust agreements and evaluating all available potential remedies in the event there is evidence of non-compliance.

12. Subsequent Events

Since January 1, 2023, the Trust has announced the following three monthly cash distributions to the holders of its Units:

•

On January 20, 2023, the Trust announced a cash distribution of $5,231,814.43 or $0.112250 per Unit, based primarily upon production during the month of November 2022, that was subsequently paid on February 14, 2023.

•

On February 17, 2023, the Trust announced a cash distribution of $11,644,396.06 or $0.249833 per Unit, based primarily upon production during the month of December 2022, that was subsequently paid on March 14, 2023.

•	On March 21, 2023, the Trust announced a cash distribution of $19,095,065.72 or $0.409688 per Unit, based primarily upon production during the month of January 2023, payable on April 14, 2023.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Hilcorp’s process of reconciling actual revenue and severance taxes to previously reported estimates (which the Trust refers to as “true-ups”) during fiscal years 2018 and 2020 were still occurring and being reported in 2021 and 2022. Hilcorp has informed the Trust that it continues to refine further its estimating and reporting processes. As part of that review process, Hilcorp informed the Trust that it would reverse and rebook revenue for certain prior periods. Thus, distributions to the Trust from Hilcorp in any given month may be subject to adjustments for the reversal and rebooking of prior months’ revenue, plus interest. As of December 31, 2022, Hilcorp has informed the Trust that it believes that all prior month actualizations have occurred, and it does not expect to need to report any further actualizations in future distribution reports.

However, the Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analysis of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by our professional consultants and outside counsel to ensure full compliance with all the underlying operative Trust agreements and evaluating all available potential remedies in the event there is evidence of non-compliance.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of December 31, 2022, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended December 31, 2022, there were no changes to the Trust’s internal controls over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

As of December 31, 2022, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2022, based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trust is managed by a corporate trustee and has no directors, executive officers or employees. Accordingly, the Trust does not have an audit committee, audit committee financial expert, nominating committee or a code of ethics applicable to executive officers. The Trustee has adopted a policy regarding standards of conduct and conflicts of interest applicable to all directors, officers and employees of the Trustee. The Trustee is a corporate trustee that may be removed, with or without cause, at a meeting of the Unit Holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

Delinquent Section 16(a) Reports

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions that occurred in 2022.

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

Security Ownership of Certain Beneficial Owners

None.

Security Ownership of Trustee

PNC Bank serves as agent and custodian for certain customer accounts. As of March 31, 2022, PNC Bank could be deemed to beneficially own 40,000 Units related to these accounts, or less than 1% of the outstanding Units. PNC Bank has no voting or disposal power over the 40,000 Units. PNC Bank does not have a pecuniary interest in any of these Units.

Changes in Control

The Trustee knows of no arrangement, including any pledge by any person of Units of the Trust, the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust has no directors or executive officers; therefore, no determination has been made relative to director independence. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2022, and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2022 and 2021 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2022	2021
Audit Fees	$73,712	$76,350
Audit-Related Fees	-0-	-0-
Tax Fees	0	345
All Other Fees	-0-	-0-

Total	$73,712	$76,875

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

The Trust has no directors or executive officers. Accordingly, the Trust does not have an audit committee, and there are no audit committee pre-approval policies or procedures relating to services provided by the Trust’s independent accountants. Pursuant to the terms of the Indenture, the Trustee engages and approves all services rendered by the Trust’s independent accountants.

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

Exhibits

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, incorporated herein by reference*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, incorporated herein by reference*

4(d)	Description of San Juan Basin Royalty Trust’s Securities, filed as Exhibit 4(d) to the Trust’s Annual Report on Form 10-K file with the SEC for the year ended December 31, 2019, incorporated herein by reference*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer**

31	Certification required by Rule 13a-14(a), dated March 31, 2023, by Ross C. Durr, Senior Vice President and Mineral Interest Director of PNC Bank, the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated March 31, 2023, by Ross C. Durr, Senior Vice President and Mineral Interest Director of PNC Bank, on behalf of PNC Bank, the Trustee of the Trust***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 3, 2023**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, PNC Bank, National Association, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PNC BANK, NATIONAL ASSOCIATION, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Ross C. Durr
Name:	Ross C. Durr
Title:	Senior Vice President and Mineral Interest Director

Date: March 31, 2023

(The Trust has no directors or executive officers)