Form 10-Q
period 2023-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2023-05-15
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2023

or

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

Number of Units of beneficial interest outstanding at May 15, 2023: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$20,095,066	$5,488,194
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,417,436 and $130,306,821 at March 31, 2023 and December 31, 2022, respectively)	2,858,092	2,968,707

	$22,953,158	$8,456,901

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$19,095,066	$4,488,194
Cash reserves	1,000,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	2,858,092	2,968,707

	$22,953,158	$8,456,901

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Royalty income	$36,416,704	$14,890,491
Interest income	36,936	207

Total income	36,453,640	14,890,698
General and administrative expenses	(482,364)	(521,471)

Distributable income	$35,971,276	$14,369,227

Distributable Income per Unit (46,608,796 Units)	$0.771771	$0.308294

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Trust corpus, beginning of period	$2,968,707	$3,690,847
Amortization of net overriding royalty interest	(110,615)	(254,027)
Distributable income	35,971,276	14,369,227
Distributions declared	(35,971,276)	(14,369,227)

Trust corpus, end of period	$2,858,092	$3,436,820

Distributions declared (per Unit)	$0.771771	$0.308294

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Condensed Financial Statements included herein.

1. Basis of Presentation

The preceding condensed statement of assets, liabilities and trust corpus as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of PNC Bank, National Association, the trustee of the Trust (“PNC Bank” or the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests (the “Subject Interests”) originally owned by Southland Royalty Company (“Southland”) in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2023, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2023 and 2022. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

•

Hilcorp has notified the Trust that non-operated revenue is reported to the Trust based on a three-month lag from operated revenues. Non-operated revenue for a calendar year is typically based on the actual natural gas and oil production during the period beginning with August of the preceding calendar year through July of the current calendar year.

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

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for liabilities and contingencies, which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid, instead of when incurred; and amortization of the Royalty is calculated on a unit-of-production basis and is charged directly to the Trust corpus instead of as an expense. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received, or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements. This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to the Trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of March 31, 2023.

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

The Trustee is of the opinion that the material tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions would more likely than not be sustained by examination. As of March 31, 2023, the Trust’s tax years 2019 and thereafter remain subject to examination.

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

Gross Proceeds and Production Cost Estimates. In January 2023, Hilcorp notified the Trust that the accounting project begun in 2021 to review the production volume allocations for 2017 through 2020 had been completed. These reallocations affected the volumes for many of the Trust properties and may result in revisions to revenues and severance taxes; adjustments will be forthcoming. On February 17, 2023, Hilcorp presented initial proposed adjustments for 2017 revenues, but these adjustments are still under review by the Trustee and Hilcorp. The 2017 adjustments may result in additional revenues to the Trust. Upon completion of the final adjustments for 2017 revenues, proposed adjustments for subsequent years will be presented by Hilcorp.

Hilcorp began transitioning to a new accounting system effective with January 2021 production (March 2021 reporting month), and it initially reported estimated revenues and severance taxes on the distributions to the Trust. Hilcorp informed the Trust that it completed the transition to its new accounting system and began to report actual, not estimated, revenue and expenses for operated wells beginning with the June 2021 production month (August 2021 reporting month). Hilcorp’s process of reconciling actual revenue and severance taxes to the previously reported estimates (which the Trust refers to as “true-ups”), and the reversal and rebooking of the actualized revenues for 2021 production months for non-operated properties, was completed in the February and March 2022 reporting months.

During 2022, various adjustments were made for 2021 and 2022 production periods as a result of Hilcorp’s process review of the new accounting system. Hilcorp has informed the Trustee that it has implemented additional controls to enhance the reporting process and reduce the need for future corrections. Hilcorp has indicated that it will coordinate with the Trustee on the timing of any further adjustments, following which the Trustee will communicate that timing to investors.

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

4. Settlements and Litigation

None.

5. Subsequent Events

On April 18, 2023, the Trust announced a cash distribution of $4,838,334.88 or $0.103807 per Unit, based primarily upon production during the month of February 2023, which was paid on May 12, 2023.

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

The Trustee

The primary function of the Trustee is to collect Royalty Income, to pay all expenses and charges of the Trust, and to distribute the remaining available income to the Unit Holders. The amount of income distributable to Unit Holders, which the Trust refers to as “Distributable Income,” depends on the amount of Royalty Income and interest received by the Trust, as well as the amount of expenses paid by the Trust and any change in cash reserves. The Trust has no employees, officers, or directors. The Trustee performs all administrative functions of the Trust.

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

Gross Proceeds and Severance Tax Estimates. In January 2023, Hilcorp notified the Trust that the accounting project begun in 2021 to review the production volume allocations for 2017 through 2020 had been completed. These reallocations affected the volumes for many of the Trust properties and may result in revisions to revenues and severance taxes; adjustments will be forthcoming. On February 17, 2023, Hilcorp presented initial proposed adjustments for 2017 revenues, but these adjustments are still under review by the Trustee and Hilcorp. The 2017 adjustments may result in additional revenues to the Trust. Upon completion of the final adjustments for 2017 revenues, proposed adjustments for subsequent years will be presented by Hilcorp.

Hilcorp began transitioning to a new accounting system effective with January 2021 production (March 2021 reporting month), and it initially reported estimated revenues and severance taxes on the distributions to the Trust. Hilcorp informed the Trust that it completed the transition to its new accounting system and began to report actual, not estimated, revenue and expenses for operated wells beginning with the June 2021 production month (August 2021 reporting month). Hilcorp’s process of reconciling actual revenue and severance taxes to the previously reported estimates (which the Trust refers to as “true-ups”), and the reversal and rebooking of the actualized revenues for 2021 production months for non-operated properties was completed in the February and March 2022 reporting months.

During 2022, various adjustments were made for 2021 and 2022 production periods as a result of Hilcorp’s process review of the new accounting system. Hilcorp has informed the Trustee that it has implemented additional controls to enhance the reporting process and reduce the need for future corrections. Hilcorp has indicated that it will coordinate with the Trustee on the timing of any further adjustments, following which the Trustee will communicate that timing to investors.

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

On February 17, 2023, the Trust announced that Hilcorp had provided the Trust with its 2023 capital project plan for the Subject Interests (the “2023 Plan”), and Hilcorp has estimated its 2023 capital expenditures for the Subject Interests to be $4.4 million. Hilcorp informed the Trust that its 2023 Plan will allocate approximately $3.7 million of the 2023 Plan’s budget towards 25 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $0.5 million of the 2023 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $0.2 million will be spent for permitting costs for potential future new drill projects. Hilcorp further informed the Trust that its planned project status for 2023 is subject to revision if Hilcorp revises its assumptions underlying the 2023 Plan, and actual capital costs may vary from these estimates.

Under the terms of the Conveyance, production costs are deducted from Gross Proceeds in calculating Net Proceeds, which is multiplied by 75% to calculate Royalty Income. “Production Costs” generally means costs incurred on an accrual basis by Hilcorp in operating the Subject Interests, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes and operating charges. However, Hilcorp informed the Trust that for wells operated by Hilcorp it did not intend to accrue lease operating expenses to the Trust. If production costs exceed Gross Proceeds in any month, the excess is recovered out of future Gross Proceeds prior to the making of further payments to the Trust. However, the Trust is not otherwise liable for any Production Costs or other costs or liabilities attributable to the Subject Interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance. The Trust and the Trustee have very limited authority to control the amount and timing of Production Costs.

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

Capital Expenditures. The timing and size of capital expenditures by Hilcorp may impact Net Proceeds. Hilcorp’s capital expenditures decreased approximately $45,800, or 58%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily attributable to differences in timing of the payment for these expenditures along with capital expenditures attributable to the prior year’s budget.

Commodity Prices. The Trust’s income and monthly distributions from the Subject Interests are heavily influenced by the price of natural gas and oil. These prices may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas and oil based on market uncertainty or a variety of additional factors that are beyond the Trustee’s control.

Hilcorp has multiple gas purchase agreements that set forth the prices it will receive for the natural gas and oil produced from the Subject Interests. There is a differential in the prices reflected in the market indices and the prices received and reported because the prices received and reported vary by purchase agreement, and they are determined after deducting gathering, processing, and marketing costs for both gas and natural gas liquids. These purchase agreements and costs are subject to a comprehensive audit process by professional accountants and consultants.

Results of Operations – for the Three Months Ended March 2023 and 2022

Royalty Income

Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three months ended March 31, 2023, and 2022 was determined as shown in the following table:

	Three Months Ended March 31,
	2023		2022
Gross Proceeds from the Subject Interests:
Natural Gas	$61,747,739		$29,825,082
Oil	394,987		398,469
Other	109,512	(1)	967,978	(2)

Total	62,252,238		31,191,529
Production Costs:
Severance tax – gas	6,834,673		3,830,592
Severance tax – oil	43,456		50,412
Lease operating expense and property tax	6,784,844		7,377,074
Capital expenditures	33,660		79,463

Total	13,696,633		11,337,541

Net profits	48,555,605		19,853,988
Net overriding royalty interest	75%		75%

Royalty Income	$36,416,704		$14,890,491

(1)	Revenue related to a February 2023 true-up for documented October 2022 revenues missing from the January 2023 revenue distribution, plus interest.
(2)

Estimated revenue related to audit exceptions and interest, and from non-operated properties offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months November 2020 through October 2021.

The Royalty Income distributed to the Trust for the three months ended March 31, 2023, was higher than that distributed during the same period of 2022, due primarily to higher natural gas prices. The average natural gas price increased from $4.79 per Mcf for the three months ended March 31, 2022, to $10.53 per Mcf for the three months ended March 31, 2023. Production of natural gas from the Subject Interests decreased from 6,231,076 Mcf for the three months ended March 31, 2022, to 5,863,499 Mcf for the three months ended March 31, 2023.

Gross Proceeds from Subject Interests. Total Gross Proceeds increased approximately $31.1 million, or 100%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to higher natural gas prices.

Capital Expenditures. Hilcorp’s capital expenditures decreased approximately $45,800, or 58%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily attributable to differences in timing of the payment for these expenditures along with capital expenditures attributable to the prior year’s budget.

On February 17, 2023, the Trust announced that Hilcorp had provided the Trust with its 2023 capital project plan for the Subject Interests (the “2023 Plan”), and Hilcorp has estimated its 2023 capital expenditures for the Subject Interests to be $4.4 million. Hilcorp informed the Trust that its 2023 Plan will allocate approximately $3.7 million of the 2023 Plan’s budget toward 25 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $0.5 million of the 2023 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $0.2 million will be spent for permitting costs for potential future new drill projects. Hilcorp further informed the Trust that its planned project status for 2023 is subject to revision if Hilcorp revises its assumptions underlying the 2023 Plan and that actual capital costs may vary from these estimates.

Severance Taxes. Aggregate severance taxes increased approximately $3.0 million, or 77%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily attributable to higher revenue in 2023. Severance taxes represented approximately 11% of Gross Proceeds for the three months ended March 31, 2023, compared to approximately 13% for the same period of 2022.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $0.6 million, or 8%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Expenses in the first quarter of 2023 were lower when compared to increased expenses in the first quarter of 2022. Expenses in the first quarter of 2022 included approximately $0.5 million in non-operated lease operating expense true-ups, the payment of approximately $1.0 million for year-end salaries and bonuses for Hilcorp employees, and differences in the timing of the receipt and payment for these expenditures. The Trust and its consultants are conducting a detailed analysis of these expenses associated with the 2021 year-end salaries and bonuses for Hilcorp employees to determine if they comport with the Conveyance and other operative agreements.

Monthly lease operating expenses of the Subject Interests, including property taxes, for the three months ended March 31, 2023, averaged approximately $2.3 million, compared to $2.5 million for the three months ended March 31, 2022.

Distributable Income

	Three Months Ended March 31,
	2023	2022
Royalty Income	$36,416,704	$14,890,491
Interest Income	36,936	207

Total Income	36,453,640	14,890,698
General and administrative expenses	(482,364)	(521,471)

Distributable Income	$35,971,276	$14,369,227

Distributable Income per Unit (46,608,796 Units)	$0.771771	$0.308294

Distributable Income. Distributable Income increased from $14.4 million ($0.308294 per Unit) for the three months ended March 31, 2022, to $36.0 million ($0.771771 per Unit) for the three months ended March 31, 2023. The increase in Distributable Income was primarily attributable to higher natural gas prices.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2023 were as follows:

January	$0.112250
February	0.249833
March	0.409688

Quarter Total	$0.771771

Interest Income. Interest income was higher for the three months ended March 31, 2023, as compared to the same period in 2022, due to an increase in funds available for investment and to higher yields on short-term investments.

General & Administrative Expenses. General and administrative expenses decreased approximately 8%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily attributable to differences in timing of the receipt and payment for certain expenses by the Trust.

Cash Reserves. Total cash reserves were $1.0 million as of March 31, 2023. The Trustee is authorized to determine in its discretion, the amount of cash reserves needed to pay liabilities and contingencies of the Trust. The Trustee does not anticipate increasing or decreasing the established amount of cash reserves in 2023, although it cannot predict whether it will need to utilize some portion of those cash reserves during 2023.

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

Natural Gas and Oil Production

The natural gas volumes reported to the Trust, by Hilcorp, are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards.

Royalty Income for the three months ended March 31, 2023, is associated with natural gas and oil production during November 2022 through January 2023 from the Subject Interests. Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended March 31, 2023, and 2022 were as follows:

	For the Three Months Ended March 31,
	2023		2022
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	5,863,499	5,604	6,231,076	6,040
Royalty	3,702,362	3,382	3,299,952	3,537
Average Price (per Mcf/Bbl)	$10.53	$70.48	$4.79	$65.97

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

Marketing

From time to time, changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production may be made. The gas continues to be sold to creditworthy buyers at market related prices.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 1 Basis of Presentation and Part II, Item 8. Financial Statements and Supplemental Data contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022.

Information Regarding Forward-Looking Information

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may involve or may concern, among other things, the amount and variability in capital expenditures by Hilcorp, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, the differences between Hilcorp’s estimated revenue and actual revenue, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “based,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee and by Hilcorp, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to, or effects on, Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

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

For information on the Trust’s exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

During 2022, various adjustments were made for 2021 and 2022 production periods as a result of Hilcorp’s process review of the new accounting system. Hilcorp has informed the Trustee that it has implemented additional controls to enhance the reporting process and reduce the need for future corrections. Hilcorp has indicated that it will coordinate with the Trustee on the timing of any further adjustments and will communicate that timing to investors.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of March 31, 2023, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended March 31, 2023, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 on March 1, 2007, and incorporated herein by reference.*

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference.*

31	Certification required by Rule 13a-14(a), dated May 15, 2023, by Ross C. Durr, Senior Vice President and Mineral Interest Director of PNC Bank, the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated May 15, 2023, by Ross C. Durr, Senior Vice President and Mineral Interest Director of PNC Bank, the Trustee of the Trust ***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, PNC Bank, National Association, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PNC BANK, NATIONAL ASSOCIATION, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Ross C. Durr
Name:	Ross C. Durr
Title:	Senior Vice President and Mineral Interest Director

Date: May 15, 2023

(The Trust has no directors or executive officers.)