Form 10-Q
period 2023-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2023-08-14
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2023

or

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

Number of Units of beneficial interest outstanding at August 14, 2023: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$1,791,747	$5,488,194
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,462,877 and $130,306,821 at June 30, 2023 and December 31, 2022, respectively)	2,812,651	2,968,707

	$4,604,398	$8,456,901

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$791,747	$4,488,194
Cash reserves	1,000,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	2,812,651	2,968,707

	$4,604,398	$8,456,901

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Royalty income	$8,519,333	$13,722,931	$44,936,036	$28,613,422
Interest income	62,365	1,829	99,301	2,036

Total income	8,581,698	13,724,760	45,035,337	28,615,458
General and administrative expenses	(494,195)	(381,718)	(976,558)	(903,189)

Distributable income	$8,087,503	$13,343,042	$44,058,779	$27,712,269

Distributable income per Unit (46,608,796 Units)	$0.173518	$0.286277	$0.945289	$0.594571

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$2,858,093	$3,436,820	$2,968,707	$3,690,847
Amortization of net overriding royalty interest	(45,442)	(145,809)	(156,056)	(399,836)
Distributable income	8,087,503	13,343,042	44,058,779	27,712,269
Distributions declared	(8,087,503)	(13,343,042)	(44,058,779)	(27,712,269)

Trust corpus, end of period	$2,812,651	$3,291,011	$2,812,651	$3,291,011

Distributions declared (per Unit)	$0.173518	$0.286277	$0.945289	$0.594571

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

1. Basis of Presentation

The preceding condensed statement of assets, liabilities, and trust corpus as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of PNC Bank, National Association, the trustee of the Trust (“PNC Bank” or the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests (the “Subject Interests”) originally owned by Southland Royalty Company (“Southland”) in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2023, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2023 and 2022. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to the Trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of June 30, 2023.

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

The Trustee is of the opinion that the material tax positions taken by the Trust, related to the Trust’s pass-through status and state tax positions, would more likely than not be sustained by examination. As of June 30, 2023, the Trust’s tax years 2019 and thereafter remain subject to examination.

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

Gross Proceeds and Production Cost Estimates. Hilcorp began transitioning to a new accounting system effective with January 2021 production (March 2021 reporting month), and initially reported estimated revenues and severance taxes on the distributions to the Trust. Hilcorp informed the Trust that it completed the transition to its new accounting system and began to report actual, not estimated, revenue and expenses for operated wells beginning with the June 2021 production month (August 2021 reporting month). Hilcorp’s process of reconciling actual revenue and severance taxes to the previously reported estimates, and the reversal and rebooking of the actualized revenues for 2021 production months for non-operated properties, was completed in the February and March 2022 reporting months.

During 2022, various adjustments were made for the 2021 and 2022 production periods as a result of Hilcorp’s process review of the new accounting system. Hilcorp has informed the Trustee that it has implemented additional controls to enhance the reporting process and reduce the need for future corrections. Hilcorp has indicated that it will coordinate with the Trustee on the timing of any further adjustments, following which the Trustee will communicate that timing to investors.

In January 2023, Hilcorp notified the Trust that the accounting project, begun in 2021 to review the production volume allocations for 2017 through 2020, had been completed. These reallocations affected the volumes for many of the Trust properties and may result in future revisions to previously reported revenues and severance taxes. On February 17, 2023, Hilcorp presented initial proposed adjustments for 2017 revenues. The Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analysis of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by our professional consultants and outside counsel to ensure full compliance with all the underlying operative Trust agreements and evaluating all available potential remedies in the event there is evidence of non-compliance.

4. Settlements and Litigation

None.

5. Subsequent Events

On July 21, 2023, the Trust announced a cash distribution of $475,477.18 or $0.010201 per Unit, based primarily upon production during the month of May 2023, which was paid on August 14, 2023.

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

Gross Proceeds and Severance Tax Estimates. Hilcorp began transitioning to a new accounting system effective with January 2021 production (March 2021 reporting month), and initially reported estimated revenues and severance taxes on the distributions to the Trust. Hilcorp informed the Trust that it completed the transition to its new accounting system and began to report actual, not estimated, revenue and expenses for operated wells beginning with the June 2021 production month (August 2021 reporting month). Hilcorp’s process of reconciling actual revenue and severance taxes to the previously reported estimates, and the reversal and rebooking of the actualized revenues for 2021 production months for non-operated properties, was completed in the February and March 2022 reporting months.

During 2022, various adjustments were made for the 2021 and 2022 production periods as a result of Hilcorp’s process review of the new accounting system. Hilcorp has informed the Trustee that it has implemented additional controls to enhance the reporting process and reduce the need for future corrections. Hilcorp has indicated that it will coordinate with the Trustee on the timing of any further adjustments, following which the Trustee will communicate that timing to investors.

In January 2023, Hilcorp notified the Trust that the accounting project, begun in 2021 to review the production volume allocations for 2017 through 2020, had been completed. These reallocations affected the volumes for many of the Trust properties and may result in future revisions to previously reported revenues and severance taxes. On February 17, 2023, Hilcorp presented initial proposed adjustments for 2017 revenues. The Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analysis of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by our professional consultants and outside counsel to ensure full compliance with all the underlying operative Trust agreements and evaluating all available potential remedies in the event there is evidence of non-compliance.

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

Capital Expenditures. The timing and size of capital expenditures by Hilcorp may impact Net Proceeds. Hilcorp’s capital expenditures increased approximately $15,523, or 15%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and decreased approximately $30,280, or 16% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The variances in capital costs in the three-month and six-month periods were primarily attributable to differences in timing of the payment for these expenditures along with capital expenditures attributable to the prior year’s budget.

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

Results of Operations – for the Three and Six Months Ended June 2023 and 2022

Royalty Income. Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three and six months ended June 30, 2023, and 2022 was determined as shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023		2022
Gross proceeds from the Subject Interests:
Natural gas	$20,718,622	$27,587,511		$82,466,361		$57,412,593
Oil	601,773	764,157		996,760		1,162,627
Other	0	127,721	(1)	109,512	(2)	1,095,699	(1)(3)

Total	21,320,395	28,479,389		83,572,633		59,670,919
Production Costs:
Severance tax – gas	2,568,255	3,558,838		9,402,928		7,389,431
Severance tax – oil	63,609	85,285		107,065		135,697
Lease operating expense and property tax	7,207,218	6,431,344		13,992,062		13,808,418
Capital expenditures	122,203	106,680		155,863		186,143

Total	9,961,285	10,182,147		23,657,918		21,519,689

Net profits	11,359,110	18,297,242		59,914,715		38,151,230
Net overriding royalty interest	75%	75%		75%		75%

Royalty Income	$8,519,333	$13,722,931		$44,936,036		$28,613,423

(1)	Revenue of $97,895 prior period non-operated revenue actualizations and related interest, and $29,826 related to audit exceptions and interest.
(2)	Revenue related to a February 2023 true-up for documented October 2022 revenues missing from the January 2023 revenue distribution, plus interest.
(3)	Estimated revenue of $399,922 related to audit exceptions and $568,056 related to prior period non-operated revenues and actualizations.

The Royalty Income distributed to the Trust for the three months ended June 30, 2023, was lower than that distributed during the same period of 2022, due primarily to lower production quantities, exacerbated by lower natural gas prices. The Royalty Income distributed to the Trust for the six months ended June 30, 2023, was higher than that distributed during the same period of 2022 due primarily to higher natural gas prices in the first quarter of 2023. The average natural gas price decreased from $4.54 per Mcf for the three months ended June 30, 2022, to $3.69 per Mcf for the three months ended June 30, 2023, and the average natural gas price increased from $4.67 per Mcf for the six months ended June 30, 2022, to $7.19 per Mcf for the six months ended June 30, 2023. Production of natural gas from the Subject Interests decreased from 6,073,883 Mcf for the three months ended June 30, 2022, to 5,613,332 Mcf for the three months ended June 30, 2023, and decreased from 12,304,960 Mcf for the six months ended June 30, 2022, to 11,476,831 Mcf for the six months ended June 30, 2023.

Gross Proceeds from Subject Interests. Total Gross Proceeds decreased approximately $7.2 million, or 25%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily due to lower production quantities, exacerbated by lower natural gas prices. Total Gross Proceeds increased approximately $23.9 million, or 40%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to higher natural gas prices in the first quarter of 2023.

Capital Expenditures. The timing and size of capital expenditures by Hilcorp may impact Net Proceeds. Hilcorp’s capital expenditures increased approximately $15,523, or 15%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and decreased approximately $30,280, or 16%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The variances in capital costs in the three-month and six-month periods were primarily attributable to differences in timing of the payment for these expenditures along with capital expenditures attributable to the prior year’s budget.

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

Severance Taxes. Aggregate severance taxes decreased approximately $1 million, or 28%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily attributable to lower Gross Proceeds. Severance taxes increased approximately $1.98 million, or 26%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily attributable to higher Gross Proceeds in the first quarter of 2023. Severance taxes represented approximately 12% of Gross Proceeds for the three months ended June 30, 2023 compared to approximately 13% for the same period of 2022. Severance taxes represented approximately 11% of Gross Proceeds for the six months ended June 30, 2023 compared to approximately 13% for the same period of 2022.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $0.78 million, or 12%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Lease operating expenses and property taxes increased $0.18 million, or 1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The six-month period increase was minimal because of increased expenses in the first quarter of 2022, which included approximately $0.5 million in non-operated lease operating expense true-ups, the payment of approximately $1 million for year-end salaries and bonuses for Hilcorp employees, and differences in the timing in the receipt and payment of these costs, offset by a $450,000 credit by Hilcorp to the Trust in 2021 due to the settlement of certain audit exceptions related to compressor maintenance services. The Trustee and its consultants are conducting a detailed analysis of these expenses associated with the year-end salaries and bonuses for Hilcorp employees to determine if they comply with the Conveyance and other operative agreements.

Monthly lease operating expenses for the Subject Interests, including property taxes, for the three months ended June 30, 2023, averaged approximately $2.4 million compared to $2.1 million for the three months ended June 30, 2022. Monthly lease operating expenses of the Subject Interests, including property taxes, for both six-month periods ended June 30, 2023 and 2022 averaged $2.3 million.

Distributable Income. Distributable Income for the three and six months ended June 30, 2023, and 2022 was determined as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Royalty Income	$8,519,333	$13,722,931	$44,936,036	$28,613,422
Interest Income	62,365	1,829	99,301	2,036

Total Income	8,581,698	13,724,760	45,035,337	28,615,458
General and administrative expenses	(494,195)	(381,718)	(976,558)	(903,189)

Distributable Income	$8,087,503	$13,343,042	$44,058,779	$27,712,269

Distributable Income per Unit (46,608,796 Units)	$0.173518	$0.286277	$0.945289	$0.594571

Distributable Income decreased from $13.3 million ($0.286277 per Unit) for the three months ended June 30, 2022, to $8.1 million ($0.173518 per Unit) for the three months ended June 30, 2023. The decrease in Distributable Income was primarily attributable to lower production quantities, exacerbated by lower natural gas prices. Distributable Income increased by approximately $16.4 million, or 59%, to $44.1 million (0.945289 per Unit) for the six months ended June 30, 2023, from $27.7 million ($0.594571 per Unit) for the six months ended June 30, 2022. The increase in Distributable Income was primarily attributable to higher natural gas prices in the first quarter of 2023.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2023 were as follows:

April	$0.103807
May	0.052724
June	0.016987

Quarter Total	$0.173518

Interest Income. Interest income was higher for the three and six months ended June 30, 2023, as compared to the same periods in 2022 primarily due to increased funds available for investment and higher yields on short-term investments.

General & Administrative Expenses. General and administrative expenses increased approximately 30% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and increased approximately 8% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increases for both periods were primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

Cash Reserves. Total cash reserves were $1.0 million as of June 30, 2023. The Trustee is authorized to determine in its discretion, the amount of cash reserves needed to pay liabilities and contingencies of the Trust. The Trustee does not anticipate increasing or decreasing the established amount of cash reserves in 2023, although it cannot predict whether it will need to utilize some portion of those cash reserves during 2023.

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

Royalty Income for the three months ended June 30, 2023, is associated with natural gas and oil production during February through April 2023 from the Subject Interests.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended June 30, 2023, and 2022 were as follows:

	For the Three Months Ended June 30,
	2023		2022
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	5,613,332	9,105	6,073,883	8,250
Royalty	2,244,610	5,892	3,324,092	5,574
Average Price (per Mcf/Bbl)	$3.69	$66.09	$4.54	$92.63

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the six months ended June 30, 2023, and 2022 were as follows:

	For the Six Months Ended June 30,
	2023		2022
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	11,476,831	14,709	12,304,960	14,290
Royalty	5,946,972	9,274	6,624,044	9,111
Average Price (per Mcf/Bbl)	$7.19	$67.77	$4.67	$81.36

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

The fluctuations in natural gas production that have occurred during the three-month periods ended June 30, 2023, and 2022, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, natural gas and oil sales attributable to the Royalty are based on an allocation formula dependent on many factors, including natural gas and oil prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended June 30, 2023.

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

The Conveyance that transferred the royalty to the Trust obligates Hilcorp to provide the Trust with certain financial and operational information, including information concerning calculations of Royalty Income owed to the Trust. Once the Trust receives the financial information from Hilcorp, the Trust engages independent public accountants, compliance auditors, attorneys, and petroleum engineers in order to assist the Trustee to ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic reports. These outside professionals advise the Trustee in its review and compilation of this information for inclusion in this Quarterly Report on Form 10-Q and the other periodic reports provided by the Trust to the SEC.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of June 30, 2023, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended June 30, 2023, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference. *

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, on March 1, 2007, and incorporated herein by reference. *

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference. *

31	Certification required by Rule 13a-14(a), dated August 14, 2023, by Ross C. Durr, RPL, Senior Vice President, Mineral Interest Director of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated August 14, 2023, by Ross C. Durr, RPL, Senior Vice President, Mineral Interest Director of the Trustee of the Trust***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, PNC Bank, National Association, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PNC BANK, NATIONAL ASSOCIATION, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Ross C. Durr
Ross C. Durr, RPL Senior Vice President Mineral Interest Director

Date: August 14, 2023

(The Trust has no directors or executive officers.)