Form 10-Q
period 2023-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2023-11-14
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in the Amended and Restated San Juan Basin Royalty Trust Indenture)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of Units of beneficial interest outstanding at November 14, 2023: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$3,507,213	$5,488,194
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,491,750 and $130,306,821 at September 30, 2023 and December 31, 2022, respectively)	2,783,778	2,968,707

	$6,290,991	$8,456,901

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$2,507,213	$4,488,194
Cash reserves	1,000,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	2,783,778	2,968,707

	$6,290,991	$8,456,901

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Royalty income	$4,320,039	$21,345,765	$49,256,075	$49,959,187
Interest income	19,773	12,293	119,075	14,329

Total income	4,339,812	21,358,058	49,375,150	49,973,516
General and administrative expenses	(392,762)	(246,581)	(1,369,320)	(1,149,770)

Distributable income	$3,947,050	$21,111,477	$48,005,830	$48,823,746

Distributable income per Unit (46,608,796 Units)	$0.084685	$0.452950	$1.029974	$1.047521

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$2,812,651	$3,291,011	$2,968,707	$3,690,847
Amortization of net overriding royalty interest	(28,873)	(160,561)	(184,929)	(560,397)
Distributable income	3,947,050	21,111,477	48,005,830	48,823,746
Distributions declared	(3,947,050)	(21,111,477)	(48,005,830)	(48,823,746)

Trust corpus, end of period	$2,783,778	$3,130,450	$2,783,778	$3,130,450

Distributions declared (per Unit)	$0.084685	$0.452950	$1.029974	$1.047521

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

1.	Basis of Presentation

The preceding condensed statement of assets, liabilities, and trust corpus as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in San Juan Basin Royalty Trust (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of PNC Bank, National Association, the trustee of the Trust (“PNC Bank” or the “Trustee”), and based upon information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the present owner of certain oil and gas interests (the “Subject Interests”) originally owned by Southland Royalty Company (“Southland”) in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2023, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2023 and 2022. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•

The Net Overriding Royalty Conveyance (as amended to date, the “Conveyance”) conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) that burdens the Subject Interests. The Trust receives royalty income (“Royalty Income”) equal to 75% of the Net Proceeds attributable to the Subject Interests. “Net Proceeds,” as used in the Conveyance, means the excess of Gross Proceeds received by Hilcorp during a particular period over Production Costs for such period. “Gross Proceeds” means the amount received by Hilcorp from the sale of production attributable to the Subject Interests, subject to certain adjustments (e.g., fuel, gathering and transportation). “Production Costs” include both capital and non-capital costs incurred by Hilcorp in operating the Subject Interests including development drilling, production and processing costs, applicable taxes, and operating charges. The calculation of Net Proceeds by Hilcorp for any month may include adjustments to proceeds and costs for prior months, which will affect the Royalty Income paid to the Trust and the distribution to Unit Holders for that month.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to the Trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of September 30, 2023.

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

The Trustee is of the opinion that the material tax positions taken by the Trust, related to the Trust’s pass-through status and state tax positions, would more likely than not be sustained by examination. As of September 30, 2023, the Trust’s tax years 2019 and thereafter remain subject to examination.

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

The Biden administration announced in September 2023 that it has moved to shut down future development of oil, gas and mining activity on approximately 4,200 acres in Sandoval County, New Mexico for the next 50 years. Hilcorp has informed the Trust that the proposed tracts are not within the production area of the Subject Interests or part of any future proposed development plans.

4.	Settlements and Litigation

In the course of the most recent audit process by the Trustee, certain exceptions to the several different categories of expenses (specifically offsite labor, overhead, operator-owned compressors and saltwater disposal facilities) for the years 2017 through 2020 (the “2017-2020 Disputed Expenses”) were identified that the Trustee believed resulted in an underpayment of royalties owed to the Trust for those years. The Trustee engaged in extensive discussions with Hilcorp regarding these exceptions that culminated in Hilcorp’s payment of the sum of $1,037,093.45, which included the accumulated interest incurred as a result of the underpayment. The audit settlement payment was included in the September 2023 distribution to Unit Holders.

5.	Subsequent Events

On October 20, 2023, the Trust announced a cash distribution of $2,269,587.37 or $0.048694 per Unit, based primarily upon production during the month of August 2023, which was paid on November 14, 2023.

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

On August 30, 2023, the Trustee entered into a First Amendment to the Conveyance (the “Amendment”). The Amendment was entered into (i) pursuant to the terms of the Compromise and Settlement Agreement entered into August 30, 2023, which resolved the 2017-2020 Disputed Expenses by payment to the Trust and (ii) to modify certain terms of the Conveyance of the Royalty with respect to expenses associated with the operator’s saltwater disposal facilities.

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

Agreement of Conditional Resignation and Special Meeting of Unit Holders

On September 12, 2023 the Trustee announced that it entered into an Agreement of Conditional Resignation with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust, and will nominate Argent as successor trustee. The Trustee’s resignation as Trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the Agreement of Conditional Resignation, which include the Unit Holders’ approval of the appointment of Argent as successor trustee and the approval of an amendment to the Indenture necessary to permit Argent to serve as successor trustee, together with two additional proposed amendments to the Indenture, at a special meeting of the Unit Holders expected to be held on December 1, 2023.

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

In January 2023, Hilcorp notified the Trust that the accounting project, begun in 2021 to review the production volume allocations for 2017 through 2020, had been completed. These reallocations affected the volumes for many of the Trust properties and may result in future revisions to previously reported revenues and severance taxes. On February 17, 2023, Hilcorp presented initial proposed adjustments for 2017 revenues. The Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analysis of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by our professional consultants and outside counsel to ensure full compliance with all the underlying operative Trust agreements and evaluating all available remedies in the event there is evidence of non-compliance.

In the course of the most recent audit process by the Trustee, certain exceptions to the several different categories of expenses (specifically offsite labor, overhead, operator-owned compressors and saltwater disposal facilities) for the years 2017 through 2020 were identified that the Trustee believed resulted in an underpayment of royalties owed to the Trust for those years. The Trustee engaged in extensive discussions with Hilcorp regarding these exceptions that culminated in Hilcorp’s payment of the sum of $1,037,093.45, which included the accumulated interest incurred as a result of the underpayment. The audit settlement payment was included in the September 2023 distribution to Unit Holders.

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

Capital Expenditures. The timing and size of capital expenditures by Hilcorp may impact Net Proceeds. Hilcorp’s capital expenditures increased approximately $290,196, or 194.53%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and increased approximately $259,917, or 77.51% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increases in capital costs in the three-month and nine-month periods were primarily attributable to a higher capital project spending budget for 2023 as compared to 2022, and to differences in timing of the payment for these expenditures along with capital expenditures attributable to the prior year’s budget.

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

Results of Operations – for the Three and Nine Months Ended September 2023 and 2022

Royalty Income. Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three and nine months ended September 30, 2023, and 2022 was determined as shown in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Gross proceeds from the Subject Interests:
Natural gas	$12,221,864		$38,125,266		$94,688,225		$95,537,859
Oil	1,072,190		1,270,206		2,068,949		2,432,832
Other	1,382,791	(1)	274,130	(2)	1,492,304	(1)(3)	1,369,829	(2)(4)

Total	14,676,845		39,669,602		98,249,478		99,340,520
Production Costs:
Severance tax – gas	1,835,573		4,740,258		11,238,501		12,129,688
Severance tax – oil	116,995		147,870		224,060		283,567
Lease operating expense and property tax	6,524,847		6,171,272		20,516,908		19,979,690
Capital expenditures	439,378		149,182		595,242		335,325

Total	8,916,793		11,208,582		32,574,711		32,728,270

Net profits	5,760,052		28,461,020		65,674,767		66,612,250
Net overriding royalty interest	75%		75%		75%		75%

Royalty Income	$4,320,039		$21,345,765		$49,256,075		$49,959,187

(1)	Revenue comprised of an audit settlement payment and related interest for the 2017 through 2020 disputed expenses audit.
(2)	Revenue with interest related to granted audit exceptions.
(3)	Revenue related to a February 2023 true-up for documented October 2022 revenues missing from the January 2023 revenue distribution, plus interest.
(4)

Revenue of $97,895 for prior period non-operated revenue true-ups and related interest, $29,826 related to granted audit exceptions and interest, estimated revenue related to audit exceptions and interest, and from non-operated properties offset by Hilcorp’s true-ups and adjustments of non-operated revenue for the production months November 2020 through October 2021.

The Royalty Income distributed to the Trust for both the three-month and nine-month periods ended September 30, 2023, was lower than that distributed during the same periods of 2022, due primarily to lower production quantities and lower natural gas prices. The average natural gas price decreased from $6.32 per Mcf for the three months ended September 30, 2022, to $2.04 per Mcf for the three months ended September 30, 2023. The average natural gas price increased from $5.21 per Mcf for the nine months ended September 30, 2022, to $5.42 per Mcf for the nine months ended September 30, 2023. The slight average natural gas price increase in the nine-month period was due to higher natural gas pricing in the first quarter of 2023. Production of natural gas from the Subject Interests decreased from 6,032,747 Mcf for the three months ended September 30, 2022, to 5,989,625 Mcf for the three months ended September 30, 2023, and decreased from 18,337,706 Mcf for the nine months ended September 30, 2022, to 17,466,457 Mcf for the nine months ended September 30, 2023.

Gross Proceeds from Subject Interests. Total Gross Proceeds decreased approximately $25.0 million, or 63.00%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and decreased approximately $1.09 million, or 1.10%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to lower production quantities and lower natural gas prices.

Capital Expenditures. On February 17, 2023, the Trust announced that Hilcorp had provided the Trust with its 2023 capital project plan for the Subject Interests (the “2023 Plan”), and Hilcorp has estimated its 2023 capital expenditures for the Subject Interests to be $4.4 million. Hilcorp informed the Trust that its 2023 Plan will allocate approximately $3.7 million of the 2023 Plan’s budget toward 25 well recompletions and workovers scheduled to be completed in the Mesaverde, Pictured Cliffs and Fruitland Coal formations. Approximately $0.5 million of the 2023 Plan’s budget will be allocated to facilities projects related to natural gas compression, and approximately $0.2 million will be spent for permitting costs for potential future new drill projects. Hilcorp further informed the Trust that its planned project status for 2023 is subject to revision if Hilcorp revises its assumptions underlying the 2023 Plan, and actual capital costs may vary from these estimates.

The timing and size of capital expenditures by Hilcorp may impact Net Proceeds. Hilcorp’s capital expenditures increased approximately $290,196, or 194.52%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and increased approximately $259,917, or 77.51%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The variances in capital costs in the three-month and nine-month periods were primarily due to a higher capital project spending budget for 2023 as compared to 2022 and to differences in timing of the payment for these expenditures along with capital expenditures attributable to the prior year’s budget.

Severance Taxes. Aggregate severance taxes decreased approximately $2.94 million, or 60.05%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Severance taxes decreased approximately $0.95 million, or 7.66%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in both periods was primarily attributable to lower Gross Proceeds. Severance taxes represented approximately 13.30% of Gross Proceeds for the three months ended September 30, 2023 compared to approximately 12.32% for the same period of 2022. Severance taxes represented approximately 11.67% of Gross Proceeds for the nine months ended September 30, 2023 compared to approximately 12.50% for the same period of 2022.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $353,575, or 5.73%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Lease operating expenses and property taxes increased $537,218, or 2.69%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Monthly lease operating expenses for the Subject Interests, including property taxes, for the three months ended September 30, 2023, averaged approximately $2.18 million compared to $2.06 million for the three months ended September 30, 2022. Monthly lease operating expenses of the Subject Interests, including property taxes, for the nine-month period ended September 30, 2023 averaged $2.28 million compared to $2.22 million for the nine-month period ended September 30, 2022.

Distributable Income. Distributable Income for the three and nine months ended September 30, 2023, and 2022 was determined as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Royalty income	$4,320,039	$21,345,765	$49,256,075	$49,959,187
Interest income	19,773	12,293	119,075	14,329

Total income	4,339,812	21,358,058	49,375,150	49,973,516
General and administrative expenses	(392,762)	(246,581)	(1,369,320)	(1,149,770)

Distributable income	$3,947,050	$21,111,477	$48,005,830	$48,823,746

Distributable income per Unit (46,608,796 Units)	$0.084685	$0.452950	$1.029974	$1.047521

Distributable Income decreased approximately 81.30% from $21.1 million ($0.452950 per Unit) for the three months ended September 30, 2022, to $3.9 million ($0.084685 per Unit) for the three months ended September 30, 2023. Distributable Income decreased approximately 1.68% from $48.8 million ($1.047521 per Unit) for the nine months ended September 30, 2022 to $48.0 million ($1.029974 per Unit) for the nine months ended September 30, 2023. The decreases in Distributable Income were primarily attributable to lower production quantities, exacerbated by lower natural gas prices.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the third quarter of 2023 were as follows:

July	$0.010201
August	0.020691
September	0.053793

Quarter Total	$0.084685

Interest Income. Interest income was higher for the three-month and nine-month periods ended September 30, 2023, as compared to the same periods in 2022 primarily due to higher yields on short-term investments.

General & Administrative Expenses. General and administrative expenses increased approximately 59.28% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and increased approximately 19.10% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The changes for both periods were primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust.

Cash Reserves. Total cash reserves were $1.0 million as of September 30, 2023. The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to pay liabilities and contingencies of the Trust. The Trustee does not anticipate increasing or decreasing the established amount of cash reserves in 2023, although it cannot predict whether it will need to utilize some portion of those cash reserves during 2023.

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

Royalty Income for the three months ended September 30, 2023, is associated with natural gas and oil production during May through July 2023 from the Subject Interests.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended September 30, 2023, and 2022 were as follows:

	For the Three Months Ended September 30,
	2023		2022
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	5,989,625	17,292	6,032,747	12,971
Royalty	1,426,197	12,025	3,660,384	9,181
Average Price (per Mcf/Bbl)	$2.04	$62.00	$6.32	$97.93

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the nine months ended September 30, 2023, and 2022 were as follows:

	For the Nine Months Ended September 30,
	2023		2022
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	17,466,457	32,001	18,337,706	27,261
Royalty	7,373,169	21,299	10,284,428	18,292
Average Price (per Mcf/Bbl)	$5.42	$64.65	$5.21	$89.24

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

The fluctuations in natural gas production that have occurred during the three-month periods ended September 30, 2023, and 2022, respectively, generally resulted from changes in the demand for natural gas during that time, market conditions, and variances in capital spending to generate production from new and existing wells, as offset by the natural production decline curve. Also, production from the Subject Interests is influenced by the line pressure of the natural gas gathering systems in the San Juan Basin. As noted above, natural gas and oil sales attributable to the Royalty are based on an allocation formula dependent on many factors, including natural gas and oil prices and capital expenditures.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended September 30, 2023.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of September 30, 2023, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended September 30, 2023, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

(4)(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference. *

(4)(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 1, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, on March 1, 2007, and incorporated herein by reference. *

(4)(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference. *

(4)(e)	First Amendment to the Conveyance, effective as of August 30, 2023, by and between PNC Bank, N.A., in its capacity as Trustee of the San Juan Basin Royalty Trust, and Hilcorp San Juan, L.P., filed as Exhibit 4(e) to the Trust’s Current Report on Form 8-K filed with the SEC on August 30, 2023, and incorporated herein by reference. *

(10)(b)	Compromise and Settlement Agreement, effective as of August 30, 2023, by and between PNC Bank, N.A., in its capacity as Trustee of the San Juan Basin Royalty Trust, and Hilcorp San Juan, L.P., filed as Exhibit 10(b) to the Trust’s Current Report on Form 8-K filed with the SEC on August 30, 2023, and incorporated herein by reference. *

31	Certification required by Rule 13a-14(a), dated November 14, 2023, by Ross C. Durr, RPL, Senior Vice President, Mineral Interest Director of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated November 14, 2023, by Ross C. Durr, RPL, Senior Vice President, Mineral Interest Director of the Trustee of the Trust***

*	A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, PNC Bank, National Association, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PNC BANK, NATIONAL ASSOCIATION, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Ross C. Durr
Ross C. Durr, RPL Senior Vice President Mineral Interest Director

Date: November 14, 2023

(The Trust has no directors or executive officers.)