Form 10-K/A
period 2022-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2023-12-11
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

San Juan Basin Royalty Trust (the “Trust”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023 (the “Original 10-K”), solely for the purpose of filing a revised certification required by Rule 13a-14(b). The corrected certification is attached to this Amendment as Exhibit 32.

The Trust is filing revised Exhibit 32, dated as of the date hereof, solely in order to include a date that was inadvertently omitted from such exhibit when originally filed. In addition, the Company’s Trustee has provided a new certification required by Rule 13a-14(a) in connection with the Amendment, dated as of the date hereof. This certification is attached to this Amendment as Exhibit 31. Except as described above, this Amendment makes no other changes to the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K.

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

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, incorporated herein by reference*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, incorporated herein by reference*

4(d)	Description of San Juan Basin Royalty Trust’s Securities, filed as Exhibit 4(d) to the Trust’s Annual Report on Form 10-K file with the SEC for the year ended December 31, 2019, incorporated herein by reference*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer, incorporated herein by reference

31	Certification required by Rule 13a-14(a), dated December 11, 2023, by Ross C. Durr, Senior Vice President and Mineral Interest Director of PNC Bank, the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated December 11, 2023, by Ross C. Durr, Senior Vice President and Mineral Interest Director of PNC Bank, on behalf of PNC Bank, the Trustee of the Trust***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 3, 2023, incorporated herein by reference

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, PNC Bank, National Association, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

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

Date: December 11, 2023

(The Trust has no directors or executive officers)