Form 10-K/A
period 2022-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2024-01-17
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

San Juan Basin Royalty Trust (the “Trust”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original 10-K”) with the Securities and Exchange Commission (“SEC”) on March 31, 2023. The Trust filed the Amendment No. 1 to the Original 10-K solely for the purpose of filing a revised certification required by Rule 13a-14(b) with the SEC on December 11, 2023. The Trust is now filing this Amendment No. 2 to the Original 10-K for the purpose of filing a full amendment with certifications that are currently dated.

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

WEAVER AND TIDWELL, L.L.P.

We have served as San Juan Basin Royalty Trust’s auditor since 2001.

Austin, Texas

March 31, 2023

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

Assets	2022	2021
Cash and Short-Term Investments	$5,488,194	$6,240,726
Net Overriding Royalty Interests in Producing Oil and Gas Properties – Net	2,968,707	3,690,847

TOTAL	$8,456,901	$9,931,573

Liabilities & Trust Corpus	2022	2021
Distribution Payable to Unit Holders	$4,488,194	$5,240,726
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 46,608,796 Units of Beneficial Interest Authorized and Outstanding	2,968,707	3,690,847

TOTAL	$8,456,901	$9,931,573

Statements of Distributable Income

December 31, 2022 and 2021

	2022	2021
Royalty Income	$79,008,985	$37,623,612
Interest Income	57,186	1,150

Total Income	79,066,171	37,624,762
Expenditures – General and Administrative	1,466,718	1,654,674

Distributable Income	$77,599,453	$35,970,088

Distributable Income per Unit (46,608,796 Units)	$1.664908	$0.771744

Statements of Changes in Trust Corpus

December 31, 2022 and 2021

	2022	2021
Trust Corpus, Beginning of Period	$3,690,847	$5,123,834
Amortization of Net Overriding Royalty Interest	(722,140)	(1,432,987)

Distributable Income	77,599,453	35,970,088
Distributions Declared	(77,599,453)	(35,970,088)

Trust Corpus, End of Period	$2,968,707	$3,690,847

Distributable Income per Unit (46,608,796 Units)	$1.664908	$0.771744

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

	2022		2021
Audit Fees	$73,712		$76,350
Audit-Related Fees	-0	-	-0	-
Tax Fees	0		345
All Other Fees	-0	-	-0	-

Total	$73,712		$76,875

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

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, incorporated herein by reference*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, incorporated herein by reference*

4(d)	Description of San Juan Basin Royalty Trust’s Securities, filed as Exhibit 4(d) to the Trust’s Annual Report on Form 10-K file with the SEC for the year ended December 31, 2019, incorporated herein by reference*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer, incorporated herein by reference

31	Certification required by Rule 13a-14(a), dated January 17, 2024, by Ross C. Durr, Senior Vice President and Mineral Interest Director of PNC Bank, the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated January 17, 2024, by Ross C. Durr, Senior Vice President and Mineral Interest Director of PNC Bank, on behalf of PNC Bank, the Trustee of the Trust***

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 3, 2023, incorporated herein by reference

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, PNC Bank, National Association, 2200 Post Oak Blvd., Floor 18, Houston, Texas 77056.
**	Filed herewith.
***	Furnished herewith.

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

Date: January 17, 2024

(The Trust has no directors or executive officers)