Form 10-K
period 2023-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2024-04-01
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023

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

Argent Trust Company, Trustee 3838 Oak Lawn Ave. Suite 1720 Dallas, Texas 75219
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

Aggregate market value of the Units held by non-affiliates of the registrant as of June 30, 2023 (the last business day of its most recently completed second fiscal quarter), was approximately $346,303,354 based on the closing price as quoted on the New York Stock Exchange. As of April 1, 2024, there were 46,608,796 Units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Information Regarding Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the San Juan Basin Royalty Trust (the “Trust”) with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “should,” “assume,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of Argent Trust Company (as the Trustee (as hereinafter defined)) and certain assumptions of information provided to the Trust by Hilcorp San Juan L.P. (“Hilcorp”), the owner of the Subject Interests (as defined herein). Such statements also are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp that involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties that could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

Hilcorp Information

As a holder of a net overriding royalty interest, the Trust relies on Hilcorp for information regarding Hilcorp and its affiliates, the Subject Interests (as hereinafter defined), including the operations, acreage, well and completion count, working interests, production volumes, sales revenues, capital expenditures, operating expenses, reserves, drilling plans, drilling results and leasehold terms related to the Subject Interests, and factors and circumstances that have or may affect the foregoing. See Part II, Item 9A Controls and Procedures.

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

Natural Gas Liquids (NGL): Those hydrocarbons that are separated from the gas as liquids through the process of absorption, condensation, adsorption, or other methods in gas processing or cycling plants.

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

The Trust is an express trust created under the laws of the State of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980, between Southland Royalty Company (“Southland”) and The Fort Worth National Bank. Effective as of September 30, 2002, the original indenture was amended and restated, and, effective as of December 12, 2007, the restated indenture was amended and restated (such amended and restated indenture, as further amended by the First Amendment to the Amended and Restated Royalty Trust Indenture dated February 15, 2024, the “Indenture”).

As a result of a series of mergers and other transactions, PNC Bank, National Association (“PNC Bank”), served as the previous Trustee of the Trust from October 8, 2021, through February 14, 2024. Effective February 15, 2024, Argent Trust Company, a Tennessee chartered trust company (“Argent”), became the Trustee of the Trust. The principal office of the Trust is 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas 75219 (telephone number (866) 809-4553). Argent Trust Company, as successor trustee of the Trust, is subject to the terms and conditions of the Indenture. The defined term “Trustee” as used herein shall refer to PNC Bank (which maintains its offices at 2200 Post Oak Blvd., Floor 18, Houston, TX 77056) for periods from October 8, 2021, until February 14, 2024, and shall refer to Argent Trust Company (which maintains its offices at 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219) for periods on and after February 15, 2024.

Prior to October 8, 2021, other entities served as Trustee of the Trust. See Item 8. Financial Statements and Supplementary Data, Note 5. For any time period prior to October 8, 2021, use of the defined term “Trustee” herein shall refer to the entity serving as Trustee during the applicable time period.

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

As of December 31, 2023, 98.4% of the Trust’s estimated proved reserves consisted of natural gas reserves, and 97.5% of the Gross Proceeds from the Subject Interests in 2023 were attributable to the production and sale of natural gas by Hilcorp as well as other proceeds. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Trust income available for distribution to the Unit Holders by the Trust and, by extension, the price of the Units. The market price paid for natural gas is seasonal because there is greater demand for natural gas used for heating purposes in the winter months and more energy requirements for air conditioning in the summer months than during the rest of the year.

The Trustee

The primary function of the Trustee is to collect the Royalty Income, to pay all expenses and charges of the Trust and to distribute the remaining available income to the Unit Holders. The Trust received approximately $53.2 million and $79.0 million in Royalty Income from Hilcorp in each of the fiscal years ended December 31, 2023 and 2022, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $51.6 million and $77.6 million to Unit Holders in each of the fiscal years ended December 31, 2023 and 2022, respectively. The Trust’s corpus was approximately $2.8 million and $3.0 million as of December 31, 2023 and 2022, respectively.

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

The Trustee may, in its sole discretion, establish a cash reserve for payment of Trust liabilities that are contingent or uncertain or otherwise not currently due and payable. As of December 31, 2023, the Trustee had established cash reserves of $1.0 million. The Trustee anticipates increasing the established amount of cash reserves to $2.0 million in 2024, in response to the substantial increase in capital expenditures projected by Hilcorp for 2024 and the potential that such increase materially reduces or eliminates distributions to the Trust for a period of time.

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

Because the Trust has no employees, directors, or executive officers, it does not have a business need to focus on its human capital resources.

Successor Trustee

A Special Meeting of the Unit Holders was held on December 1, 2023 (the “December Special Meeting”), where Unit Holders were asked (1) to approve the appointment of Argent Trust Company as successor trustee of the Trust, (2) to approve an amendment to the Indenture to permit a bank or trust company with capital, surplus and undivided profits (as of the end of its last fiscal year prior to its appointment) of at least $15,000,000 to serve as successor trustee of the Trust, (3) to approve an amendment to the Indenture that would clarify the word “Trustee” to include former trustees of the Trust for indemnification purposes, and (4) to approve an adjournment of the special meeting, if necessary or appropriate to permit solicitation of additional proxies in favor of the above proposals (collectively, the “Proposals). The Trust issued a press release on December 1, 2023, announcing the December Special Meeting was adjourned to permit the solicitation of additional proxies in favor of proposals (1) through (4) above, as described in the Trust’s definitive proxy statement filed by the Trust with the Securities and Exchange Commission on October 2, 2023 (the “Proxy Statement”).

The Trust again held a special meeting of its Unit Holders on January 16, 2024 (the “January Special Meeting”) where the Unit Holders of the Trust voted to approve the proposals set forth in the Trust’s Proxy Statement, including the appointment of Argent Trust Company as successor trustee of the Trust, following the effective date of PNC Bank’s resignation. Following approval by the Trust’s Unit Holders at the January Special Meeting, the Trust entered into the First Amendment to the Amended and Restated Royalty Trust Indenture of San Juan Basin Royalty Trust to clarify the word “Trustee” as used in the Indenture, would include former trustees of the Trust for indemnification purposes and to permit a bank or trust company with capital, surplus and undivided profits of at least $15,000,000 to serve as successor trustee of the Trust. The effective date of PNC Bank’s resignation as Trustee and the effective date of Argent Trust Company’s appointment as successor Trustee was February 15, 2024.

Duration of the Trust

The Trust is not subject to any pre-set termination provisions based on a maximum volume of natural gas or oil to be produced or the passage of time. The Trust will terminate if (a) its gross revenue for each of two successive years is less than $1.0 million per year or, if earlier, (b) the Unit Holders of at least 75% of all the Units outstanding vote in favor of termination. Upon termination of the Trust, the Trustee must sell the Royalty and distribute the proceeds to Unit Holders after satisfying or establishing reserves to satisfy the liabilities of the Trust.

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

Additional Information

The principal office of the Trust is located at 3838 Oak Lawn Avenue, Suite 1720, Dallas, TX 75219 (toll-free telephone numbers 866-809-4553 and 855-588-7839). The Trust makes available (free of charge) its annual, quarterly, and current reports (and any amendments thereto) filed with the SEC through its website at www.sjbrt.com as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC. The Trust’s materials filed with the SEC are available at the SEC’s internet site, www.sec.gov. This site contains reports and, as applicable, proxy and information statements, and other information regarding the Trust and other issuers that file electronically with the SEC.

The Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee, 3838 Oak Lawn Avenue, Suite 1720, Dallas, TX 75219 (toll-free telephone number 866-809-4553 and 855-588-7839, email address: royaltytrustgroup@argenttrust.com), is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT. The tax information is generally posted by the Trustee on the Trust’s website: www.sjbrt.com.

ITEM 1A.	RISK FACTORS

Although risk factors are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks associated with an investment in Units of the Trust.

BUSINESS AND OPERATING RISKS

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of gas and, to a lesser extent, oil. Oil and gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust and Hilcorp. Factors that contribute to price fluctuation include, among others:

•	worldwide and regional economic conditions impacting the global supply of and demand for oil and natural gas;

•	the price and quantity of foreign imports and U.S. exports of oil and natural gas;

•	political conditions in major oil producing regions, especially in the Middle East and Russia, including the conflicts between Russia and Ukraine and Israel and Hamas;

•	the effects of armed conflict throughout the world on global oil and gas producing regions, countries, sea lanes, thoroughfares and the oil and gas markets;

•	expectations about future prices of, or the supply of and demand for oil and natural gas;

•	public health concerns, such as COVID-19;

•	technological advances affecting energy consumption, energy storage and energy supply;

•	the price and availability of alternative fuels;

•	the proximity, capacity, cost and availability of gathering, processing and transportation facilities;

•	U.S. federal, state and local governmental regulation and taxation;

•	government regulations, such as regulation of natural gas transportation and price controls;

•	energy conservation and environmental measures; and

•	acts of force majeure.

Lower oil and gas prices may reduce the amount of oil and gas that is economic to produce and reduce Net Proceeds to the Trust. The volatility of energy prices reduces the predictability of future cash distributions to Unit Holders.

Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future revenues to be too high.

The value of the Units of the Trust depends upon, among other things, the amount of reserves attributable to the Royalty and the estimated future value of the reserves. Estimating reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the properties underlying the Subject Interests will vary from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating reserves. Those factors and assumptions may include:

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

Operating risks for Hilcorp and other operators of the properties underlying the Subject Interests can adversely affect Trust distributions.

Royalty Income payable to the Trust is derived from the sale of natural gas and oil production following the gathering and processing of those minerals. These operations are subject to risk inherent in such activities, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks and litigation concerning routine and extraordinary business activities and events. These risks could result in substantial losses which are deducted in calculating the net proceeds paid to the Trust due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations.

Pandemics and other public health concerns, including a COVID-19 pandemic resurgence or emergence of new COVID-19 variants, are possible and could adversely affect global demand for oil and gas, the operators of the properties underlying the Subject Interests, the Royalty and the cash available for distribution to Unit Holders.

It is not possible to predict the impact a resurgence of COVID-19, the emergence of new strains or variants of COVID-19, or the occurrence of other pandemics or public health concerns may have on global demand for oil and gas. If prices are negatively impacted in the future, it is possible Hilcorp or any third-party operator of the properties underlying the Subject Interests could shut in or curtail production from wells on the properties underlying the Subject Interests or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices, without the consent of the Trust or the Trust Unit Holders. Substantial declines in and extended periods of decreased economic activity and depressed oil and natural gas prices have previously resulted in and may in future periods result in reductions in the amount of oil and natural gas that is economic to produce from the properties underlying the Subject Interests, reduced net proceeds to which the Trust is entitled, and elimination of cash available for distribution to Trust Unit Holders for an unknown period of time.

To the extent COVID-19, other health concerns, or mitigation efforts related thereto adversely affect production from the properties underlying the Subject Interests or the business, results of operations and financial condition of the operators of the properties underlying the Subject Interests, it may also have the effect of heightening many of the other risks described in this Form 10-K.

A bankruptcy of Hilcorp or any third-party operator could adversely affect the operation of the wells and the development of the proved undeveloped reserves and interrupt or decrease distributions to Trust Unit Holders.

The value of the Royalty and the Trust’s ultimate cash available for distribution are highly dependent on Hilcorp’s financial condition. The bankruptcy of Hilcorp or any third-party operator of the properties underlying the Subject Interests could impede the operation of the wells and the development of the proved undeveloped reserves and decrease distributions to the Trust Unit Holders. The ability to develop and operate the properties underlying the Subject Interests depends on Hilcorp’s future financial condition and economic performance and access to capital, which in turn will depend upon the supply of and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Hilcorp. Further, Hilcorp is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Exchange Act. Therefore, Trust Unit Holders do not have access to financial information about Hilcorp.

FINANCIAL RISKS

Mineral properties, such as the properties underlying the Subject Interests, are depleting assets and, if Hilcorp or other operators of the properties underlying the Subject Interests do not perform additional development projects, the assets may deplete faster than expected.

The Royalty Income payable to the Trust is derived from the sale of depleting assets. Accordingly, the portion of the distributions to Unit Holders (to the extent of depletion taken) may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the properties underlying the Subject Interests will affect the quantity of proved reserves. The timing and size of these projects will depend primarily on the market prices of natural gas. If Hilcorp does not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust.

Increased costs of production and development will result in decreased Trust distributions.

Production and development costs attributable to the properties underlying the Subject Interests are deducted in the calculation of net proceeds. Accordingly, higher production and development costs, without concurrent increases in revenues, decrease the share of net proceeds paid to the Trust as Royalty Income. If development and production costs of the properties underlying the Subject Interests exceed the proceeds of production from the properties underlying the Subject Interests, such excess costs are carried forward and the Trust will not receive a share of net proceeds for the properties underlying the Subject Interests until future net proceeds from production from such properties exceed the total of the excess costs. Development activities may not generate sufficient additional revenue to repay the costs; however, the Trust is not obligated to repay the excess costs except through future production.

War, military invasions, terrorism and continued geopolitical hostilities could adversely affect the Trust’s distributions to its Unit Holders or the market price of its Units.

The outbreak of war, military invasions, terrorist attacks and the threat of such violence, whether domestic or foreign, as well as military or other actions taken in response to such attacks or threats, could cause instability in the global financial, oil and natural gas markets. Such geopolitical hostilities could adversely affect the Trust’s distributions to its Unit Holders or the market price of its Units in unpredictable ways, including through the disruption of oil and natural gas supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the properties underlying the Subject Interests rely could be a direct target or an indirect casualty of such violence.

RISKS RELATED TO THE STRUCTURE OF THE TRUST

The Royalty can be sold and the Trust can be terminated in certain circumstances.

The Trust will be terminated and the Trustee must sell the Royalty if holders of at least 75% of the Units approve the sale or vote to terminate the Trust, or if the Trust’s gross revenue for each of two successive years is less than $1,000,000 per year. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the Unit Holders and Unit Holders will receive no further distributions from the Trust. The Trustee cannot provide assurances that any such sale will be on terms acceptable to all Unit Holders.

None of the Trustee, the Trust nor the Unit Holders control the operation or development of the properties underlying the Subject Interests.

Neither the Trustee nor the Unit Holders can influence or control the operation or future development of the properties underlying the Subject Interests. The properties underlying the Subject Interests are owned by Hilcorp and Hilcorp operates the majority of such properties and handles the calculation of the net proceeds attributable to the Royalty and the payment of Royalty Income to the Trust.

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

RISKS RELATED TO OWNERSHIP OF THE TRUST UNITS

If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust Units.

Under the continued listing requirements of the NYSE, a company will be considered to be out of compliance with the exchange’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (“Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”). Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, a company’s shares may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such shares. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the company’s shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements.

The market price for the Trust Units may not reflect the value of the Royalty held by the Trust.

The trading price for publicly traded securities similar to the Trust Units tends to be tied to recent and expected levels of cash distributions as well as oil and natural gas prices. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil and natural gas production from the properties underlying the Subject Interests and the timing and amount of direct operating expenses and development expenses. Consequently, the market price for the Trust Units may not necessarily be indicative of the value that the Trust would realize if it sold the Royalty to a third-party buyer. In addition, such market price may not necessarily reflect the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid with respect to the Trust Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a Trust Unit Holder over the life of these depleting assets may not equal or exceed the purchase price paid by the Trust Unit Holder.

The limited liability of Trust Unit Holders is uncertain.

The Trust Unit Holders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust does not include the interposition of a limited liability entity such as a corporation or limited partnership which would provide further limited liability protection to Trust Unit Holders. While the Trustee is liable for any excess liabilities incurred if the Trustee fails to ensure that such liabilities are to be satisfied only out of Trust assets, under the laws of Texas, which are unsettled on this point, a Unit Holder may be jointly and severally liable for any liability of the Trust if the satisfaction of such liability was not contractually limited to the assets of the Trust and the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, Trust Unit Holders may be exposed to personal liability.

LEGAL, ENVIRONMENTAL, AND REGULATORY RISKS

The operators of the properties underlying the Subject Interests are subject to extensive governmental regulation.

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

Government action, policies or regulations designed to discourage production, reduce demand for, or promote alternatives to oil and natural gas could impact the price of oil and natural gas produced on the properties underlying the Trust’s Subject Interests, directly as intended or through unintended consequences.

Governments around the world are considering actions intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for oil and natural gas products or the promotion of alternative energy sources. These include the adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector.

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

Hilcorp has informed the Trust that it does not believe that actions undertaken by President Biden’s administration to curtail future leases for natural gas and oil drilling on federally owned land will impact the Subject Interests because, at the present time, they do not impact current leases.

The Biden administration announced in September 2023 that it has moved to shut down future development of oil, gas and mining activity on approximately 4,200 acres in Sandoval County, New Mexico for the next 50 years. Hilcorp has informed the Trust that the proposed tracts are not within the production area of the Subject Interests or part of any future proposed development plans.

Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the properties underlying the Trust’s Subject Interest to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce net proceeds to the Trust. Any policy that increases the costs for operators of the properties underlying the Subject Interests or decreased market prices could have a material impact on the distributable income of the Trust.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in Hilcorp incurring increased costs, additional operating restrictions or delays and fewer potential drilling locations.

In recent years there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies and to induce seismic events. As a result, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In the event that new federal restrictions relating to the hydraulic fracturing process are adopted in areas where the properties underlying the Subject Interests are located, Hilcorp and outside operators may incur additional costs or permitting requirements to comply with such federal requirements that may be significant and that could result in added delays or curtailment in the pursuit of exploration, development or production activities, which would in turn reduce the oil and natural gas produced from the properties underlying the Subject Interests.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs for operators in the production of oil and natural, including from the developing shale plays, or could make it more difficult for Hilcorp and outside operators to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in Hilcorp’s completion of new oil and natural gas wells on the properties underlying the Subject Interests and an associated decrease in the cash distributable to Trust Unit Holders.

CYBERSECURITY RISKS

The Trustee may be subject to attempted cybersecurity disruptions from a variety of sources.

The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on cybersecurity followed up by testing of that knowledge. Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, the Trustee could be adversely affected. The Trust is also exposed to potential harm from cybersecurity events that may affect the operations of third parties, including suppliers, service providers (including providers of cloud-hosting services for data or applications), and customers. Cybersecurity disruptions could cause physical harm to people or the environment, damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt business operations. The Trust could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigations, or reputational harm.

TAX RISKS RELATED TO THE TRUST UNITS

Trust Unit Holders are required to pay U.S. federal income taxes on their share of the Trust’s income, even if they do not receive any cash distributions from the Trust.

Trust Unit Holders are treated as if they own the Trust’s assets and receive the Trust’s income and are directly taxable thereon as though the Trust were not in existence. Because the Trust generates taxable income that can be different in amount than the cash the Trust distributes, Trust Unit Holders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes, on their share of the Trust’s taxable income even if they receive no cash distributions from the Trust. Trust Unit Holders may not receive cash distributions from the Trust equal to their share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

Unit Holders should consult their own tax advisor regarding state tax requirements, if any, applicable to ownership of Trust Units.

The tax treatment of an investment in Trust Units could be affected by recent and potential legislative changes, possibly on a retroactive basis.

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (TCJA) was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust Unit Holder’s allocable share of certain income from the Trust. The TCJA is complex and Unit Holders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust Units. In addition, the current administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust Unit Holders.

Any modification to the U.S. federal income tax laws or interpretations thereof may be applied retroactively and could adversely affect the Trust’s business, financial condition or results of operations. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, or whether any adverse interpretations will be used. Any such changes or interpretations could negatively impact the value of an investment in the Trust Units.

A portion of any gain recognized on the disposition of the Trust Units could be taxed as ordinary income.

A Trust Unit Holder who sells his Trust Units will recognize a gain or loss equal to the difference between the amount realized and the Trust Unit Holder’s adjusted tax basis in those Trust Units. A substantial portion of any gain recognized may be taxed as ordinary income due to potential recapture items, including depletion recapture.

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust Units based upon the monthly record date. The IRS may challenge this treatment.

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust Units each month based upon the ownership of the Trust Units on the monthly record date, instead of the date a particular Trust Unit is transferred. The IRS could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the affected Trust Unit Holders and result in an increase in the administrative expense of the Trust in subsequent periods.

The Trust has not requested a ruling from the IRS regarding the tax treatment of the Trust. If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for U.S. federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust Unit Holders.

If the Trust were not treated as a grantor trust for U.S. federal income tax purposes, the Trust should be treated as a partnership for such purposes. Although the Trust would not become subject to U.S. federal income taxation at the entity level as a result of treatment as a partnership, and items of income, gain, loss and deduction would flow through to the Trust Unit Holders, the Trust’s tax reporting requirements would be more complex and costly to implement and maintain, and its distributions to Trust Unit Holders could be reduced as a result.

If the Trust were treated for U.S. federal income tax purposes as a partnership, it would likely be subject to new audit rules that alter the procedures for auditing large partnerships and assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. These rules effectively would impose an entity level tax on the Trust, and Trust Unit Holders might have to bear the expense of the adjustment even if they were not Trust Unit Holders during the audited taxable year.

Neither Hilcorp nor the Trustee has requested a ruling from the IRS regarding the tax status of the Trust, and neither Hilcorp nor the Trust can assure you that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit.

Trust Unit Holders should be aware of any possible state tax implications of owning Trust Units.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The Trust does not have a board of directors, so the Trustee is responsible for oversight of the Trust’s risks from cybersecurity threats. The Trustee has dedicated personnel that are responsible for assessing and managing the Trust’s cyber risk management program, informing senior management of the Trustee regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. The Trustee’s information technology team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Trustee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. External partners are a key part of the Trustee’s cybersecurity protocols and policies. The Trustee works with leading firms in the cybersecurity industry, leveraging their technology and expertise to monitor and maintain the performance and effectiveness of products and services that are used by the Trustee.

The Trustee maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, which processes are integrated into the Trustee’s overall risk management process. The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. The protocols are based on recognized best practices and standards for cybersecurity and information technology. The Trustee has an annual assessment, performed by a third-party vendor, of the Trustee’s cyber risk management program.

Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors.

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See “Risk Factors – Cybersecurity Risks.”

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

The Subject Interests

The Subject Interests consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. According to the information provided by Hilcorp, there were, as of December 31, 2023, 4,371 gross (827.4 net) wells on the properties underlying the Subject Interests, calculated on a well bore basis and not including multiple completions as separate wells, of which approximately 998 gross (287.9 net) wells were Multiple Completion Wells, resulting in a total of 5,444 gross (1,148.5 net) completions.

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

Coal seam natural gas constituted approximately 10.6% of the Trust’s proved natural gas reserves as of December 31, 2023. The process of removing coal seam natural gas is often referred to as degasification or desorption. Millions of years ago, natural gas was generated in the process of coal formation and absorbed into the coal. Water later filled the natural fracture system. When the water is removed from the natural fracture system, reservoir pressure is lowered, and the natural gas desorbs from the coal. The desorbed natural gas then flows through the fracture system and is produced at the well bore. The volume of formation water production typically declines with time and the natural gas production may increase for a period of time before starting to decline. Typically, the volumes of natural gas produced from a Coal Seam Well decline more rapidly than those of Conventional Wells. In order to dispose of the formation water, surface facilities including pumping units are required. The price of coal seam natural gas is typically lower than the price of conventional natural gas. This is because the heating value of coal seam natural gas is much lower than that of conventional natural gas due to (i) ever increasing percentages of carbon dioxide in coal seam natural gas (carbon dioxide has no heating value), and (ii) the absence of heavier hydrocarbons such as ethanes, propanes, and butanes, which are present in conventional natural gas. Furthermore, the production costs and processing fees for coal seam natural gas are typically higher than the processing fees for conventional natural gas due to the cost of extracting the carbon dioxide.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by Hilcorp.

2024 Capital Expenditure Budget

On February 16, 2024, the Trust announced that Hilcorp had provided the Trust with its 2024 capital project plan for the Subject Interests (the “2024 Plan”), and Hilcorp has estimated its 2024 capital expenditures for the Subject Interests to be $36.0 million. This plan was updated on March 6, 2024, with a reduction of approximately $2.0 million, bringing the total estimate of 2024 capital expenditures to $34.0 million.

Hilcorp informed the Trust that its 2024 Plan will allocate approximately $25.0 million of the 2024 Plan’s budget toward two drilling projects in the Mancos formation. Approximately $8.0 million of the 2024 Plan’s budget will be allocated to 36 well recompletions and workovers scheduled to be completed in the Mesaverde and Fruitland Coal formations. Approximately $1.0 million of the 2024 Plan’s budget will be allocated to facilities projects related to natural gas compression. Hilcorp further informed the Trust that its planned project status for 2024 is subject to revision if Hilcorp revises its assumptions underlying the 2024 Plan, in which event the actual capital costs may vary from these estimates.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for each of the two years ended December 31, 2023, were as follows:

	For the year ended December 31,
	2023		2022
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	23,447,077	43,959	24,483,167	35,386
Royalty	8,881,158	29,275	13,971,762	23,637
Average Price (per Mcf/Bbl)	$4.69	$66.34	$5.54	$86.73

Production costs for natural gas and oil attributable to the Subject Interests for the two years ended December 31, 2023, were as follows:

	2023	2022
Total Production Costs (including capital expenses)	$43,492,282	$44,279,207
Average Production Costs per unit of Production	$1.8549	$1.8086
Lease Operating Expenses	$27,348,678	$26,229,213
Average Lifting Cost per unit of Production	$1.1664	$1.0713

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

Hilcorp’s sales contracts with Chevron Natural Gas (“Chevron”) and EDF Trading North America LLC (“EDF”) automatically renewed for an additional one-year term and now expire on March 31, 2025. Each of Hilcorp’s sales contracts with EDF and Chevron provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin. Hilcorp’s natural gas sales contract with New Mexico Gas Company, Inc. automatically renewed for an additional one-year term and now expires on March 31, 2025. The contract provides for the sale of certain winter-only natural gas supplies processed at the Kutz plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin.

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

Oil and Natural Gas Reserves

Proved Reserves

All of the Trust’s reserves are located in the San Juan Basin. Total proved Developed and Undeveloped Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2023, were as follows:

	Proved Reserves(1)(2)
Reserves Category	Natural Gas (MMcf)	Crude Oil and Condensate (MBbls)
Developed	57,488	186
Undeveloped	9,134	-

Total Proved	66,622	186

(1)

Proved reserves were calculated using prices equal to the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for each of the preceding 12 months, which were $2.64 per MMBtu (Henry Hub) of natural gas and $78.22 per Bbl (West Texas Intermediate) of oil. The adjusted volume-weighted average prices over the life of the properties were $2.50 per Mcf of gas and $67.59 per Bbl of oil.

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

Estimated quantities of proved Developed Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2023 and 2022 were as follows:

	2023	2022
Natural Gas (MMcf)	57,488	146,641
Crude Oil and Condensate (MBbls)	186	353

Proved Undeveloped Reserves

Based on information provided by Hilcorp and analysis by the Trust’s independent reserve engineer, there were 9,135 MMcf of proved undeveloped reserves identified as of December 31, 2023. There were no proved undeveloped reserves identified in 2022. The increase in proved undeveloped reserves was due to Hilcorp’s plan for two drilling projects in the Mancos formation in 2024.

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

Third-Party Reserves

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust has verified the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and natural gas reserves as of December 31, 2022 and 2023 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 35 years of practice experience in petroleum engineering and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Regulation

General

Exploration for and production and sale of oil and natural gas are extensively regulated at the national, state, and local levels. These laws may govern a wide variety of matters, including allowable rates of production, transportation, marketing, pricing, well construction, water use, prevention of waste, waste disposal, pollution, and protection of the environment. These laws, regulations and orders have in the past, and may again, restrict the rate of oil and natural gas production below the rate that would otherwise exist in the absence of such laws, regulations, and orders.

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

Any transportation of crude oil, natural gas liquids and purity components (ethane, propane, butane, iso-butane, and natural gasoline) by rail is also subject to regulation by the DOT’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and the DOT’s Federal Railroad Administration (“FRA”) under the Hazardous Materials Regulations at 49 CFR Parts 171-180 (“HMR”), including Emergency Orders by the FRA and new regulations being proposed by the PHMSA, arising due to the consequences of train accidents and the increase in the rail transportation of flammable liquids.

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

Environmental Regulation

General. Activities on the Subject Interests are subject to existing stringent and complex federal, state and local laws (including case law) and regulations governing health, safety, environmental quality and pollution control. Those requirements have frequently changed, and new programs may be even more stringent. Failure to comply with applicable health, safety and environmental laws, rules and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Subject Interests. Accordingly, these regulations often require difficult and costly compliance measures.

Waste Handling. The Resource Conservation and Recovery Act (“RCRA”), as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA and its state analogs, it is possible that some wastes the operators of the Subject Interests generate presently or in the future could be subject to regulation under RCRA and state analogs. Legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” If the EPA proposes a rulemaking for revised oil and gas waste regulations in the future, any such changes in the laws and regulations could have a resulting increase in production costs that may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests.

Cleanup. Under certain environmental laws and regulations, the operators of the Subject Interests could be subject to strict, joint and several liability for the removal or remediation of property contamination, whether at a drill site or a waste disposal facility, even when the operators did not cause the contamination, or their activities were in compliance with all applicable laws at the time the actions were taken. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, for example, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons for releases into the environment of a “hazardous substance.” Liable persons may include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who arranged for the disposal of a hazardous substance at a site. Under CERCLA and similar statutes, government authorities or private parties may take actions in response to threats to the public health or the environment and sue responsible persons for the associated costs; government authorities also may direct responsible persons to implement cleanup measures. Although CERCLA excludes “petroleum” from the definition of hazardous substance, in the course of operations, the working interest owner and/or the operator of Subject Interests may have generated and may generate materials that fall outside of this exclusion and that could trigger cleanup liabilities. In addition, the Subject Interests have produced oil and/or natural gas for many years, and previous operators may have disposed or released hydrocarbons, wastes or hazardous substances at the Subject Interests. The operator of the Subject Interests or the working interest owners may be responsible for all or part of the costs to clean up any such contamination. Although the Trust is not the operator of any Subject Interests, or the owner of any working interest, its ownership of the Royalty could cause it to be responsible for all or part of such costs to the extent CERCLA, or any similar statute, imposes responsibility on such parties as “owners.”

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act (“CWA”), the Safe Drinking Water Act, the Oil Pollution Act of 1990 (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into waters of the United States (“WOTUS”), as well as state waters for analogous state programs. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or applicable state analog. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit from the U.S. Army Corps of Engineers (the “Corps”). In May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. In the wake of the Sackett decision, several states have developed their own wetlands policies or regulatory programs to address discharges to intra-state waters that may no longer be regulated as WOTUS.

The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. EPA and various states also impose permitting requirements for the disposal of produced water by underground injection.

The OPA is the primary federal law for oil spill liability and contains numerous requirements relating to the prevention of and response to petroleum releases into WOTUS, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must develop and maintain facility response contingency plans and maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters.

These permitting requirements could create additional production costs, and any noncompliance with the CWA or the OPA may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations that the operator of the Subject Interests or the working interest owners may be responsible.

Climate Change. Mitigating climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations, and the Biden Administration has pursued executive actions to address climate change. At the international level, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCCC”) resulted in nearly 200 countries, including the United States, coming together to develop the Paris Agreement, intended to nationally determine their contributions and set greenhouse gas (“GHG”) emission reduction goals every five years beginning in 2020. In February 2021, as a party to the Paris Agreement, the U.S. announced a target to achieve a 50% to 52% reduction from 2005 levels in economy-wide GHG emissions by 2030. Accordingly, the Biden administration has set ambitious domestic targets for curbing climate change, such as making the U.S. power sector climate neutral by 2035 and achieving a net-zero emissions economy by 2050. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector.

The Inflation Reduction Act (“IRA”) was signed into law in August 2022 and contains many provisions that address climate change by creating incentives to use alternative fuels and sources of energy: Methane Emissions and Waste Reduction Incentive Program, which requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. To implement the program, the IRA requires revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the IRA. Among other things, the proposed rule would expand the emissions events that are subject to reporting requirements to include “other large release events” and apply reporting requirements to certain new sources and sectors. The rule is expected to be finalized in the spring of 2024 and become effective on January 1, 2025, in advance of the deadline for GHG reporting for 2024 (March 2025). The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. The Methane Emissions Reduction Program in the IRA (Sec. 60113) also gives the Environmental Protection Agency (“EPA”) the ability to impose charges on methane emitted by certain oil and gas companies. The charges will start in 2024 and apply to facilities that emit over 25,000 metric tons of carbon dioxide equivalent unless exemptions are available. Funding under the IRA also provides grant money for methane and greenhouse gas emission mitigation activities.

The IRA aims to reduce U.S. GHG emissions by approximately 40% by 2030 compared with 2005 levels and put the United States on course for its commitment to attain a net-zero economy by 2050. In addition, many state and local governments have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to developing programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, the development of greenhouse gas inventories or encouraging the use of renewable energy or alternative low-carbon fuels. The impact such regulation may have on the amount of Royalty and Royalty Income paid to the Trust by Hilcorp or subsequent operators of the Subject Interests is difficult to predict.

In addition, federal agencies are building upon their existing programs, like those governed by the Clean Air Act, as amended (the “CAA”), to impose new climate controls. In 2009, EPA issued an “Endangerment Finding” under Section 202(a) of the CAA, concluding GHG pollution threatens the public health and welfare of future generations. And EPA has required annual reporting of GHG for persons operating certain types of industrial facilities, including oil and natural gas production, transmission and storage operations that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The data collected through the reporting rules has helped to provide a basis for promulgating GHG emission limits.

Air Emissions. The CAA and comparable state and local laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and modified and existing facilities may be required to obtain additional permits. As a result, operators may need to incur capital costs in order to remain in compliance. Obtaining or renewing permits also has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties and seek injunctive relief for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. The operators of the Subject Interests are responsible for maintaining compliance with all applicable air emissions regulations and holding all necessary and valid construction and operating permits for operations.

A number of those rules have addressed emissions from the oil and gas industry. On August 16, 2012, for example, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for sources of oil and natural gas production, and an air toxics standard for sources of natural gas transmission and storage. That rule generally required all hydraulically fractured or refractured natural gas wells to be completed using so-called “green completion” technology, which significantly reduces VOC emissions. Limiting those emissions of VOCs has the co-benefit of also limiting methane, a greenhouse gas. These regulations, referred to as New Source Performance Standards (“NSPS”) Subpart OOOO, also apply to storage tanks and other equipment in the affected oil and natural gas industry segments. In May 2016, EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane, VOCs, and other emissions from new and existing sources in the oil and natural gas sector. Among other things, these rules applied green completion requirements to newly fractured and re-fractured oil wells. Rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues. In December 2023, EPA finalized new rules for oil and gas sources that would (i) ensure all wells are routinely monitored for leaks, (ii) encourage use of innovative and advanced monitoring, (iii) impose strengthened emission standards for certain equipment, and (iv) require states to reduce methane emissions from existing sources. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. States have also begun to regulate through their New Source Performance Standards (“NSPS”) and other air emissions programs the emission of VOCs and methane from oil and gas production process equipment, storage tanks and produced water impoundments and other assets. The ultimate scope of these regulations remains uncertain; however, any resulting increase in production costs may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests.

The oil and gas industry also is likely to be indirectly affected by EPA rulemakings covering other industry sectors. For example, in 2015 EPA promulgated its Clean Power Plan, which imposed greenhouse gas emissions limits on U.S. power plants. In the Trump Administration, EPA replaced the Clean Power Plan with the Affordable Clean Energy rule, which interpreted the Clean Air Act as limiting the scope of the federal government’s authority to establishing only source-specific (or “inside the fence line”) emissions reduction requirements for coal-fired power plants. The D.C. Circuit vacated the Affordable Clean Energy rule, but the Supreme Court reversed the vacatur and ruled the Clean Power Plan was invalid. On May 11, 2023, the EPA issued a proposed rulemaking to replace the Affordable Clean Energy rule with new standards governing emissions from fossil-fuel-fired power plants (EPA-HQ-OAR-2023-0072) and supplemented its proposal on November 15, 2023. The EPA therefore may adopt more stringent limits on GHG emissions and incentivize alternative energy sources. Adoption of any such requirements could reduce demand for oil and gas generally, including oil and natural gas produced from the Subject Interests, and could increase the cost of operations of the Subject Interests, which could result in a loss of reserves or revenues to the Trust. The impact such regulation may have on the amount of Royalty and Royalty Income paid to the Trust by Hilcorp or subsequent operators of the Subject Interests is difficult to predict.

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

Hilcorp has informed the Trust that it does not believe that actions undertaken by President Biden’s administration to curtail future leases for natural gas and oil drilling on federally owned land will impact the Subject Interests because, at the present time, they do not impact current leases.

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

On March 8, 2024, Plaintiff’s First Amended Petition was filed in a lawsuit styled Michael Tollett v. Enterprise Products Partners, LP, Primoris Energy Services Corporation, and Bayou Electrical Services, LLC, No. 2023-79550 in the 127th District Court in Harris County, Texas. That amended petition named additional defendants, including among others, Hilcorp San Juan Basin Royalty Trust (sic). The litigation seeks damages for an alleged personal injury. Following discussions between counsel for the Trust and the Plaintiff’s counsel, a proposed Plaintiff’s Motion to Nonsuit without Prejudice (the “Motion”) was agreed upon and filed. The Motion was granted by the court on March 27, 2024, releasing the Trust from the litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF UNITS

Units of Beneficial Interest

The Trust’s units of beneficial interest (the “Units”) are traded on the New York Stock Exchange under the symbol “SJT.”

Cash Distributions

The Trust makes monthly cash distributions to the Unit Holders. The aggregate monthly distribution amount is the excess of (i) the Royalty Income attributable to the Royalty paid to the Trustee of the Trust, plus any decrease in cash reserves previously established for liabilities and contingencies of the Trust, over (ii) the expenses and payments of liabilities of the Trust, plus any net increase in cash reserves. Future payments of cash distributions are dependent on such factors as prevailing natural gas and oil prices, expenses, increases in cash reserves and the actual production from the Subject Interests. True-ups from prior periods may also impact the ability of the Trust to pay distributions or may affect the amount of distributions payable to the Unit Holders.

Unit Holders

According to the records of the Trust’s transfer agent, as of March 22, 2024, there were 46,608,796 Units outstanding held by 753 Unit Holders of record. The actual number of Unit Holders is greater than these numbers of Unit Holders of record and includes Unit Holders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of Unit Holders of record also does not include Unit Holders whose Units may be held in trust by other entities.

Equity Compensation Plans

The Trust has no directors, executive officers, or employees. Accordingly, the Trust does not maintain any equity compensation plans, and there are no Units reserved for issuance under any such plans.

ITEM 6.	RESERVED

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The principal asset of the Trust is the Royalty, which consists of a 75% net overriding royalty interest that burdens the Subject Interests located in the San Juan Basin. The primary function of the Trustee is to collect the Royalty Income, to pay all expenses and charges of the Trust and to distribute the remaining available income to the Unit Holders. The amount of income distributable to Unit Holders, which is referred to herein as “Distributable Income,” depends on the amount of Royalty Income and interest received by the Trust, as well as the amount of expenses paid by the Trust and any change in cash reserves.

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

The amount of Gross Proceeds attributable to the Subject Interests depends on prevailing natural gas prices and, to a lesser extent, crude oil prices. As a result, commodity prices affect the amount of Royalty Income available for distribution to the Unit Holders. During 2023, the price of natural gas Gross Proceeds for production from the Subject Interests decreased from an average price for natural gas of $5.54 per Mcf in 2022 to $4.69 per Mcf in 2023. The price for oil Gross Proceeds decreased from an average price of $86.73 per Bbl in 2022 to $66.34 per Bbl in 2023.

The amount of Gross Proceeds depends on the volumes of natural gas and oil produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new natural gas and oil assets, and, as a result, Royalty Income is dependent on the natural gas and oil volumes attributable to the Subject Interests. Although Hilcorp and other operators of the Subject Interests may conduct drilling operations or well recompletions in the near term, the Subject Interests are depleting assets; Hilcorp has informed the Trust that it is unable to estimate the productive life of the Subject Interests. The reduction in proved reserve quantities is a common measure of depletion. Hilcorp’s (or a future operator’s) capital investments in the Subject Interests will affect the quantity of proved reserves and can offset any reduction in proved reserves. Lower commodity prices may also cause Hilcorp to reduce drilling operations, workover, and/or recompletions, thus reducing the volume of natural gas and oil produced from the Subject Interests. Hilcorp did not conduct any new drill projects within the Subject Interests in 2023 or 2022; however, it did conduct 20 recompletes and workovers in 2023.

On February 16, 2024, the Trust announced that Hilcorp had provided the Trust with its 2024 capital project plan for the Subject Interests (the “2024 Plan”), and Hilcorp has estimated its 2024 capital expenditures for the Subject Interests to be $36.0 million. This plan was updated on March 6, 2024, with a reduction of approximately $2.0 million, bringing the total estimate of 2024 capital expenditures to $34.0 million.

Hilcorp informed the Trust that its 2024 Plan will allocate approximately $25.0 million of the 2024 Plan’s budget toward two drilling projects in the Mancos formation. Approximately $8.0 million of the 2024 Plan’s budget will be allocated to 36 well recompletions and workovers scheduled to be completed in the Mesaverde and Fruitland Coal formations. Approximately $1.0 million of the 2024 Plan’s budget will be allocated to facilities projects related to natural gas compression. Hilcorp further informed the Trust that its planned project status for 2024 is subject to revision if Hilcorp revises its assumptions underlying the 2024 Plan, in which event the actual capital costs may vary from these estimates.

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

Distributable Income. In addition to Royalty Income, the Trust receives interest income, typically from interest paid on cash deposits. General and administrative expenses constitute the Trust’s primary expense and include, among other items, the Trustee’s fees, audit, consulting, and legal fees and reporting costs.

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. Total cash reserves were $1.0 million as of December 31, 2022, and 2023. The Trustee anticipates increasing the established amount of cash reserves to $2.0 million in 2024, in response to the substantial increase in capital expenditures projected by Hilcorp for 2024 (under Hilcorp’s 2024 Plan) and the potential that such increase materially reduces or eliminates distributions to the Trust for a period of time.

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

Gross Proceeds and Severance Tax Estimates. Hilcorp began their transition to a new accounting system effective with January 2021 production (March 2021 reporting month), and initially reported estimated revenues and severance taxes on the distributions to the Trust. Hilcorp informed the Trust that it completed the transition to its new accounting system and began to report actual, not estimated, revenue and expenses for operated wells beginning with the June 2021 production month (August 2021 reporting month). Hilcorp’s process of reconciling actual revenue and severance taxes to the previously reported estimates, and the reversal and rebooking of the actualized revenues for 2021 production months for non-operated properties, was completed in the February and March 2022 reporting months.

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

In January 2023, Hilcorp notified the Trust that the accounting project, begun in 2021 to review the production volume allocations for 2017 through 2020, had been completed. These reallocations affected the volumes for many of the Trust properties and may result in future revisions to previously reported revenues and severance taxes. On February 17, 2023, Hilcorp presented initial proposed adjustments for 2017 revenues. The Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analysis of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by the Trust’s professional consultants and outside counsel to ensure full compliance with all the underlying operative Trust agreements and evaluating all available remedies in the event there is evidence of non-compliance.

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

Results of Operations

Royalty Income consists of 75% of the monthly Net proceeds attributable to the Royalty. Royalty Income for the two years ended December 31, 2023, was determined as shown in the following table:

	For the years ended December 31,
	2023		2022
Gross Proceeds from the Subject Interests:
Natural Gas	$110,070,615		$135,603,914
Oil	2,916,121		3,069,153
Other	1,492,304	(1)	10,951,453	(2)

Total	114,479,040		149,624,520

Production Costs:
Severance tax – natural gas	13,629,222		16,712,086
Severance tax – oil	315,641		353,559
Lease operating expense and property tax	27,348,678		26,229,213
Capital expenditures	2,198,741		984,349

Total	43,492,282		44,279,207

Net profits	70,986,758		105,345,313
Net overriding royalty interest	75%		75%

Royalty Income	$53,240,068		$79,008,985

(1)

Revenue comprised of an audit settlement payment and related interest for the 2017 through 2020 disputed expenses audit, and revenue related to a February 2023 true-up for documented October 2022 revenues missing from the January 2023 revenue distribution, plus interest.

(2)

Revenue and estimated revenue related to audit exceptions with interest, revenue from prior period non-operated revenue true-ups and related interest, revenue from non-operated properties offset by Hilcorp’s true-ups, adjustments of non-operated revenue for the production months November 2020 through October 2021, and revenue and interest related to corrections associated with Hilcorp’s process reviews.

Gross Proceeds from Subject Interests. Gross Proceeds decreased $35.1 million, or 23.5%, to $114.5 million for the year ended December 31, 2023, as compared to $149.6 million for the year ended December 31, 2022. The decrease was due primarily to lower natural gas prices.

Capital Expenditures. The capital expenditures reported by Hilcorp for 2023 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Net Proceeds in the month they accrue, and projects within a given year’s budget often extend into subsequent years. With respect to any wells operated by third parties other than Hilcorp, Hilcorp’s share, if any, of capital expenditures for the year ended December 31, 2023, may not be paid until 2024 or later. For a summary of Hilcorp’s planned 2024 capital expenditures, see Liquidity and Capital Resources.

Capital expenditures increased approximately $1.2 million, or 123.4%, to $2.2 million for the year ended December 31, 2023, as compared to $1.0 million for the year ended December 31, 2022. Hilcorp allocated its 2023 capital spending primarily toward well recompletions and workovers. Hilcorp did not conduct any new drill projects within the Subject Interests in 2023.

Severance Taxes. Aggregate severance taxes decreased $3.1 million, or 18.3%, to $13.9 million for the year ended December 31, 2023, as compared to $17.1 million for the year ended December 31, 2022. The decrease was primarily attributable to lower revenue in 2023.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $1.1 million, or 4.3%, to $27.3 million for the year ended December 31, 2023, as compared to $26.2 million for the year ended December 31, 2022. Monthly lease operating expenses of the Subject Interests, including property taxes, in 2023 averaged approximately $2.3 million, compared to $2.2 million in 2022. The increase is primarily due to repairs, maintenance, recompletes, and workovers.

Distributable Income

	For the years ended December 31,
	2023	2022
Royalty Income	$53,240,068	$79,008,985
Interest Income	147,371	57,186

Total Income	53,387,439	79,066,171
Expenditures – General and Administrative	1,749,519	1,466,718

Distributable Income	$51,637,920	$77,599,453

Distributable Income per Unit (46,608,796 Units)	$1.107901	$1.664908

Distributable Income decreased $26.0 million, or 33.5%, to $51.6 million ($1.107901 per Unit) for the year ended December 31, 2023, as compared to $77.6 million ($1.664908 per Unit) for the year ended December 31, 2022. The decrease in Distributable Income from 2022 to 2023 was primarily attributable to lower natural gas prices, which resulted in decreased Royalty Income in 2023.

Interest Income. Interest Income in 2023 increased as compared to 2022 due to higher yields on short-term investments.

General & Administrative Expenses. General and administrative expenses increased $0.28 million, or 19%, to $1.75 million for the year ended December 31, 2023, as compared to $1.5 million for the year ended December 31, 2022. The increase was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust, as well as to costs associated with the proxy solicitation process and Unit Holder meetings.

Liquidity and Capital Resources

The Trust’s principal source of liquidity and capital is Royalty Income. The Trust’s distribution of income to Unit Holders is funded by Royalty Income after payment of Trust expenses. The Trust is not liable for any production costs or liabilities attributable to the Royalty. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance. If the Trustee determines that the Trust does not have sufficient funds to pay its liabilities, the Trustee may borrow funds on behalf of the Trust, in which case no distributions will be made to Unit Holders until such borrowings are repaid in full. The Trustee may not sell or dispose of any part of the assets of the Trust without the affirmative vote of the Unit Holders of 75% of all the Units outstanding; however, the Trustee may sell up to 1% of the value of the Royalty (as determined pursuant to the Indenture) during any 12-month period without the consent of the Unit Holders.

In the event the Trust does not receive sufficient Royalty Income from Hilcorp, the Trust believes it has sufficient capacity to draw upon the cash reserve amount or borrow funds against the Royalty to cover the Trust’s operating expenses for the following 12-month period.

Cash Reserves. Total cash reserves did not change in 2023. Total cash reserves were $1.0 million as of December 31, 2022 and 2023. The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. The Trustee anticipates increasing the established amount of cash reserves to $2.0 million in 2024, in response to the substantial increase in capital expenditures projected by Hilcorp for 2024 (under Hilcorp’s 2024 Plan) and the potential that such increase materially reduces or eliminates distributions to the Trust for a period of time.

2024 Capital Expenditure Budget

On February 16, 2024, the Trust announced that Hilcorp had provided the Trust with its 2024 capital project plan for the Subject Interests (the “2024 Plan”), and Hilcorp has estimated its 2024 capital expenditures for the Subject Interests to be $36.0 million. This plan was updated on March 6, 2024, with a reduction of approximately $2.0 million, bringing the total estimate of 2024 capital expenditures to $34.0 million.

Hilcorp informed the Trust that its 2024 Plan will allocate approximately $25.0 million of the 2024 Plan’s budget toward two drilling projects in the Mancos formation. Approximately $8.0 million of the 2024 Plan’s budget will be allocated to 36 well recompletions and workovers scheduled to be completed in the Mesaverde and Fruitland Coal formations. Approximately $1.0 million of the 2024 Plan’s budget will be allocated to facilities projects related to natural gas compression. Hilcorp further informed the Trust that its planned project status for 2024 is subject to revision if Hilcorp revises its assumptions underlying the 2024 Plan, in which event the actual capital costs may vary from these estimates.

Contractual Obligations

As of December 31, 2023, the Trust had no obligations or commitments to make future contractual payments other than the trustee fee payable to the Trustee. Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100.0 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were $120,108 and $90,815 for the years ended December 31, 2023 and 2022, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, see Item 8. Financial Statements and Supplementary Data, Note 3.

Results of the 4th Quarters of 2023 and 2022

For the three months ended December 31, 2023, Distributable Income decreased to $3.6 million ($0.077927 per Unit), or 88%, as compared to $28.8 million ($0.617388 per Unit) for the three months ended December 31, 2022.

The decrease in Distributable Income in the fourth quarter of 2023 compared to the fourth quarter of 2022 was primarily attributed to decreased production and lower revenue due to lower natural gas pricing in the fourth quarter of 2023, and to higher revenue from sales of natural gas and oil and certain adjustment payments received from Hilcorp in the fourth quarter of 2022 as discussed below.

In the October 2022 reporting month, the Trust received $10,078,805 in other revenues and interest related to adjustments associated with Hilcorp process reviews. In the December 2022 reporting month, other revenue was reduced by $497,181 to correct the prior month’s settlement differences and related interest. Hilcorp has informed the Trustee that it has implemented additional controls to enhance the reporting process and reduce the need for future corrections.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2023 and 2022 were as follows:

	Three months ended December 31,
	2023	2022
Subject Interests
Gas — Mcf	5,980,620	6,145,461
Mcf per Day	65,007	66,798
Average Gross Proceeds Price (per Mcf)	$2.57	$6.52
Oil — Bbls	11,957	8,125
Bbls per Day	130	88
Average Gross Proceeds Price (per Bbl)	$70.85	$78.32
Attributable to the Royalty
Gas — Mcf	1,507,989	3,687,334
Oil — Bbls	7,976	5,345

The average price of gas decreased in the fourth quarter of 2023 compared to the same period of 2022 by $3.95 per Mcf. The average price per barrel of oil during the fourth quarter of 2023 was $7.47 lower than the price during the fourth quarter of 2022.

Capital costs for the fourth quarter of 2023 totaled approximately $1.6 million as compared to approximately $0.7 million in the fourth quarter of 2022. The increased capital costs in the fourth quarter of 2023 were primarily due to workovers and recompletion projects.

Lease operating expenses and property taxes for the fourth quarter of 2023 averaged $2.3 million per month compared to $2.1 million per month in the fourth quarter of 2022. Lease operating expenses and property taxes were higher in the fourth quarter of 2023 than for the fourth quarter of 2022 due primarily to repairs and maintenance in preparation for winter 2023 and non-operated joint interest billing actualizations.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2023 and 2022 were as follows:

	Three months ended December 31,
	2023	2022
October	0.048694	0.349121
November	0.016910	0.171971
December	0.012323	0.096295

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Argent Trust Company, Trustee

San Juan Basin Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of San Juan Basin Royalty Trust (“the Trust”) as of December 31, 2023 and 2022, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of San Juan Basin Royalty Trust as of December 31, 2023 and 2022, and its distributable income and changes in trust corpus for the years then ended, on the basis of accounting described in Note 3 to the financial statements.

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

WEAVER AND TIDWELL, L.L.P.

We have served as San Juan Basin Royalty Trust’s auditor since 2001.

Austin, Texas

April 1, 2024

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

	2023	2022
ASSETS
Cash and Short-Term Investments	$1,574,347	$5,488,194
Net Overriding Royalty Interests in Producing Oil and Gas Properties – Net	2,753,249	2,968,707

TOTAL	$4,327,596	$8,456,901

	2023	2022
LIABILITIES & TRUST CORPUS
Distribution Payable to Unit Holders	$574,347	$4,488,194
Cash Reserves	1,000,000	1,000,000
Trust Corpus – 46,608,796 Units of Beneficial Interest Authorized and Outstanding	2,753,249	2,968,707

TOTAL	$4,327,596	$8,456,901

Statements of Distributable Income

December 31, 2023 and 2022

	2023	2022
Royalty Income	$53,240,068	$79,008,985
Interest Income	147,371	57,186

Total Income	53,387,439	79,066,171
Expenditures – General and Administrative	1,749,519	1,466,718

Distributable Income	$51,637,920	$77,599,453

Distributable Income per Unit (46,608,796 Units)	$1.107901	$1.664908

Statements of Changes in Trust Corpus

December 31, 2023 and 2022

	2023	2022
Trust Corpus, Beginning of Period	$2,968,707	$3,690,847
Amortization of Net Overriding Royalty Interest	(215,458)	(722,140)

Distributable Income	51,637,920	77,599,453
Distributions Declared	(51,637,920)	(77,599,453)

Trust Corpus, End of Period	$2,753,249	$2,968,707

Distributable Income per Unit (46,608,796 Units)	$1.107901	$1.664908

These Financial Statements should be read in conjunction with the accompanying Notes to Financial Statements included herein.

Notes to Financial Statements

1. Trust Organization and Provisions

The Trust was established on November 1, 1980. Southland conveyed to the Trust the Royalty that burdens the Subject Interests in properties located in the San Juan Basin. Subsequent to the Conveyance of the Royalty, through a series of sales, assignments and mergers, Southland’s successor became Hilcorp, which acquired the Subject Interests from Burlington on July 31, 2017. Burlington is an indirect wholly-owned subsidiary of ConocoPhillips. Through an acquisition completed on March 24, 2006, Compass Bank succeeded TexasBank as trustee of the Trust. On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and became a wholly-owned subsidiary of BBVA. Effective June 10, 2019, Compass Bank changed its name to BBVA USA. On June 1, 2021, The PNC Financial Services Group, Inc. (“PNC”) announced that it had completed the purchase of BBVA USA Bancshares, Inc., a financial holding company, including its U.S. banking subsidiary, BBVA USA, an Alabama-chartered bank and trustee of the Trust (“BBVA USA”).

On October 8, 2021, PNC Bank, an indirect wholly-owned subsidiary of PNC, succeeded BBVA USA as the trustee of the Trust following BBVA USA’s merger with and into PNC Bank. On February 15, 2024, Argent Trust Company succeeded PNC Bank as the trustee of the Trust following the resignation of PNC Bank. The defined term “Trustee” as used herein shall refer to PNC Bank for periods from October 8, 2021 through February 14, 2024, and shall refer to Argent Trust Company for periods on and after February 15, 2024. For all periods prior to October 8, 2021, use of the defined term “Trustee” herein shall refer to the entity serving as Trustee of the Trust during the applicable time period.

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

Notes to Financial Statements — (Continued)

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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2023 and 2022 were $130,522,279 and $130,306,821, respectively.

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

Notes to Financial Statements — (Continued)

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and recorded as a reduction of trust corpus. There was no impairment of the assets as of December 31, 2023 or 2022.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of December 31, 2023, the Trust’s tax years 2020 and thereafter remain subject to examination.

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

Notes to Financial Statements — (Continued)

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

Hilcorp’s 2023 capital expenditures plan for the Subject Interests estimated capital expenditures of $4.4 million for well recompletions and workovers, for facility projects primarily related to natural gas compression, and for permitting and surveying costs for future new drill projects. Actual capital expenditures of approximately $2.2 million were included in calculating royalty income paid to the Trust in calendar year 2023.

On February 16, 2024, the Trust announced that Hilcorp had provided the Trust with its 2024 capital project plan for the Subject Interests (the “2024 Plan”), and Hilcorp has estimated its 2024 capital expenditures for the Subject Interests to be $36.0 million. This plan was updated on March 6, 2024, with a reduction of approximately $2.0 million, bringing the total estimate of 2024 capital expenditures to $34.0 million. Hilcorp informed the Trust that its 2024 Plan will allocate approximately $25.0 million of the 2024 Plan’s budget toward two drilling projects in the Mancos formation. Approximately $8.0 million of the 2024 Plan’s budget will be allocated to 36 well recompletions and workovers scheduled to be completed in the Mesaverde and Fruitland Coal formations. Approximately $1.0 million of the 2024 Plan’s budget will be allocated to facilities projects related to natural gas compression. Hilcorp further informed the Trust that its planned project status for 2024 is subject to revision if Hilcorp revises its assumptions underlying the 2024 Plan, in which event the actual capital costs may vary from these estimates.

8. Settlements and Litigation

On March 8, 2024, Plaintiff’s First Amended Petition was filed in a lawsuit styled Michael Tollett v. Enterprise Products Partners, LP, Primoris Energy Services Corporation, and Bayou Electrical Services, LLC, No. 2023-79550 in the 127th District Court in Harris County, Texas. That amended petition named additional defendants, including among others, Hilcorp San Juan Basin Royalty Trust (sic). The litigation seeks damages for an alleged personal injury. Following discussions between counsel for the Trust and the Plaintiff’s counsel, a proposed Plaintiff’s Motion to Nonsuit without Prejudice (the “Motion”) was agreed upon and filed. The Motion was granted by the court on March 27, 2024, releasing the Trust from the litigation.

Notes to Financial Statements — (Continued)

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

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2020, to December 31, 2023:

	Crude Oil and Condensate (MBbls)	Natural Gas (MMcf)
Reserves as of December 31, 2020	147	38,003
Revisions of previous estimates	116	56,309
Extensions, discoveries and other additions	2	859
Production	(31)	(11,029)

Reserves as of December 31, 2021	234	84,142
Revisions of previous estimates	141	75,085
Extensions, discoveries and other additions	2	1,386
Production	(24)	(13,972)

Reserves as of December 31, 2022	353	146,641
Revisions of previous estimates	(138)	(80,566)
Extensions, discoveries and other additions	0	9,428
Production	(29)	(8,881)

Reserves as of December 31, 2023	186	66,622

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

Notes to Financial Statements — (Continued)

below should not be viewed as an estimate of the fair market value of the Trust’s oil and natural gas reserves or the costs that would be incurred to acquire equivalent reserves. A market value determination would require the analysis of additional parameters.

	December 31,
	2023	2022
	(in thousands)
Future cash inflows	$184,337	$939,104
Future costs	(23,234)	(109,968)
Future net cash flows	$161,103	$829,136
Discount of future net cash flows at 10%	(80,547)	(432,251)

Standardized measure of discounted future net cash flows	$80,556	$396,885

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

The 2023 and 2022 changes in the standardized measure of discounted future net cash flows related to future Royalty Income from proved reserves are as follows:

	2023	2022
	(in thousands)
Balance, January 1	$396,885	$134,227
Revisions of prior-year estimates, change in prices and other	(303,097)	326,027
Extensions, discoveries and other additions	319	2,217
Accretion of discount	39,689	13,423
Royalty Income	(53,240)	(79,009)

Balance, December 31	$80,556	$396,885

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

For 2023, $2.50 per Mcf of natural gas and $67.59 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $2.637 per MMBtu of Henry Hub natural gas and $78.22 per Bbl of West Texas Intermediate oil. The decrease in reserve quantities for 2023 is due primarily to lower natural gas prices.

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

Notes to Financial Statements — (Continued)

10.  Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2023 and 2022 (in thousands, except per unit amounts):

2023	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$36,417	$35,971	$0.771771
Second Quarter	8,519	8,088	0.173518
Third Quarter	4,320	3,947	0.084685
Fourth Quarter	3,984	3,632	0.077927

Total	$53,240	$51,638	$1.107901

2022	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$14,890	$14,369	$0.308294
Second Quarter	13,723	13,343	0.286277
Third Quarter	21,346	21,111	0.452950
Fourth Quarter	29,050	28,776	0.617387

Total	$79,009	$77,599	$1.664908

11.  Commitments and Contingencies

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit Holders.

Geo-Political Uncertainties. Prices for goods and services have risen during 2023, and inflationary pressures have accelerated during 2023, as regional and global commodity prices have risen in response to the conflicts in Ukraine and the Middle East. Hilcorp informed the Trust that it does not have any specific comments regarding these conflicts.

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

In January 2023, Hilcorp notified the Trust that the accounting project, begun in 2021 to review the production volume allocations for 2017 through 2020, had been completed. These reallocations affected the

Notes to Financial Statements — (Continued)

volumes for many of the Trust properties and may result in future revisions to previously reported revenues and severance taxes. On February 17, 2023, Hilcorp presented initial proposed adjustments for 2017 revenues. The Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analysis of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by the Trust’s professional consultants and outside counsel to ensure full compliance with all the underlying operative Trust agreements and evaluating all available remedies in the event there is evidence of non-compliance.

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

12.  Subsequent Events

Since January 1, 2024, the Trust has announced the following monthly cash distributions to the holders of its Units:

•

On January 19, 2024, the Trust announced a cash distribution of $758,308.20 or $0.016270 per Unit, based primarily upon production during the month of November 2023, that was subsequently paid on February 14, 2024.

•

On February 16, 2024, the Trust announced a cash distribution of $1,410,308.78 or $0.030258 per Unit, based primarily upon production during the month of December 2023, that was subsequently paid on March 14, 2024.

•	On March 18, 2024, the Trust announced a cash distribution of $1,923,926.56 or $0.041278 per Unit, based primarily upon production during the month of January 2024, payable on April 12, 2024.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analysis of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by the Trust’s professional consultants and outside counsel to ensure full compliance with all the underlying operative Trust agreements and evaluating all available potential remedies in the event there is evidence of non-compliance.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of December 31, 2023, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended December 31, 2023, there were no changes to the Trust’s internal controls over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

Trustee’s Report on Internal Control over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is a process designed under the supervision of the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust’s financial statements for external purposes in accordance with a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

As of December 31, 2023, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2023, based on those criteria.

ITEM 9B.	OTHER INFORMATION

(a)	None.

(b)

The Trust does not have any directors or officers, and as a result, no such person adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the most recent fiscal quarter. Because the Trust does not have officers, directors, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale, or other disposition of Trust securities by such persons.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trust is managed by a corporate trustee and has no directors, executive officers, or employees. Accordingly, the Trust does not have an audit committee, audit committee financial expert, nominating committee or a code of ethics applicable to executive officers. The Trustee has adopted a policy regarding standards of conduct and conflicts of interest applicable to all directors, officers, and employees of the Trustee. The Trustee is a corporate trustee that may be removed, with or without cause, at a meeting of the Unit Holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

Delinquent Section 16(a) Reports

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Exchange Act were complied with for all transactions that occurred in 2023.

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

Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100.0 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were $120,108 and $90,815 for the years ended December 31, 2023 and 2022, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The Trust has no directors, executive officers, or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

Security Ownership of Certain Beneficial Owners

None.

Security Ownership of Trustee

Argent Trust Company, the Trustee, held as of February 26, 2024, an aggregate of 37,801 Units in various fiduciary capacities, and it had shared voting and investment power with respect to all such Units.

Changes in Control

The Trustee knows of no arrangement, including any pledge by any person of Units of the Trust, the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust has no directors or executive officers; therefore, no determination has been made relative to director independence. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2023, and Item 12 for information concerning Units owned by the Trustee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2023 and 2022 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2023	2022
Audit Fees	$78,486	$73,712
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$78,486	$73,712

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

Exhibits

Exhibit Number	Description

4(a)	San Juan Basin Amended and Restated Royalty Trust Indenture, dated December 12, 2007, filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K filed with the SEC on December 14, 2007, and incorporated herein by reference*

4(b)	Net Overriding Royalty Conveyance from Southland Royalty Company to The Fort Worth National Bank, as Trustee, dated November 3, 1980 (without Schedules), filed as Exhibit 4(b) to the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, incorporated herein by reference*

4(c)	Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and TexasBank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, incorporated herein by reference*

4(d)	Description of San Juan Basin Royalty Trust’s Securities, filed as Exhibit 4(d) to the Trust’s Annual Report on Form 10-K file with the SEC for the year ended December 31, 2019, incorporated herein by reference*

4(e)	First Amendment to the San Juan Basin Amended and Restated Royalty Trust Indenture, dated February 15, 2024, filed as Exhibit 4(f) to the Trust’s Current Report on Form 8-K filed with the SEC on February 15, 2024, and incorporated herein by reference*

10	Indemnification Agreement, dated May 13, 2003, with effectiveness as of July 30, 2002, by and between Lee Ann Anderson and San Juan Basin Royalty Trust, heretofore filed as Exhibit 10(a) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2003, is incorporated herein by reference*

23	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer**

31	Certification required by Rule 13a-14(a), dated April 1, 2024, by Nancy Willis, Director of Royalty Trust Services of Argent Trust Company, the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated April 1, 2024, by Nancy Willis, Director of Royalty Trust Services of Argent Trust Company, the Trustee of the Trust**

97	Executive Officer Compensation Recovery Policy**

99.1	Independent Petroleum Engineers’ Report prepared by Cawley, Gillespie & Associates, Inc., dated March 11, 2024**

*	A copy of this Exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Argent Trust Company, 3838 Oak Lawn Ave., Suite 1720, Dallas, Texas 75219.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGENT TRUST COMPANY, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

By:	/s/ Nancy Willis
Name:	Nancy Willis
Title:	Director of Royalty Trust Services

Date: April 1, 2024

(The Trust has no directors or executive officers)