Form 10-Q
period 2024-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2024-05-14
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to ________

Commission File Number: 001-08032

SAN JUAN BASIN ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Texas	75-6279898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Argent Trust Company, Trustee 3838 Oak Lawn Ave, Suite 1720 Dallas, Texas 75219-4518
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

	Trading Symbol(s)	Name of each exchange on which registered
Title of each class
Units	SJT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Number of Units of beneficial interest outstanding at May 14, 2024: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$3,323,927	$1,574,347
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,571,755 and $130,522,279 at March 31, 2024 and December 31, 2023, respectively)	2,703,773	2,753,249
	$6,027,700	$4,327,596
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$1,923,927	$574,347
Cash reserves	1,400,000	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	2,703,773	2,753,249
	$6,027,700	$4,327,596

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Royalty income	$5,091,060	$36,416,704
Interest income	17,655	36,936
Total income	5,108,715	36,453,640
General and administrative expenses	(1,016,171)	(482,364)
Distributable income	$4,092,544	$35,971,276
Distributable income per Unit (46,608,796 Units)	$0.087806	$0.771771

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Trust corpus, beginning of period	$2,753,249	$2,968,707
Amortization of net overriding royalty interest	(49,476)	(110,615)
Distributable income	4,092,544	35,971,276
Distributions declared	(4,092,544)	(35,971,276)
Trust corpus, end of period	$2,703,773	$2,858,092
Distributions declared (per Unit)	$0.087806	$0.771771

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

Notes to Financial Statements

1. Trust Organization and Administration

The San Juan Basin Royalty Trust (the “Trust”) was established on November 1, 1980 when Southland Royalty Company (“Southland”) conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) that burdens certain oil and gas interests (the “Subject Interests”) in properties owned by Southland and located in the San Juan Basin of northwestern New Mexico. Subsequent to the conveyance of the Royalty, through a series of sales, assignments and mergers, Southland’s successor became Hilcorp San Juan L.P. (“Hilcorp”), which acquired the Subject Interests from Burlington on July 31, 2017. Through an acquisition completed on March 24, 2006, Compass Bank succeeded TexasBank as trustee of the Trust. On September 7, 2007, Compass Bancshares, Inc. was acquired by Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and became a wholly-owned subsidiary of BBVA. Effective June 10, 2019, Compass Bank changed its name to BBVA USA. On June 1, 2021, The PNC Financial Services Group, Inc. (“PNC”) announced that it had completed the purchase of BBVA USA Bancshares, Inc., a financial holding company, including its U.S. banking subsidiary, BBVA USA, an Alabama-chartered bank and trustee of the Trust (“BBVA USA”).

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

•
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
•
The Trustee will make monthly cash distributions to Unit Holders (see Note 3); and
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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of March 31, 2024, was $130,571,755.

3. Basis of Presentation

The preceding condensed statement of assets, liabilities, and trust corpus as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of the Trustee and based upon information provided to the Trust by Hilcorp, the present owner of Subject Interests originally owned by Southland in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2024, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2024 and 2023. The distributable income for such interim period is not necessarily indicative of the distributable income for the full year.

The financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

•
The Net Overriding Royalty Conveyance (as amended to date, the “Conveyance”) conveyed to the Trust a 75% net overriding royalty interest that burdens the Subject Interests. The Trust receives royalty income (“Royalty Income”) equal to 75% of the Net Proceeds attributable to the Subject Interests. “Net Proceeds,” as used in the Conveyance, means the excess of Gross Proceeds received by Hilcorp during a particular period over Production Costs for such period. “Gross Proceeds” means the amount received by Hilcorp from the sale of production attributable to the Subject Interests, subject to certain adjustments (e.g., fuel, gathering and transportation). “Production Costs” include both capital and non-capital costs incurred by Hilcorp in operating the Subject Interests including development drilling, production and processing costs, applicable taxes, and operating charges. The calculation of Net Proceeds by Hilcorp for any month may include adjustments to proceeds and costs for prior months, which will affect the Royalty Income paid to the Trust and the distribution to Unit Holders for that month.
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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to the Trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of March 31, 2024.

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

The Trustee is of the opinion that the material tax positions taken by the Trust, related to the Trust’s pass-through status and state tax positions, would more likely than not be sustained by examination. As of March 31, 2024, the Trust’s tax years 2020 and thereafter remain subject to examination.

Each Unit Holder should consult his or her own tax advisor regarding tax compliance matters related to such Unit Holder’s interest in the Trust.

5. Commitments and Contingencies

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit Holders. See Note 3 Basis of Presentation, for a summary of the terms of the Conveyance with respect to recovery of costs.

Hilcorp transitioned to a new accounting system in 2021. During and immediately following the transition period, revenue and severance taxes on the distributions to the Trust were estimated. Then, in 2021 and 2022, various adjustments were made to reconcile actual revenue and severance taxes to the previously reported estimates. Hilcorp conducted a process review of the new accounting system that included review of production volume allocations for 2017 through 2020 and resulted in reallocations of affected volumes for many of the Trust properties.

Through the Trustee's audit process, certain exceptions to the several different categories of expenses (specifically offsite labor, overhead, operator-owned compressors and saltwater disposal facilities) for the years 2017 through 2020 were identified that the Trustee believed resulted in an underpayment of royalties owed to the Trust for those years. The Trustee engaged in extensive discussions with Hilcorp regarding these exceptions that culminated in Hilcorp’s payment of the sum of $1,037,093.45, which included the accumulated interest incurred as a result of the underpayment. The audit settlement payment was included in the September 2023 distribution to Unit Holders.

Since the transition to Hilcorp's new accounting system in 2021, the Trustee has engaged and continues to engage with Hilcorp on an ongoing basis regarding Hilcorp's accounting and reporting to the Trust. The Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analyses of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by professional consultants and outside counsel to help evaluate compliance with the underlying operative Trust agreements and evaluate potential remedies in the event there is evidence of non-compliance.

6. Certain Contracts

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

7. Significant Customers

Information as to significant purchasers of oil and natural gas production attributable to the Trust's economic interests is included in Note 6 above.

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

9. Settlements and Litigation

On March 8, 2024, Plaintiff’s First Amended Petition was filed in a lawsuit styled Michael Tollett v. Enterprise Products Partners, LP, Primoris Energy Services Corporation, and Bayou Electrical Services, LLC, No. 2023-79550 in the 127th District Court in Harris County, Texas. That amended petition named additional defendants, including among others, Hilcorp San Juan Basin Royalty Trust (sic). The litigation sought damages for an alleged personal injury. Following discussions between counsel for the Trust and the Plaintiff’s counsel, a Plaintiff’s Motion to Nonsuit without Prejudice (the “Motion”) was agreed upon and filed. The Motion was granted by the court on March 27, 2024, releasing the Trust from the litigation.

10.Subsequent Events

On April 19, 2024, the Trust announced a cash distribution of $1,065,685.42 or $0.022864 per Unit, based primarily upon production during the month of February 2024. The distribution is payable May 14, 2024, to the Unit Holders of record as of April 30, 2024.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations. Overview

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2023 Annual Report.

Cautionary Statement Regarding Forward Looking Statements

Certain information included in this Quarterly Report contains, and other materials filed or to be filed by the Trust with the SEC (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may involve or may concern, among other things, the amount and variability in capital expenditures by Hilcorp, drilling activity, development activities, production efforts and volumes, hydrocarbon prices, estimated future net revenues, estimates of reserves, the results of the Trust’s activities, the differences between Hilcorp’s estimated revenue and actual revenue, and regulatory matters. Such forward-looking statements generally are accompanied by words such as “may,” “will,” “based,” “estimate,” “expect,” “predict,” “project,” “anticipate,” “believe,” “plan,” “intend,” or other words that convey the uncertainty of future events or outcomes. Such statements are based on certain assumptions of the Trustee and by Hilcorp, with respect to future events; are based on an assessment of, and are subject to, a variety of factors deemed relevant by the Trustee and Hilcorp; and involve risks and uncertainties. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties which could affect the future results of the energy industry in general, and the Trust and Hilcorp in particular, and could cause those results to differ materially from those expressed in such forward- looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to, or effects on, Hilcorp’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements.

You should not place undue reliance on any forward-looking statements. All forward-looking statements speak as of the date of this Quarterly Report. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, unless required by applicable law.

Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980, between Southland and The Fort Worth National Bank (the “Original Indenture”). The Trust refers to the Original Indenture as it was amended and restated on September 30, 2002, further amended and restated on December 12, 2007, and further amended by the First Amendment to the San Juan Basin Amended and Restated Royalty Trust Indenture on February 24, 2024 as the "Indenture” in this Quarterly Report.

PNC Bank, National Association (“PNC Bank”), served as the previous Trustee of the Trust from October 8, 2021, through February 14, 2024. Effective February 15, 2024, Argent Trust Company, a Tennessee chartered trust company (“Argent”), became the Trustee of the Trust. The principal office of the Trust is 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas 75219 (telephone number (855) 588-7839). Argent Trust Company, as successor trustee of the Trust, is subject to the terms and conditions of the Indenture. The defined term “Trustee” as used herein shall refer to PNC Bank (which maintains its offices at 2200 Post Oak Blvd., Floor 18, Houston, TX 77056) for periods from October 8, 2021, until February 14, 2024, and shall refer to Argent Trust Company (which maintains its offices at 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219) for periods on and after February 15, 2024.

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

On August 30, 2023, the Trustee entered into a First Amendment to the Conveyance (the “Amendment”). The Amendment was entered into (i) pursuant to the terms of the Compromise and Settlement Agreement entered into August 30, 2023, which resolved certain disputed expenses for the period from 2017 through 2020 by payment to the Trust and (ii) to modify certain terms of the Conveyance of the Royalty with respect to expenses associated with the operator’s saltwater disposal facilities.

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

Gross Proceeds and Severance Tax Estimates. Hilcorp transitioned to a new accounting system in 2021. During and immediately following the transition period, revenue and severance taxes on the distributions to the Trust were estimated. Then, in

2021 and 2022, various adjustments were made to reconcile actual revenue and severance taxes to the previously reported estimates. Hilcorp conducted a process review of the new accounting system that included review of production volume allocations for 2017 through 2020 and resulted in reallocations of affected volumes for many of the Trust properties.

Through the Trustee’s audit process, certain exceptions to the several different categories of expenses (specifically offsite labor, overhead, operator-owned compressors and saltwater disposal facilities) for the years 2017 through 2020 were identified that the Trustee believed resulted in an underpayment of royalties owed to the Trust for those years. The Trustee engaged in extensive discussions with Hilcorp regarding these exceptions that culminated in Hilcorp’s payment of the sum of $1,037,093.45, which included the accumulated interest incurred as a result of the underpayment. The audit settlement payment was included in the September 2023 distribution to Unit Holders.

Since the transition to Hilcorp’s new accounting system in 2021, the Trustee has engaged and continues to engage with Hilcorp on an ongoing basis regarding Hilcorp’s accounting and reporting to the Trust. The Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analyses of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by professional consultants and outside counsel to help evaluate compliance with the underlying operative Trust agreements and evaluate potential remedies in the event there is evidence of non-compliance.

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

Capital Expenditures. The timing and size of capital expenditures by Hilcorp may impact Net Proceeds. Hilcorp’s capital expenditures increased approximately $957,194, from $33,600 for the three months ended March 31, 2023, to $990,794 for the three months ended March 31, 2024. The increases in capital costs in the three-month period were primarily attributable to a substantially higher capital project spending budget for 2024 as compared to 2023.

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

Results of Operations – for the Three Months Ended March 2024 and 2023

Royalty Income. Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three months ended March 31, 2024, and 2023 was determined as shown in the following table:

	Three Months Ended March 31,
	2024	2023
Gross proceeds from the Subject Interests:
Natural gas	$17,859,878	$61,747,739
Oil	371,107	394,987
Other(1)	—	109,512
Total	18,230,985	62,252,238
Production Costs:
Severance tax – gas	2,376,679	6,834,673
Severance tax – oil	45,600	43,456
Lease operating expense and property tax	8,029,832	6,784,844
Capital expenditures	990,794	33,660
Total	11,442,905	13,696,633
Net profits	6,788,080	48,555,605
Net overriding royalty interest	75%	75%
Royalty Income	$5,091,060	$36,416,704
(1)
Revenue related to a February 2023 true-up for documented October 2022 revenues missing from the January 2023 revenue distribution, plus interest.

The Royalty Income distributed to the Trust for the three months ended March 31, 2024, was lower than that distributed during the same period of 2023, due primarily to a large decline in natural gas prices. The average natural gas price decreased from $10.53 per Mcf for the three months ended March 31, 2023, to $3.19 per Mcf for the three months ended March 31, 2024. Production of natural gas from the Subject Interests decreased from 5,863,499 Mcf for the three months ended March 31, 2023, to 5,595,016 Mcf for the three months ended March 31, 2024.

Gross Proceeds from Subject Interests. Total Gross Proceeds decreased approximately $44.0 million, or 70.71%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to lower natural gas prices.

Capital Expenditures. On February 16, 2024, the Trust announced that Hilcorp had provided the Trust with its 2024 capital project plan for the Subject Interests (the “2024 Plan”), and Hilcorp has estimated its 2024 capital expenditures for the Subject Interests to be $36.0 million. This plan was updated on March 6, 2024, with a reduction of approximately $2.0 million, bringing the total estimate of 2024 capital expenditures to $34.0 million. Hilcorp informed the Trust that its 2024 Plan will allocate approximately

$25.0 million of the 2024 Plan’s budget toward two drilling projects in the Mancos formation. Approximately $8.0 million of the 2024 Plan’s budget will be allocated to 36 well recompletions and workovers scheduled to be completed in the Mesaverde and Fruitland Coal formations. Approximately $1.0 million of the 2024 Plan’s budget will be allocated to facilities projects related to natural gas compression. Hilcorp further informed the Trust that its planned project status for 2024 is subject to revision if Hilcorp revises its assumptions underlying the 2024 Plan, in which event the actual capital costs may vary from these estimates.

The timing and size of capital expenditures by Hilcorp may impact Net Proceeds. Hilcorp’s capital expenditures increased approximately $957,134, or 2,843.5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in capital costs in the three-month period was primarily attributable to the higher capital project spending budget for 2024 as compared to 2023.

Severance Taxes. Aggregate severance taxes decreased approximately $4.46 million, or 64.78%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to lower Gross Proceeds. Severance taxes represented approximately 13.29% of Gross Proceeds for the three months ended March 31, 2024 compared to approximately 11.05% for the same period of 2023.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $1,244,988, or 18.35%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Monthly lease operating expenses for the Subject Interests, including property taxes, for the three months ended March 31, 2024, averaged approximately $2.68 million compared to $2.26 million for the three months ended March 31, 2023.

Distributable Income. Distributable Income for the three months ended March 31, 2024, and 2023 was determined as shown in the following table:

	Three Months Ended March 31,
	2024	2023
Royalty income	$5,091,060	$36,416,704
Interest income	17,655	36,936
Total income	5,108,715	36,453,640
General and administrative expenses	(1,016,171)	(482,364)
Distributable Income	$4,092,544	$35,971,276
Distributable Income per Unit (46,608,796 Units)	$0.087806	$0.771771

Distributable Income decreased approximately 88.62% from $36.0 million ($0.771771 per Unit) for the three months ended March 31, 2023, to $4.1 million ($0.087806 per Unit) for the three months ended March 31, 2024. The decrease in Distributable Income was primarily attributable to a sharp decline in natural gas prices.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the first quarter of 2024 were as follows:

January	$0.016270
February	0.030258
March	0.041278
Quarter Total	$0.087806

Interest Income. Interest income decreased for the three months ended March 31, 2024, as compared to the same periods in 2023 primarily due to the decrease in Royalty Income and lower returns on short-term investments.

General & Administrative Expenses. General and administrative expenses increased approximately 110.66% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The changes were primarily attributable to differences in timing of the receipt and payment of certain expenses by the Trust.

Cash Reserves. Total cash reserves were $1.4 million as of March 31, 2024. The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. The Trustee previously maintained a cash reserve in the amount of $1.0 million. However, to cover Trust Expenses during any period of revenue shortfall, which could result from lower commodity prices or increased capital expenditures under Hilcorp's 2024 project plan for the Subject Interests, the Trustee has been increasing the cash reserves in March and April of 2024, and will continue to do so in the coming months until the cash reserve balance is $2.0 million. The Trustee reserved $400,000 in cash received by the Trust in each of March and April 2024, which brought the balance of cash reserves maintained by the Trustee to $1.4 million as of March 31, 2024 and $1.8 million as of April 30, 2024.

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

Royalty Income for the three months ended March 31, 2024, is associated with natural gas and oil production during November through December 2023 and January 2024 from the Subject Interests.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended March 31, 2024, and 2023 were as follows:

	For the Three Months Ended March 31,
	2024		2023
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	5,595,016	5,821	5,863,499	5,604
Royalty	1,726,619	3,160	3,702,362	3,382
Average Price (per Mcf/Bbl)	$3.19	$63.75	$10.53	$70.48

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

Production Volumes

Natural Gas

Natural gas production volumes decreased for the Subject Interests and the Royalty by 268,483 Mcf (4.6%) and 1,975,743 Mcf (53.4%), respectively for the three months ended March 31, 2024, as compared to the same period in 2023. This decrease was primarily due to a natural decline in the producing properties, market conditions, variances in capital spending to generate production from new and existing wells, and a decrease in demand. Natural gas production is also influenced by the line pressure of the natural gas gathering systems in the San Juan Basin.

Oil

Oil production volumes increased for the Subject Interests by 217 Bbls (3.9%) for the three months ended March 31, 2024, as compared to the same period in 2023. Oil production volumes decreased for the Royalty by 222 Bbls (6.6%) for the three months ended March 31, 2024, as compared to the same period in 2023. These changes generally resulted from changes in the demand for natural gas during the applicable time periods, natural gas inventory levels, availability of market conditions, and variances in capital spending to generate production from new and existing wells.

Sales Prices

Natural Gas

The average realized natural gas price per Mcf decreased for the three months ended March 31, 2024, as compared to the same period in 2023. This decrease was primarily due to a decrease in the El Paso Natural Gas Company, San Juan Basin Index pricing.

Oil

The average realized oil price per Bbl decreased for the three months ended March 31, 2024, as compared to the same period in 2023. This decrease was primarily due to a decrease in the WTI benchmark oil price.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 3 Basis of Presentation in this Quarterly Report and Part II, Item 8. Financial Statements and Supplemental Data contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

For information on the Trust’s exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of March 31, 2024, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended March 31, 2024, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On March 8, 2024, Plaintiff’s First Amended Petition was filed in a lawsuit styled Michael Tollett v. Enterprise Products Partners, LP, Primoris Energy Services Corporation, and Bayou Electrical Services, LLC, No. 2023-79550 in the 127th District Court in Harris County, Texas. That amended petition named additional defendants, including among others, Hilcorp San Juan Basin Royalty Trust (sic). The litigation sought damages for an alleged personal injury. Following discussions between counsel for the Trust and the Plaintiff’s counsel, a Plaintiff’s Motion to Nonsuit without Prejudice (the “Motion”) was agreed upon and filed. The Motion was granted by the court on March 27, 2024, releasing the Trust from the litigation.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Assignment of Net Overriding Interest (San Juan Basin Royalty Trust), dated September 30, 2002, between Bank One, N.A. and Texas Bank, filed as Exhibit 4(c) to the Trust’s Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2002, and incorporated herein by reference. *

(4)(f)

First Amendment to the San Juan Basin Amended and Restated Royalty Trust Indenture, dated February 15, 2024, filed as Exhibit 4(f) to the Trust's Current Report on Form 8-K filed with the SEC on February 15, 2024, and incorporated herein by reference*

31	Certification required by Rule 13a-14(a), dated May 14, 2024, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated May 14, 2024, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust***

* A copy of this exhibit is available to any Unit Holder (free of charge) upon written request to the Trustee, Argent Trust Company, 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas 75219.

** Filed herewith.

*** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGENT TRUST COMPANY, AS TRUSTEE OF THE SAN JUAN BASIN ROYALTY TRUST

/s/ Nancy Willis
By:	Nancy Willis
Director of Royalty Trust Services

Date: May 14, 2024

(The Trust has no directors or executive officers.)