Form 10-Q
period 2024-08-14
SAN JUAN BASIN ROYALTY TRUST
filed 2024-08-14
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of Units of beneficial interest outstanding at August 14, 2024: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$1,467,743	$1,574,347
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,597,911 and $130,522,279 at June 30, 2024 and December 31, 2023, respectively)	2,677,617	2,753,249
	$4,145,360	$4,327,596
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$—	$574,347
Cash reserves(1)	1,467,743	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	2,677,617	2,753,249
	$4,145,360	$4,327,596
(1)
The Trustee is authorized to determine the amount of cash reserves it retains from distributions received by the Trust to be used in the event cash on hand is not sufficient to pay ordinary course general and administrative expenses and to provide for future liabilities of the Trust.

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Royalty income	$1,854,914	$8,519,333	$6,945,974	$44,936,036
Interest income	37,213	62,365	54,868	99,301
Total income	1,892,127	8,581,698	7,000,842	45,035,337
General and administrative expenses	(826,442)	(494,195)	(1,842,622)	(976,558)
Distributable income	$1,065,685	$8,087,503	$5,158,221	$44,058,779
Distributable income per Unit (46,608,796 Units)	$0.022864	$0.173519	$0.110671	$0.945289

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$2,703,773	$2,858,093	$2,753,249	$2,968,707
Amortization of net overriding royalty interest	(26,156)	(45,442)	(75,632)	(156,056)
Distributable income	1,065,685	8,087,503	5,158,207	44,058,779
Distributions declared	(1,065,685)	(8,087,503)	(5,158,207)	(44,058,779)
Trust corpus, end of period	$2,677,617	$2,812,651	$2,677,617	$2,812,651
Distributions declared (per Unit)	$0.022864	$0.173518	$0.110671	$0.945289

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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of June 30, 2024, was $130,597,911.

3. Basis of Presentation

The preceding condensed statement of assets, liabilities, and trust corpus as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of the Trustee and based upon information provided to the Trust by Hilcorp, the present owner of Subject Interests originally owned by Southland in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2024, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2024 and 2023. The distributable income for such interim period is not necessarily indicative of the distributable income for the full year.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to the Trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of June 30, 2024.

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

The Trustee is of the opinion that the material tax positions taken by the Trust, related to the Trust’s pass-through status and state tax positions, would more likely than not be sustained by examination. As of June 30, 2024, the Trust’s tax years 2020 and thereafter remain subject to examination.

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

Since the transition to Hilcorp's new accounting system in 2021, the Trustee has engaged and continues to engage with Hilcorp on an ongoing basis regarding Hilcorp's accounting and reporting to the Trust. The Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analyses of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by professional consultants and outside counsel to help evaluate compliance with the underlying operative Trust agreements and evaluate potential remedies in the event there is suspected non-compliance.

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

On February 16, 2024, the Trust announced that Hilcorp had provided the Trust with its 2024 capital project plan for the Subject Interests (the “2024 Plan”), and Hilcorp estimated its 2024 capital expenditures for the Subject Interests to be $36.0 million. This plan was updated on March 6, 2024, with a reduction of approximately $2.0 million, bringing the total estimate of 2024 capital expenditures to $34.0 million. Hilcorp informed the Trust that its 2024 Plan will allocate approximately $25.0 million of the 2024 Plan’s budget toward two drilling projects in the Mancos formation. Approximately $8.0 million of the 2024 Plan’s budget will be allocated to 36 well recompletions and workovers scheduled to be completed in the Mesaverde and Fruitland Coal formations. Approximately $1.0 million of the 2024 Plan’s budget will be allocated to facilities projects related to natural gas compression. Hilcorp further informed the Trust that its planned project status for 2024 is subject to revision if Hilcorp revises its assumptions underlying the 2024 Plan, in which event the actual capital costs may vary from these estimates. Hilcorp informed the Trustee that there were seven workover wells completed, two new wells in progress, and six workover wells in progress during the six months ended June 30, 2024.

9. Excess Production Costs

The Conveyance provides that any excess Production Costs applicable to the Subject Interests over the amount of Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. For the three and six months ended June 30, 2024, Production Costs exceeded Gross Proceeds by $1,655,045 ($1,241,284 net to the Trust). There were no excess Production Costs for the three and six months ended June 30, 2023. These excess Production Costs are to be recovered in future periods when the Gross Proceeds exceed Production Costs for such period.

10. Settlements and Litigation

None.

11. Subsequent Events

On July 19, 2024, the Trust announced that it would not declare a monthly cash distribution to the holders of its units of beneficial interest ("Units") for July 2024 due to lower natural gas prices and significantly increased production costs that exceeded proceeds during the production month of May 2024.

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

The Trustee

The primary function of the Trustee is to collect Royalty Income, to pay all expenses and charges of the Trust, and to distribute the remaining available income to the Unit Holders. The amount of income distributable to Unit Holders, which the Trust refers to as “Distributable Income,” depends on the amount of Royalty Income and interest received by the Trust, as well as the amount of expenses paid by the Trust and any change in cash reserves. The Trust has no employees, officers, or directors. The Trustee performs all administrative functions of the Trust. Argent Trust Company has served as Trustee since February 15, 2024.

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

Since the transition to Hilcorp’s new accounting system in 2021, the Trustee has engaged and continues to engage with Hilcorp on an ongoing basis regarding Hilcorp’s accounting and reporting to the Trust. The Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analyses of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by professional consultants and outside counsel to help evaluate compliance with the underlying operative Trust agreements and evaluate potential remedies in the event there is suspected non-compliance.

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

Hilcorp informed the Trust that its 2024 Plan will allocate approximately $25.0 million of the 2024 Plan’s budget toward two drilling projects in the Mancos formation. Approximately $8.0 million of the 2024 Plan’s budget will be allocated to 36 well recompletions and workovers scheduled to be completed in the Mesaverde and Fruitland Coal formations. Approximately $1.0 million of the 2024 Plan’s budget will be allocated to facilities projects related to natural gas compression. Hilcorp further informed the Trust that its planned project status for 2024 is subject to revision if Hilcorp revises its assumptions underlying the 2024 Plan, in which event the actual capital costs may vary from these estimates. Hilcorp informed the Trustee that during the six months ended June 30, 2024, seven workover wells were completed, two new wells are in progress, and six workover wells are in progress.

Under the terms of the Conveyance, production costs are deducted from Gross Proceeds in calculating Net Proceeds, which is multiplied by 75% to calculate Royalty Income. “Production Costs” generally means costs incurred on an accrual basis by Hilcorp in operating the Subject Interests, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes and operating charges. However, Hilcorp informed the Trust that for wells operated by Hilcorp it did not intend to accrue lease operating expenses to the Trust. If Production Costs exceed Gross Proceeds in any month, the excess is recovered out of future Gross Proceeds prior to making any further payments to the Trust. However, the Trust is not otherwise liable for any Production Costs or other costs or liabilities attributable to the Subject Interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance. The Trust and the Trustee have very limited authority to control the amount and timing of Production Costs.

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

Factors that Affect Net Proceeds. Generally, Net Proceeds are affected by (a) disruptions caused by weather, particularly winter storms that disrupt access to the production fields, (b) the timing and size of Hilcorp’s capital expenditures, and other Production Costs, and(c) commodity prices.

Weather. Hilcorp has advised the Trust that it is possible for it to experience disruptions during the winter months that could impact Hilcorp’s ability to access fields and maintain production.

Capital Expenditures. The timing and size of capital expenditures by Hilcorp may impact Net Proceeds. Hilcorp’s capital expenditures increased approximately $707,669, from $122,203 for the three months ended June 30, 2023, to $829,872 for the three months ended June 30, 2024. The increase in capital costs in the three-month period were primarily attributable to a substantially higher capital project spending budget for Hilcorp's 2024 plan as compared to 2023.

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

Results of Operations – for the Three and Six Months Ended June 2024 and 2023

Royalty Income. Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three and six months ended June 30, 2024, and 2023 was determined as shown in the following table:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
.	2024		2023	2024	2023
Gross proceeds from the Subject Interests:
Natural gas	$10,456,692		$20,718,622	$28,316,569	$82,466,361
Oil	627,839		601,773	998,946	996,760
Other(1)	182,978	(1)	—	182,978	109,512	(2)
Total	11,267,509		21,320,395	29,498,493	83,572,633
Production Costs:
Severance tax – gas	1,343,413		2,568,255	3,720,092	9,402,928
Severance tax – oil	63,290		63,609	108,889	107,065
Lease operating expense and property tax	7,780,462		7,207,218	15,810,295	13,992,062
Capital expenditures	829,872		122,203	1,820,666	155,863
Excess Production Costs applied	432,297		—	432,297	—
Total Production Costs	10,449,334		9,961,285	21,892,239	23,657,918
Royalty profits	818,175		11,359,110	7,606,254	59,914,715
Cumulative Excess Production Costs(3)	1,655,045		—	1,655,045	—
Net profits	2,473,220		11,359,110	9,261,299	59,914,715
Net overriding royalty interest	75%		75%	75%	75%
Royalty Income	$1,854,915		$8,519,333	$6,945,974	$44,936,036
(1)
Revenue related to audit exceptions and associated interest.
(2)
Revenue related to a February 2023 true-up for documented October 2022 revenues missing from the January 2023 revenue distribution, plus interest.
(3)
Production Costs exceeded Gross Proceeds by $1,655,045. The Conveyance provides that any excess production costs applicable to the Subject Interests over Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs.

The Royalty Income distributed to the Trust for the three and six months ended June 30, 2024, was lower than that distributed during the same period of 2023, due primarily to a decline in natural gas prices and an increase in production costs, including capital expenditures and lease operating expenses. The average natural gas price decreased from $3.69 per Mcf for the three months ended June 30, 2023, to $1.92 per Mcf for the three months ended June 30, 2024. The average natural gas price decreased from $7.19 per Mcf for the six month period ended June 30, 2023 to $2.56 per Mcf for the six month period ended June 30, 2024. Production of natural gas from the Subject Interests decreased from 5,613,332 Mcf for the three months ended June 30, 2023, to 5,457,753 Mcf for the three months ended June 30, 2024. Production of natural gas from the Subject Interests also decreased slightly from 11,476,831 Mcf for the six months ended June 30, 2023 to 11,052,771 Mcf for the six months ended June 30, 2024.

Gross Proceeds from Subject Interests. Total Gross Proceeds decreased approximately $10.0 million, or 47.15%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Total Gross Proceeds decreased approximately $54.1 million or 64.7% for the six months ended June 30, 2024 compared to the same time period in 2023. The decrease was primarily due to lower natural gas prices.

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have and will continue to impact Net Proceeds. Hilcorp's capital expenditures increased approximately $707,669, or 479%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and increased approximately $1,664,804 or 968% for the six months ended June 30, 2024, compared to the same time period in 2023. The increase in capital costs in the three-month and six-month periods were primarily attributable to the significantly higher capital project spending budget for Hilcorp's 2024 Plan (as defined below), as compared to 2023.

On February 16, 2024, the Trust announced that Hilcorp had provided the Trust with its 2024 capital project plan for the Subject Interests (the “2024 Plan”), and Hilcorp has estimated its 2024 capital expenditures for the Subject Interests to be $36.0 million. This plan was updated on March 6, 2024, with a reduction of approximately $2.0 million, bringing the total estimate of 2024 capital expenditures to $34.0 million. Hilcorp informed the Trust that its 2024 Plan will allocate approximately $25.0 million of the 2024 Plan’s budget toward two drilling projects in the Mancos formation. Approximately $8.0 million of the 2024 Plan’s budget will be allocated to 36 well recompletions and workovers scheduled to be completed in the Mesaverde and Fruitland Coal formations. Approximately $1.0 million of the 2024 Plan’s budget will be allocated to facilities projects related to natural gas compression. Hilcorp further informed the Trust that its planned project status for 2024 is subject to revision if Hilcorp revises its assumptions underlying the 2024 Plan, in which event the actual capital costs may vary from these estimates. Hilcorp informed The Trustee that there were seven workover wells completed, two new wells in progress, and six workover wells in progress during the six months ended June 30, 2024.

Severance Taxes. Aggregate severance taxes decreased approximately $1.2 million, or 47%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and decreased approximately $5.7 million or 60% for the six months ended June 30, 2024 compared to the same time period during 2023. The decrease was primarily attributable to lower Gross Proceeds. Severance taxes represented approximately 13% of Gross Proceeds for the three months ended June 30, 2024 compared to approximately 12% for the same period of 2023. Severance taxes represented approximately 13% of Gross Proceeds for the six months ended June 30, 2024, compared to approximately 11% for the same period of 2023.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $0.6 million or 7.37%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, lease operating expenses and property taxes increased approximately $1.8 million or 13% compared to the six months ended June 30, 2023. As previously disclosed in the Trust’s filings, these costs (along with all revenue and costs) are the subject of the Trust’s ongoing comprehensive audit process by professional consultants and outside counsel to help evaluate compliance with the underlying operative Trust agreements and evaluate potential remedies in the event there is suspected non-compliance.

Monthly lease operating expenses for the Subject Interests, including property taxes, for the three months ended June 30, 2024, averaged approximately $2.6 million compared to $2.4 million for the three months ended June 30, 2023. Monthly lease operating expenses for the Subject Interests, including property taxes for the six months ended June 30, 2024 averaged $2.6 million for 2024 compared to $2.3 million for the six months ended June 30, 2023.

Excess Production Costs. The Conveyance provides that any excess Production Costs applicable to the Subject Interests over the amount of Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. For the three and six months ended June 30, 2024, Production Costs exceeded Gross Proceeds by approximately $1,655,0457 ($1,241,284 net to the Trust). There were no excess Production Costs for the three and six months ended June 30, 2023. These excess Production Costs are to be recovered in future periods when the Gross Proceeds exceed Production Costs for such period.

Distributable Income. Distributable Income for the three and six months ended June 30, 2024, and 2023 was determined as shown in the following table:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Royalty income	$1,854,914	$8,519,333	$6,945,974	$44,936,036
Interest income	37,213	62,365	54,868	99,301
Total income	1,892,127	8,581,698	7,000,842	45,035,337
General and administrative expenses	(758,699)	(494,195)	(1,374,870)	(976,558)
Cash reserves (increase)/decrease	(67,743)	—	(467,743)	—
Distributable Income	$1,065,685	$8,087,503	$5,158,229	$44,058,779
Distributable Income per Unit (46,608,796 Units)	$0.022864	$0.173518	$0.110671	$0.945289

Distributable Income decreased approximately 87% from $8.1 million ($0.173518 per Unit) for the three months ended June 30, 2023, to $1.1 million ($0.022864 per Unit) for the three months ended June 30, 2024. Distributable income decreased approximately 88% from $44.1 million (0.945289 per Unit) for the six-months period ended June 30, 2023 to $5.2 million ($0.110670 per Unit) for the same period in 2024. The decrease in Distributable Income was primarily attributable to a sharp decline in natural gas prices and increased capital expenditures.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the second quarter of 2024 were as follows:

April	$0.022864
May	—
June	—
Quarter Total	$0.022864

Interest Income. Interest income decreased for the three and six months ended June 30, 2024, as compared to the same periods in 2023 primarily due to the decrease in Royalty Income.

General & Administrative Expenses. General and administrative expenses increased approximately 40% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, general and administrative expenses increased approximately 47% compared to the six months ended June 30, 2023. The changes for the three and six-month periods were attributable to differences in timing of the receipt and payment of certain expenses by the Trust, as well as expenses in 2024 associated with the transition to Argent Bank as Trustee of the Trust.

Cash Reserves. Total cash reserves were $1.47 million as of June 30, 2024. The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. The Trustee previously maintained a cash reserve in the amount of $1.0 million. However, to cover Trust Expenses during any period of revenue shortfall, which has resulted and could continue to result from lower commodity prices or increased capital expenditures under Hilcorp's 2024 project plan for the Subject Interests, the Trustee increased the cash reserves in March and April of 2024, such that total cash reserves were $1.8 million as of April 30, 2024. Cash reserves of $249,344 and $82,913, along with interest income, were utilized to pay the balance of Trust administrative expenses remaining (after applying interest income) for May and June 2024, respectively, when the Trust did not receive any Royalty Income. Prior to any distributions to Unitholders, the Trustee plans to replenish the cash reserves and continue to increase the cash reserves to $2.0 million.

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

In each of May, June, and July 2024, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. In the event the Trust does not receive Royalty Income from Hilcorp and interest income sufficient to pay its liabilities in future months, which is expected to occur given the significantly increased expenditures anticipated in Hilcorp's 2024 Plan, the Trust will draw upon the cash reserve amount or borrow funds against the Royalty to cover the Trust’s operating expenses until its cash reserve can be replenished from subsequent Royalty Income payments from Hilcorp.

Natural Gas and Oil Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards.

Royalty Income for the three months ended June 30, 2024, is associated with natural gas and oil production during the period from February 2024 through April 2024. Royalty Income for the six months ended June 30, 2024, is associated with natural gas and oil production from the Subject Interests during the period from November 2023 through April 2024.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended June 30, 2024, and 2023 were as follows:

	For the Three Months Ended June 30,
	2024		2023
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	5,457,753	8,822	5,613,332	9,105
Royalty	(439,460)	5,592	2,244,610	5,892
Average Price (per Mcf/Bbl)	$1.92	$71.17	$3.69	$66.09

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the six months ended June 30, 2024 and 2023 were as follows:

	For the Six Months Ended June 30,
	2024		2023
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	11,052,769	5,821	11,476,831	14,709
Royalty	1,287,159	3,160	5,946,972	9,274
Average Price (per Mcf/Bbl)	$2.56	$68.22	$7.19	$67.77

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

Production Volumes

Natural Gas

Natural gas production volumes decreased for the Subject Interests and the Royalty by 155,579 Mcf (2.8%) and 2,684,070 Mcf (119.6%), respectively for the three months ended June 30, 2024, as compared to the same period in 2023. For the six months period ending June 30, 2024, natural gas production volumes decreased 424,061 Mcf (3.7%) for the Subject Interests and 4,659,813 Mcf (78.4%) for the Royalty compared to the same periods in 2023. Royalty volume is calculated using a formula determined by revenue less expenses. Excess production costs contributed to negative volumes for gas for the Royalty. The decrease in production volume was also affected by a natural decline in the producing properties, market conditions, and a decrease in demand. Natural gas production is also influenced by the line pressure of the natural gas gathering systems in the San Juan Basin.

Oil

Oil production volumes decreased for the Subject Interests by 283 Bbls (3.1%) for three months ended June 30, 2024, as compared to the same period in 2023. Oil production volumes decreased for the Royalty by 300 Bbls (5.1%) for the three months ended June 30, 2024, as compared to the same period in 2023. For the six months period ending June 30, 2024, oil production volume decreased by 8,888 Bbls (60.4%) for the Subject Interests and 6,114 Bbls (65.9%) for the Royalty as compared to the same period in 2023. These changes generally resulted from changes in the demand for natural gas during the applicable time periods, natural gas inventory levels, availability of market conditions, and an increase in capital spending to generate production from new and existing wells.

Sales Prices

Natural Gas

The average realized natural gas price per Mcf decreased for the three and six months ended June 30, 2024, as compared to the same periods in 2023. This decrease was primarily due to a decrease in the El Paso Natural Gas Company, San Juan Basin Index pricing.

Oil

The average realized oil price per Bbl increased for the three and six months ended June 30, 2024 as compared to the same periods in 2023. This increase was primarily due to an increase in the WTI benchmark oil price.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended June 30, 2024.

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

The Conveyance that transferred the royalty to the Trust obligates Hilcorp to provide the Trust with certain financial and operational information, including information concerning calculations of Royalty Income owed to the Trust. Once the Trust receives the financial information from Hilcorp, the Trust engages independent public accountants, compliance auditors, attorneys, and petroleum engineers in order to assist the Trustee in evaluating the accuracy and completeness of the information required to be disclosed in the Trust’s periodic reports. These outside professionals advise the Trustee in its review and compilation of this information for inclusion in this Quarterly Report on Form 10-Q and the other periodic reports provided by the Trust to the SEC.

The Trustee continues to engage with Hilcorp regarding its ongoing accounting and reporting to the Trust, and the Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analysis of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by our professional consultants and outside counsel to help evaluate compliance with the underlying operative Trust agreements and evaluate potential remedies in the event there is suspected non-compliance.

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of June 30, 2024, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended June 30, 2024, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

31	Certification required by Rule 13a-14(a), dated August 14, 2024, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated August 14, 2024, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust***

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
Director of Royalty Trust Services

Date: August 14, 2024

(The Trust has no directors or executive officers.)