Form 10-Q
period 2024-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2024-11-14
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of Units of beneficial interest outstanding at November 14, 2024: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$1,099,699	$1,574,347
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,597,911 and $130,522,279 at September 30, 2024 and December 31, 2023, respectively)	2,677,617	2,753,249
	$3,777,316	$4,327,596
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$—	$574,347
Cash reserves(1)	1,099,699	1,000,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	2,677,617	2,753,249
	$3,777,316	$4,327,596
(1)
The Trustee is authorized to determine the amount of cash reserves it retains from distributions received by the Trust to be used in the event cash on hand is not sufficient to pay ordinary course general and administrative expenses and to provide for future liabilities of the Trust.

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Royalty income	$—	$4,320,039	$6,945,974	$49,256,075
Interest income	18,463	19,773	73,331	119,075
Total income	18,463	4,339,812	7,019,305	49,375,150
General and administrative expenses	(386,507)	(392,762)	(2,161,377)	(1,369,320)
Cash reserves (withheld) used for Trust expenses	368,044	—	300,301	—
Distributable income	$—	$3,947,050	$5,158,229	$48,005,830
Distributable income per Unit (46,608,796 Units)	$—	$0.084685	$0.110670	$1.029974

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$2,677,617	$2,812,651	$2,753,249	$2,968,707
Amortization of net overriding royalty interest	—	(28,873)	(75,632)	(184,929)
Distributable income	—	3,947,050	5,158,229	48,005,830
Distributions declared	—	(3,947,050)	(5,158,229)	(48,005,830)
Trust corpus, end of period	$2,677,617	$2,783,778	$2,677,617	$2,783,778
Distributions declared (per Unit)	$—	$0.084685	$0.110670	$1.029974

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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of September 30, 2024, was $130,597,911.

3. Basis of Presentation

The preceding condensed statement of assets, liabilities, and trust corpus as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of the Trustee and based upon information provided to the Trust by Hilcorp, the present owner of Subject Interests originally owned by Southland in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2024, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2024 and 2023. The distributable income for such interim period is not necessarily indicative of the distributable income for the full year.

The condensed financial statements of the Trust are prepared on the following basis and are not intended to present the financial position and results of operations of the Trust in conformity with U.S. generally accepted accounting principles (“GAAP”):

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to the Trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of September 30, 2024.

Certain amounts from previously presented condensed financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported distributable income or trust corpus. The reclassification adjustments were made to improve consistency and comparability of the financial information across periods.

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

The Trustee is of the opinion that the material tax positions taken by the Trust, related to the Trust’s pass-through status and state tax positions, would more likely than not be sustained by examination. As of September 30, 2024, the Trust’s tax years 2020 and thereafter remain subject to examination.

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

Through the Trustee's compliance audit process, certain exceptions to the several different categories of expenses (specifically offsite labor, overhead, operator-owned compressors and saltwater disposal facilities) for the years 2017 through 2020 were identified that the Trustee believed resulted in an underpayment of royalties owed to the Trust for those years. The Trustee engaged in extensive discussions with Hilcorp regarding these exceptions that culminated in Hilcorp’s payment of the sum of $1,037,093, which included the accumulated interest incurred as a result of the underpayment. The compliance audit settlement payment was included in the September 2023 distribution to Unit Holders.

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

On February 16, 2024, the Trust announced that Hilcorp had provided the Trust with its 2024 capital project plan for the Subject Interests (the “2024 Plan”), and Hilcorp estimated its 2024 capital expenditures for the Subject Interests to be $36.0 million. This plan was updated on March 6, 2024, with a reduction of approximately $2.0 million, bringing the total estimate of 2024 capital expenditures to $34.0 million. Hilcorp informed the Trust that its 2024 Plan will allocate approximately $25.0 million of the 2024 Plan’s budget toward two drilling projects in the Mancos formation. Approximately $8.0 million of the 2024 Plan’s budget will be allocated to 36 well recompletions and workovers scheduled to be completed in the Mesaverde and Fruitland Coal formations. Approximately $1.0 million of the 2024 Plan’s budget will be allocated to facilities projects related to natural gas compression. Hilcorp further informed the Trust that its planned project status for 2024 is subject to revision if Hilcorp revises its assumptions underlying the 2024 Plan, in which event the actual capital costs may vary from these estimates. Hilcorp advised the Trustee that there were ten workover wells completed, two new wells in progress, and 11 workover wells in progress during the nine months ended September 30, 2024.

9. Excess Production Costs

For the three and nine months ended September 30, 2024, Production Costs exceeded Gross Proceeds by $10,294,620 ($7,720,965 net to the Trust) and $11,517,368 ($8,638,026 net to the Trust), respectively. The cumulative balance of excess Production Costs as of September 30, 2024, was $11,517,368 ($8,638,026 net to the Trust). There were no excess Production Costs for the three and nine months ended September 30, 2023, and there was no cumulative balance of excess Production Costs as of September 30, 2023. The Conveyance provides that any excess Production Costs applicable to the Subject Interests over the amount of

Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. As such, the cumulative balance of excess Production Costs as of September 30, 2024, is to be recovered in future periods when the Gross Proceeds exceed Production Costs for such period.

10. Settlements and Litigation

None.

11. Subsequent Events

On October 21, 2024, the Trust announced that it would not declare a monthly cash distribution to the holders of its units of beneficial interest ("Units") for October 2024 due to lower natural gas prices and significantly increased production costs that exceeded proceeds during the production month of August 2024.

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

Hilcorp informed the Trust that its 2024 Plan will allocate approximately $25.0 million of the 2024 Plan’s budget toward two drilling projects in the Mancos formation. Approximately $8.0 million of the 2024 Plan’s budget will be allocated to 36 well recompletions and workovers scheduled to be completed in the Mesaverde and Fruitland Coal formations. Approximately $1.0 million of the 2024 Plan’s budget will be allocated to facilities projects related to natural gas compression. Hilcorp further informed the Trust that its planned project status for 2024 is subject to revision if Hilcorp revises its assumptions underlying the 2024 Plan, in which event the actual capital costs may vary from these estimates. Hilcorp advised the Trustee that there were ten workover wells completed, two new wells in progress, and 11 workover wells in progress during the nine months ended September 30, 2024.

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

Factors that Affect Net Proceeds. Generally, Net Proceeds are affected by (a) disruptions caused by weather, particularly winter storms that disrupt access to the production fields, (b) the timing and size of Hilcorp’s capital expenditures, and other Production Costs, and (c) commodity prices.

Weather. Hilcorp has advised the Trust that it is possible for it to experience disruptions during the winter months that could impact Hilcorp’s ability to access fields and maintain production.

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have impacted and continue to impact Net Proceeds. Hilcorp’s capital expenditures increased for the three months and nine months ended September 30, 2024, by approximately $10,450,220 and $12,115,022, respectively. The increases in capital costs for the periods were primarily attributable to a substantially higher capital project spending budget for Hilcorp's 2024 Plan as compared to 2023.

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

Results of Operations – for the Three and Nine Months Ended September 30, 2024 and 2023

Royalty Income. Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three and nine months ended September 30, 2024, and 2023 was determined as shown in the following table:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
.	2024	2023		2024		2023
Gross proceeds from the Subject Interests:
Natural gas	$8,490,465	$12,221,864		$36,807,035		$94,688,225
Oil	784,756	1,072,190		1,783,702		2,068,949
Other	—	1,382,791	(1)	182,978	(2)	1,492,304	(3)
Total	9,275,221	14,676,845		38,773,715		98,249,478
Production Costs:
Severance tax – gas	1,042,670	1,835,573		4,762,762		11,238,501
Severance tax – oil	86,811	116,995		195,701		224,060
Lease operating expense and property tax	7,550,762	6,524,847		23,361,057		20,516,908
Capital expenditures	10,889,598	439,378		12,710,264		595,242
Total Production Costs	19,569,841	8,916,793		41,029,784		32,574,711
Royalty profits (losses)	(10,294,620)	5,760,052		(2,256,069)		65,674,767
Cumulative Excess Production Costs(4)	10,294,620	—		11,517,368		—
Net profits	—	5,760,052		9,261,299		65,674,767
Net overriding royalty interest	75%	75%		75%		75%
Royalty Income	$—	$4,320,039		$6,945,975		$49,256,075
(1)
Revenue comprised of a compliance audit settlement payment and related interest for the 2017 through 2020 disputed expenses audit.
(2)
Revenue related to compliance audit exceptions and associated interest.
(3)
Revenue included an audit settlement payment in February 2023 and related interest for the 2017 through 2020 disputed expenses audit and audit exceptions.
(4)
Production Costs exceeded Gross Proceeds by $10,294,620 for the three months ended September 30, 2024, and by $11,517,368 for the nine months ended September 30, 2024. The Conveyance provides that any excess production costs applicable to the Subject Interests over Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs.

The Royalty Income distributed to the Trust for the three and nine months ended September 30, 2024, was lower than that distributed during the same periods of 2023, due primarily to substantially higher capital project spending associated with Hilcorp's 2024 Plan. Additionally, Royalty Income was affected by a decline in natural gas prices and an increase in production costs, including capital expenditures and lease operating expenses. The average natural gas price decreased from $2.04 per Mcf for the three months ended September 30, 2023, to $1.49 per Mcf for the three months ended September 30, 2024. The average natural gas price decreased from $5.42 per Mcf for the nine months ended September 30, 2023 to $2.20 per Mcf for the nine months ended September 30, 2024. Production of natural gas from the Subject Interests decreased from 5,989,625 Mcf for the three months ended September 30, 2023, to 5,691,025 Mcf for the three months ended September 30, 2024. Production of natural gas from the Subject Interests also decreased slightly from 17,466,457 Mcf for the nine months ended September 30, 2023 to 16,743,796 Mcf for the nine months ended September 30, 2024.

Gross Proceeds from Subject Interests. Total Gross Proceeds decreased approximately $5.4 million, or 36.8%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Total Gross Proceeds decreased approximately $59.5 million or 60.5% for the nine months ended September 30, 2024 compared to the same time period in 2023. The decreases were primarily due to lower natural gas prices and lower production volumes.

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have and will continue to impact Net Proceeds. Hilcorp's capital expenditures increased approximately $10,450,220 for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and increased approximately $12,115,022 for the nine months ended September 30, 2024, compared to the same time period in 2023. The increase in capital costs in the three-month and nine-month periods were primarily attributable to the significantly higher capital project spending budget for Hilcorp's 2024 Plan (as defined below), as compared to the same periods in 2023.

On February 16, 2024, the Trust announced that Hilcorp had provided the Trust with its 2024 capital project plan for the Subject Interests (the “2024 Plan”), and Hilcorp has estimated its 2024 capital expenditures for the Subject Interests to be $36.0 million. This 2024 Plan was updated on March 6, 2024, with a reduction of approximately $2.0 million, bringing the total estimate of 2024 capital expenditures to $34.0 million. Hilcorp informed the Trust that its 2024 Plan will allocate approximately $25.0 million of the 2024 Plan’s budget toward two drilling projects in the Mancos formation. Approximately $8.0 million of the 2024 Plan’s budget will be allocated to 36 well recompletions and workovers scheduled to be completed in the Mesaverde and Fruitland Coal formations. Approximately $1.0 million of the 2024 Plan’s budget will be allocated to facilities projects related to natural gas compression. Hilcorp further informed the Trust that its planned project status for 2024 is subject to revision if Hilcorp revises its assumptions underlying the 2024 Plan, in which event the actual capital costs may vary from these estimates. Hilcorp informed the Trustee that there were ten workover wells completed, two new wells in progress, and 11 workover wells in progress during the nine months ended September 30, 2024.

Severance Taxes. Aggregate severance taxes decreased approximately $0.8 million, or 42%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and decreased approximately $6.5 million or 57% for the nine months ended September 30, 2024 compared to the same time period during 2023. The decrease was primarily attributable to lower Gross Proceeds. Severance taxes represented approximately 12% of Gross Proceeds for the three months ended September 30, 2024 compared to approximately 15% for the same period of 2023. Severance taxes represented approximately 13% of Gross Proceeds for the nine months ended September 30, 2024 and approximately 12% for the same period of 2023.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $1.0 million or 15.7%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, lease operating expenses and property taxes increased approximately $2.8 million or 13.9% compared to the nine months ended September 30, 2023. As previously disclosed in the Trust’s filings, these costs (along with all revenue and costs) are the subject of the Trust’s ongoing comprehensive compliance audit process by professional consultants and outside counsel to help evaluate compliance with the underlying operative Trust agreements and evaluate potential remedies in the event there is suspected non-compliance.

Excess Production Costs. For the three and nine months ended September 30, 2024, Production Costs exceeded Gross Proceeds by $10,294,620 ($7,720,965 net to the Trust) and $11,517,368 ($8,638,026 net to the Trust), respectively. The cumulative balance of excess Production Costs as of September 30, 2024, was $11,517,368 ($8,638,026 net to the Trust). There were no excess Production Costs for the three and nine months ended September 30, 2023, and there was no cumulative balance of excess Production Costs as of September 30, 2023. The Conveyance provides that any excess Production Costs applicable to the Subject Interests over the amount of Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. As such, the cumulative balance of excess Production Costs as of September 30, 2024, is to be recovered in future periods when the Gross Proceeds exceed Production Costs for such period.

Distributable Income. Distributable Income for the three and nine months ended September 30, 2024, and 2023 was determined as shown in the following table:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Royalty income	$—	$4,320,039	$6,945,974	$49,256,075
Interest income	18,463	19,773	73,331	119,075
Total income	18,463	4,339,812	7,019,305	49,375,150
General and administrative expenses	(386,507)	(392,762)	(2,161,377)	(1,369,320)
Cash reserves (withheld) used for Trust expenses	368,044	—	300,301	—
Distributable Income	$—	$3,947,050	$5,158,229	$48,005,830
Distributable Income per Unit (46,608,796 Units)	$—	$0.084685	$0.110670	$1.029974

There was no Distributable Income for the three months ended September 30, 2024. This was a decrease from $3.9 million ($0.084685 per Unit) for the three months ended September 30, 2023. Distributable income decreased approximately 89% from $48.0 million (1.029974 per Unit) for the nine months ended September 30, 2023 to $5.2 million ($0.110670 per Unit) for the same period in 2024. The decrease in Distributable Income was primarily attributable to significantly increased capital expenditures and a sharp decline in natural gas prices.

Interest Income. Interest income decreased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023 primarily due to the decrease in Royalty Income.

General & Administrative Expenses. General and administrative expenses decreased slightly by $6,255 (2%) for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, general and administrative expenses increased by $792,057 (57.8%) compared to the nine months ended September 30, 2023 due to differences in timing of the receipt and payment of certain expenses by the Trust, as well as expenses in the first half of 2024 associated with the transition to Argent Bank as Trustee of the Trust.

Cash Reserves. Total cash reserves were $1,099,699 as of September 30, 2024. The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. The Trustee previously maintained a cash reserve in the amount of $1,000,000. However, to cover Trust Expenses during any period of revenue shortfall, which has resulted and could continue to result from lower commodity prices or increased capital expenditures under Hilcorp's 2024 project plan for the Subject Interests, the Trustee increased the cash reserves in March and April of 2024, such that total cash reserves were $1,800,000 as of April 30, 2024. Cash reserves of $700,581, along with interest income, were utilized to pay the balance of Trust administrative expenses remaining (after applying interest income) each month from May through September 2024, when the Trust did not receive any Royalty Income. Prior to any distributions to Unitholders, the Trustee plans to replenish the cash reserves and continue to increase the cash reserves to $2,000,000.

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

In each of July, August, and September 2024, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. In the event the Trust does not receive Royalty Income from Hilcorp and interest income sufficient to pay its liabilities in future months, which is expected to occur given the significantly increased expenditures anticipated in Hilcorp's 2024 Plan, the Trust will continue to draw upon the cash reserves, and if needed, may borrow funds against the Royalty to cover the Trust’s operating expenses until such time as the Trust's cash reserve can be replenished from subsequent Royalty Income payments from Hilcorp.

Natural Gas and Oil Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards.

Royalty Income for the three months ended September 30, 2024, is associated with natural gas and oil production during the period from May 2024 through July 2024. Royalty Income for the nine months ended September 30, 2024, is associated with natural gas and oil production from the Subject Interests during the period from November 2023 through July 2024.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended September 30, 2024, and 2023 were as follows:

	For the Three Months Ended September 30,
	2024		2023
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	5,691,025	11,111	5,989,625	17,292
Royalty	(6,683,813)	6,460	1,426,197	12,025
Average Price (per Mcf/Bbl)	$1.49	$70.63	$2.04	$62.00

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the nine months ended September 30, 2024 and 2023 were as follows:

	For the Nine Months Ended September 30,
	2024		2023
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	16,743,796	25,574	17,466,457	32,001
Royalty	(5,396,654)	15,212	7,373,169	21,299
Average Price (per Mcf/Bbl)	$2.20	$69.26	$5.42	$64.65

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

Production Volumes

Natural Gas

Natural gas production volumes decreased for the Subject Interests and the Royalty by 298,600 Mcf (5.0%) and 8,110,010 Mcf (568.6%), respectively for the three months ended September 30, 2024, as compared to the same period in 2023. For the nine months ended September 30, 2024, natural gas production volumes decreased 722,661 Mcf (4.1%) for the Subject Interests and 12,769,823 Mcf (173.2%) for the Royalty compared to the same periods in 2023. Royalty volume is calculated using a formula determined by revenue less expenses. Excess production costs contributed to negative volumes for gas for the Royalty. The decrease in production volume was also affected by a natural decline in the producing properties, market conditions, and a decrease in demand. Natural gas production is also influenced by the line pressure of the natural gas gathering systems in the San Juan Basin.

Oil

Oil production volumes decreased for the Subject Interests by 6,181 Bbls (35.7%) for the three months ended September 30, 2024, as compared to the same period in 2023. Oil production volumes decreased for the Royalty by 5,565 Bbls (46.3%) for the three months ended September 30, 2024, as compared to the same period in 2023. For the nine months ended September 30, 2024, oil production volume decreased by 6,247 Bbls (19.5%) for the Subject Interests and 6,087 Bbls (28.6%) for the Royalty as compared to the same period in 2023. These changes generally resulted from changes in the demand for natural gas during the applicable time periods, natural gas inventory levels, availability of market conditions, and an increase in capital spending to generate production from new and existing wells.

Sales Prices

Natural Gas

The average realized natural gas price per Mcf decreased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023. This decrease was primarily due to a decrease in the El Paso Natural Gas Company, San Juan Basin Index pricing.

Oil

The average realized oil price per Bbl increased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. This increase was primarily due to an increase in the WTI benchmark oil price.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended September 30, 2024.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of September 30, 2024, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended September 30, 2024, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

31	Certification required by Rule 13a-14(a), dated November 14, 2024, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated November 14, 2024, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust***

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
Director of Royalty Trust Services

Date: November 14, 2024

(The Trust has no directors or executive officers.)