Form 10-K
period 2024-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2025-03-31
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024

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

Aggregate market value of the Units held by non-affiliates of the registrant as of June 28, 2024 (the last business day of its most recently completed second fiscal quarter), was approximately $189,231,712 based on the closing price as quoted on the New York Stock Exchange. As of March 31, 2025, there were 46,608,796 Units of the registrant outstanding.

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

Prior to February 15, 2024, PNC Bank served as Trustee of the Trust. Prior to October 8, 2021, other entities served as Trustee of the Trust. See Item 8. Financial Statements and Supplementary Data, Note 1. The defined term "Trustee" as used herein shall refer to PNC Bank for periods from October 8, 2021 through February 14, 2024, and shall refer to Argent Trust Company for periods on and after February 15, 2024. For all periods prior to October 8, 2021, use of the defined term “Trustee” herein shall refer to the entity serving as Trustee of the Trust during the applicable time period.

The Conveyance and the Royalty

Pursuant to the Net Overriding Royalty Conveyance (the “Conveyance”) effective November 1, 1980, Southland conveyed to the Trust a 75% net overriding royalty interest (the “Royalty”) that burdens certain of Southland’s oil and natural gas interests (the “Subject Interests”) in properties located in the San Juan Basin of northwestern New Mexico (the “San Juan Basin”). Subsequent to the Conveyance of the Royalty, through a series of sales, assignments and mergers, Hilcorp became Southland’s successor. Hilcorp acquired the Subject Interests from Burlington Resources Oil & Gas Company LP (“Burlington”), an indirect wholly-owned subsidiary of ConocoPhillips, on July 31, 2017. The Royalty functions generally as a net profits interest. Under the terms of the Conveyance, the Trust receives royalty income (“Royalty Income”) equal to 75% of Net Proceeds attributable to the Subject Interests. The term “Net Proceeds,” as used in the Conveyance, means the excess of Gross Proceeds received by Hilcorp during a particular period over production costs for such period. “Gross Proceeds” means the amount received by Hilcorp (or any subsequent owner of the Subject Interests) from the sale of the production attributable to the Subject Interests, subject to certain adjustments (e.g., fuel, gathering, and transportation). “Production costs” generally means costs incurred on an accrual basis by Hilcorp in operating the Subject Interests, including both capital and non-capital costs. For example, these costs include development drilling, production and processing costs, applicable taxes and operating charges. However, Hilcorp informed the Trust that, for wells operated by Hilcorp, it generally did not intend to accrue lease operating expenses to the Trust. Where production costs exceed Gross Proceeds in any month, or over a period of time, the excess amounts are referred to as “Excess Production Costs.” Excess Production Costs are recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust is not otherwise liable for any Production Costs or other costs or liabilities attributable to the Subject Interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due under the Royalty, it is not obligated to return such overpayment, but the amounts payable to it for any subsequent period are reduced by such amount, plus interest, at a rate specified in the Conveyance.

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

As of December 31, 2024, 99.8% of the Trust’s estimated proved reserves consisted of natural gas reserves, and 95.1% of the Gross Proceeds from the Subject Interests in 2024 were attributable to the production and sale of natural gas by Hilcorp as well as other proceeds. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Trust income available for distribution to the Unit Holders by the Trust and, by extension, the price of the Units. The market price paid for natural gas is seasonal because there is greater demand for natural gas used for heating purposes in the winter months and more energy requirements for air conditioning in the summer months than during the rest of the year.

The Trustee

The primary function of the Trustee is to collect the Royalty Income, to pay all expenses and charges of the Trust and to distribute the remaining available income to the Unit Holders. The Trust received approximately $6.9 million and $53.2 million in Royalty Income from Hilcorp in each of the fiscal years ended December 31, 2024 and 2023, respectively. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $5.2 million and $51.6 million to Unit Holders in each of the fiscal years ended December 31, 2024 and 2023, respectively. The Trust’s corpus was approximately $2.7 million and $2.8 million as of December 31, 2024 and 2023, respectively. Excess Production Costs of $21,248,008 gross ($15,936,006 net to the Trust) were incurred from May through December 2024.

Proceeds from production in the first month are generally received by Hilcorp in the second month, the Royalty Income is paid by Hilcorp to the Trustee in the third month, and distribution by the Trustee to the Unit Holders is made in the fourth month. Unit Holders of record as of the last business day of each month (the “monthly record date”) will be entitled to receive the calculated monthly distribution amount for such month on or before ten business days after the monthly record date. The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. The aggregate monthly distribution amount is the excess of (i) the Royalty Income paid to the Trustee, plus any decrease in cash reserves previously established for liabilities and contingencies of the Trust, over (ii) the expenses and payments of liabilities of the Trust, plus any net increase in cash reserves. The Trust has not made a distribution since April 2024 due to Hilcorp's significant increase in Production Costs and a decline in natural gas pricing.

The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. The Trustee previously maintained a cash reserve in the amount of $1,000,000. However, to cover Trust Expenses during any period of revenue shortfall, which has resulted and could continue to result from lower commodity prices or increased capital expenditures under Hilcorp's 2024 project plan for the Subject Interests, the Trustee increased the cash reserves in March and April of 2024, such that total cash reserves were $1,800,000 as of April 30, 2024. Cash reserves of $1,039,080, along with interest income, were utilized to pay the balance of Trust administrative expenses remaining (after applying interest income) each month from May through December 2024, when the Trust did not receive any Royalty Income. As a result, cash reserves were $760,919 as of December 31, 2024. Prior to any distributions to Unitholders, the Trustee plans to replenish the cash reserves and continue to increase the cash reserves to $2,000,000.

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

The other powers and duties of the Trustee are set forth in the Indenture and include the prosecution and defense of claims by and against the Trust, the engagement of consultants and professionals and the payment of Trust liabilities. If the Trustee determines that the Trust does not have sufficient funds to pay its liabilities, the Trustee may borrow funds on behalf of the Trust, in which case no distributions will be made to Unit Holders until such borrowings are repaid in full. The Trust has not received Royalty Income since April 2024. The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over the amount of Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The balance of Excess Production Costs as of December 31, 2024 was $21,248,008 gross ($15,936,006 net to the Trust). As of March 21, 2025 the balance of Excess Production Costs was $21,739,947 gross ($16,304,960 net to the Trust). The Trust’s cash reserves will likely be depleted before such time as the Excess Production Costs are recovered, and the Trust begins receiving Royalty Income. The Trustee is currently evaluating credit options on behalf of the Trust, the funds from which would be utilized to pay the Trust’s administrative expenses until such time as the Excess Production Costs are repaid, and the Trust begins receiving Royalty Income again

The Trustee may not sell or dispose of any part of the assets of the Trust without the affirmative vote from the Unit Holders of 75% of all of the Units outstanding; however, the Trustee may sell up to 1% of the value of the Royalty (as determined pursuant to the Indenture) during any 12-month period without the consent of the Unit Holders if it determines such a sale is in the best interest of the Unit Holders. The Trust does not operate the Subject Interests and is not empowered to carry on any business activity. The Trust has no employees, officers, or directors. All administrative functions of the Trust are performed by the Trustee.

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

Duration of the Trust

The Trust is not subject to any pre-set termination provisions based on a maximum volume of natural gas or oil to be produced or the passage of time. The Trust will terminate if (a) its gross revenue for each of two successive years is less than $1.0 million per year or, if earlier, (b) the Unit Holders of at least 75% of all the Units outstanding vote in favor of termination. Upon termination of the Trust, the Trustee must sell the Royalty and distribute the proceeds to Unit Holders after satisfying or establishing reserves to satisfy the liabilities of the Trust. The Trust had $6.9 million of gross revenue in 2024, but it is possible the Trust may not have gross revenue of at least $1.0 million in 2025. As the new horizontal wells that were drilled by Hilcorp in 2024 have begun producing, it is likely, but not certain, that the Excess Production Costs will be recovered, and the Trust will begin receiving Royalty Income before December 31, 2027. If the Trust does not have gross revenue of at least $1.0 million in each of 2025 and 2026, then termination provisions in the Indenture would be triggered, unless a meeting of unit holders was called, and the Indenture was amended to prevent the termination from occurring.

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

Additional Information

The principal office of the Trust is located at 3838 Oak Lawn Avenue, Suite 1720, Dallas, TX 75219 (toll-free telephone number 855-588-7839). The Trust makes available (free of charge) its annual, quarterly, and current reports (and any amendments thereto) filed with the SEC through its website at www.sjbrt.com as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC. The Trust’s materials filed with the SEC are available at the SEC’s internet site, www.sec.gov. This site contains reports and, as applicable, proxy and information statements, and other information regarding the Trust and other issuers that file electronically with the SEC.

The Trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The Trustee, 3838 Oak Lawn Avenue, Suite 1720, Dallas, TX 75219 (toll-free telephone number 855-588-7839, email address: trustee@sjbrt.com), is the representative of the Trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT and a NMWHFIT. The tax information is generally posted by the Trustee on the Trust’s website: www.sjbrt.com.

ITEM 1A. RISK FACTORS

Although risk factors are described throughout this Annual Report on Form 10-K, the following is a summary of the principal risks associated with an investment in Units of the Trust.

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
•
political conditions in major oil producing regions, especially in the Middle East and Russia, including the conflicts in Eastern Europe and the Middle East;
•
the effects of armed conflict throughout the world on global oil and gas producing regions, countries, sea lanes, thoroughfares and the oil and gas markets;
•
expectations about future prices of, or the supply of and demand for oil and natural gas;
•
public health concerns, such as COVID-19;
•
technological advances affecting energy consumption, energy storage and energy supply;
•
the price and availability of and purchaser or consumer preference for alternative fuels;
•
the proximity, capacity, cost and availability of gathering, processing and transportation facilities;
•
U.S. federal, state and local governmental regulation and taxation;
•
government regulations, such as regulation of natural gas transportation and price controls;
•
trade barriers and tariffs;

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

Production and development costs attributable to the properties underlying the Subject Interests are deducted in the calculation of net proceeds. Accordingly, higher production and development costs, without concurrent increases in revenues, decrease the share of net proceeds paid to the Trust as Royalty Income. If development and production costs of the properties underlying the Subject Interests exceed the proceeds of production from the properties underlying the Subject Interests ("Excess Production Costs"), such Excess Production Costs are carried forward and the Trust will not receive a share of net proceeds for the properties underlying the Subject Interests until future net proceeds from production from such properties exceed the total of the Excess Production Costs. Development activities may not generate sufficient additional revenue to repay the costs; however, the Trust is not obligated to repay the Excess Production Costs except through future production.

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

The Trust will be terminated and the Trustee must sell the Royalty if holders of at least 75% of the Units approve the sale or vote to terminate the Trust, or if the Trust’s gross revenue for each of two successive years is less than $1,000,000 per year. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the Unit Holders and Unit Holders will receive no further distributions from the Trust. The Trustee cannot provide assurances that any such sale will be on terms acceptable to all Unit Holders. The Trustee cannot provide assurances the Trust will receive Royalty Income in 2025 or 2026 as the Trust must first extinguish the balance of Excess Production Costs associated with Hilcorp’s drilling of two horizontal wells during 2024. The balance of Excess Production Costs as of March 21, 2025 was $21,739,947 gross ($16,304,960 net to the Trust), and the Trust will not receive Royalty Income until the balance of Excess Production Costs (net to the Trust) is paid in full.

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

In addition, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. The United States, depending on which President has been in office, has participated (during the Biden administration) or not (during the two Trump administrations) in the Paris Climate Accord, a voluntary international agreement with the goal of limiting global climate change to not more than 2 degrees Celsius (or less); preparing, maintaining and publishing national greenhouse gas (“GHG”) reduction targets; and announcing a plan to achieve net-zero emissions from overall federal operations by 2050. The Biden administration had also set ambitious domestic targets for curbing climate change, such as making the U.S. power sector carbon-neutral by 2035. While changes in U.S. presidential administrations could increase or lessen the relative impacts of climate policies and regulations on the oil and natural gas industry, the adoption and implementation of any international, federal, or state GHG-emission reduction commitments, legislation, or regulations or other restrictions or imposition of taxes, fees, or limits on emissions of GHGs could result in increased development, operation, and compliance costs, additional operating restrictions on the Underlying Properties, and additional regulatory burdens, and thus decrease revenue to the Trust.

Hilcorp has informed the Trust that it does not believe that actions undertaken by President Biden’s administration to curtail future leases for natural gas and oil drilling on federally owned land, to the extent they are not reconsidered by the Trump Administration, will impact the Subject Interests because, at the present time, they do not impact current leases.

The Biden administration announced in September 2023 that it has moved to shut down future development of oil, gas and mining activity on approximately 4,200 acres in Sandoval County, New Mexico for the next 50 years. On April 18, 2024, Deb Haaland, Secretary of the Interior, issued Public Land Order 7940, protecting this acreage. The Trump Administration may revisit his order. Regardless, Hilcorp has informed the Trust that the proposed tracts are not within the production area of the Subject Interests or part of any future proposed development plans.

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

The Trustee maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, which processes are integrated into the Trustee’s overall risk management process. The Trustee maintains robust cybersecurity protocols, including but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. The protocols are based on recognized best practices and standards for cybersecurity and information technology. The Trustee has an annual assessment, performed by a third-party vendor, of the Trustee’s cyber risk management program.

Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors.

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See Item 1A. “Risk Factors – Cybersecurity Risks.”

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

The Subject Interests

The Subject Interests consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. According to information provided by Cawley, Gillespie and Associates, Inc. (CG&A), the Trust's third party reserve engineers, there were, as of December 31, 2024, 4,342 gross (816.1 net) wells on the properties underlying the Subject Interests, calculated on a well bore basis and not including multiple completions as separate wells, of which approximately 1,009 gross (287.6 net) wells were Multiple Completion Wells, resulting in a total of 5,431 gross (1,140.5 net) completions.

CG&A has informed the Trust that all of the subject acreage is held by production, and even though it has not been fully developed in every formation, CG&A has classified all of such acreage as developed. Production from conventional natural gas wells is primarily from the Pictured Cliffs, Mesaverde, Mancos, and Dakota formations, ranging in depth from 1,500 to 8,000 feet. Additional production is attributable to coal seam reserves in the Fruitland Coal formation.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by Hilcorp.

2025 Capital Expenditure Budget

On February 13, 2025, the Trust announced that Hilcorp had provided the Trust with its 2025 capital project plan for the Subject Interests (the “2025 Plan”), and Hilcorp has estimated its 2025 capital expenditures for the Subject Interests to be $9.0 million, significantly less than the production costs incurred in 2024.

Hilcorp informed the Trust that its 2025 Plan for the Subject Interests includes 29 projects. Approximately $4.0 million of the 2025 Plan’s budget will be allocated to seven new vertical drill projects, all completed in the Dakota/Mesa Verde formations. Approximately $4.5 million of the $9.0 million budget will be allocated to 22 projects for recompletions and workovers in the Fruitland Coal formation and approximately $0.5 million will be allocated to facilities projects related to natural gas compression and other facilities projects. Hilcorp further informed the Trust that its planned project status for 2025 is subject to revision if Hilcorp revises its assumptions underlying the 2025 Plan, in which event the actual capital costs may vary from these estimates.

Oil and Natural Gas Production

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for each of the two years ended December 31, 2024, were as follows:

	For the year ended December 31,
	2024		2023
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	22,415,695	32,471	23,447,077	43,959
Average Price (per Mcf/Bbl)	$2.07	$68.07	$4.69	$66.34
Royalty	2,359,534	17,822	8,881,158	29,275
Average Price (per Mcf/Bbl)	$1.12	$68.47	$6.43	$66.19

Production costs for natural gas and oil attributable to the Subject Interests for the two years ended December 31, 2024, were as follows:

	2024	2023
Total Production Costs (including capital expenses)	$82,130,843	$43,492,282
Average Production Costs per unit of Production	$3.6324	$1.8549
Lease Operating Expenses	$30,830,580	$27,348,678
Average Lifting Cost per unit of Production	$1.3636	$1.1664

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

Marketing

Natural gas produced in the San Juan Basin is sold in both interstate and intrastate commerce. Please refer to the discussion contained herein under “Regulation” for information as to federal regulation of prices of oil and natural gas. As part of the transition from Burlington to Hilcorp, Hilcorp has assumed, or been assigned, all the natural gas purchase, gathering and processing contracts affecting the Subject Interests. Natural gas produced from the Subject Interests is processed at the following sites: Ignacio, Val Verde, San Juan Gas Complex, and Milagro, all located in the San Juan Basin. Hilcorp sells natural gas produced from the Subject Interests under various contracts.

Hilcorp’s sales contracts are executed based on request for proposals (RFPs) seasonally but have consistently been won by Chevron Natural Gas (“Chevron”) and EDF Trading North America LLC (“EDF”), as is the case for the upcoming summer season. Each of Hilcorp’s sales contracts with EDF and Chevron provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin. Hilcorp’s natural gas sales are also contracted with New Mexico Gas Company, Inc. The contract provides for the sale of certain winter-only natural gas supplies. All of the natural gas is processed at the Ignacio Plant, Val Verde Plant, San Juan Gas Complex, and Milagro plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin.

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

Hilcorp entered into a contract with Williams Four Corners, LLC (“WFC”), which is effective for a term of two years commencing April 1, 2025. The WFC contract covers the gathering and processing of virtually all of the natural gas produced from the Subject Interests. On October 1, 2018, Harvest Midstream I, L.P., an affiliated midstream company of Hilcorp, completed the acquisition of WFC’s gas pipeline and processing facilities in the San Juan Basin. The Conveyance sets forth the processing costs that Hilcorp can charge for both non-affiliates and affiliates.

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

Oil and Natural Gas Reserves

Proved Reserves

All of the Trust’s reserves are located in the San Juan Basin. Total proved Developed and Undeveloped Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2024, were as follows:

	Proved Reserves(1)(2)
Reserves Category	Natural Gas (MMcf)	Crude Oil and Condensate (MBbls)
Developed	62,095	132
Undeveloped	—	—
Total Proved	62,095	132

(1)
Proved reserves were calculated using prices equal to the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for each of the preceding 12 months, which were $2.13 per MMBtu (Henry Hub) of natural gas and $75.48 per Bbl (West Texas Intermediate) of oil. The adjusted volume-weighted average prices over the life of the properties were $2.32 per Mcf of gas and $66.35 per Bbl of oil.
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

Estimated quantities of proved Developed Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2024 and 2023 were as follows:

	2024	2023
Natural Gas (MMcf)	62,095	57,488
Crude Oil and Condensate (MBbls)	132	186

Proved Undeveloped Reserves

Based on information provided by Hilcorp and analysis by the Trust’s independent reserve engineer, there were no proved undeveloped reserves identified as of December 31, 2024. There were 9,135 MMcf proved undeveloped reserves identified in 2023. The changes in proved undeveloped reserves were primarily due to Hilcorp’s two drilling projects in the Mancos formation in 2024.

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

Third-Party Reserves

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust has verified the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and natural gas reserves as of December 31, 2023 and 2024 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since

1989, with over 35 years of practice experience in petroleum engineering and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Waste Handling. The Resource Conservation and Recovery Act (“RCRA”), as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA and its state analogs, it is possible that some wastes the operators of the Subject Interests generate presently or in the future could be subject to regulation under RCRA and state analogs. Legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” To the extent any wastes generated by the operators of the Subject Interests are subject to regulation under RCRA or state analogs, or if the EPA or a state with jurisdiction proposes a rulemaking for revised oil and gas waste regulations in the future, any such regulation or changes in the laws and regulations could have a resulting increase in production costs that may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests. In addition, on February 8, 2024, EPA proposed adding nine particular per- and polyfluoroalkyl compounds (“PFAS”) to its list of hazardous constituents. It is unclear whether or when EPA may finalize this rule, but if it does this change in the regulations could have a resulting increase in production costs that may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests.

Cleanup. Under certain environmental laws and regulations, the operators of the Subject Interests could be subject to strict, joint and several liability for the removal or remediation of property contamination, whether at a drill site or a waste disposal facility, even when the operators did not cause the contamination, or their activities were in compliance with all applicable laws at the time the actions were taken. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, for example, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons for releases into the environment of a “hazardous substance.” Liable persons may include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who arranged for the disposal of a hazardous substance at a site. Under CERCLA and similar statutes, government authorities or private parties may take actions in response to threats to the public health or the environment, or releases or threatened releases of hazardous substances, and sue responsible persons for the associated costs; government authorities also may direct responsible persons to implement cleanup measures. Although CERCLA excludes “petroleum” from the definition of hazardous substance, in the course of operations, the working interest owner and/or the operator of Subject Interests may have generated and may generate materials that fall outside of this exclusion and that could trigger cleanup liabilities. In addition, the Subject Interests have produced oil and/or natural gas for many years, and previous operators may have disposed or released hydrocarbons, wastes or hazardous substances at the Subject Interests. The operator of the Subject Interests or the working interest owners may be responsible for all or part of the costs to clean up any such contamination. Although the Trust is not the operator of any Subject Interests, or the owner of any working interest, its ownership of the Royalty could cause it to be responsible for all or part of such costs to the extent CERCLA, or any similar statute, imposes responsibility on such parties as “owners.”

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act (“CWA”), the Safe Drinking Water Act, the Oil Pollution Act of 1990 (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other oil and gas wastes, into waters of the United States (“WOTUS”), as well as state waters for analogous state programs. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or applicable state analog. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit from the U.S. Army Corps of Engineers (the “Corps”). In May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. On March 12, 2025, EPA issued guidance on the proper implementation of “continuous surface connection” under the definition of WOTUS. The guidance narrows wetlands jurisdiction to waters adjacent to WOTUS, “which generally means traditional navigable waters, or a relatively permanent body of water connected to a traditional navigable water,” and to wetlands with a “continuous surface connection to a requisite covered water making it difficult to determine where the water ends and wetland begins.” In the wake of the Sackett decision, several states have developed their own wetlands policies or regulatory programs to address discharges to intra-state waters that may no longer be regulated as WOTUS. EPA and various states also impose permitting requirements for the disposal of produced water by underground injection.

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

The OPA is the primary federal law for oil spill liability and contains numerous requirements relating to the prevention of and response to petroleum releases into WOTUS, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must develop and maintain facility response contingency plans and maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters, removal costs and natural resource damages.

These permitting requirements could create additional production costs, and any noncompliance with the CWA or the OPA may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations for which the operator of the Subject Interests or the working interest owners may be responsible.

Climate Change. Mitigating climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations, and the Biden Administration has pursued executive actions to address climate change. At the international level, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCCC”) resulted in nearly 200 countries, including the United States, coming together to develop the Paris Agreement, intended to nationally determine their contributions and set greenhouse gas (“GHG”) emission reduction goals every five years beginning in 2020. In February 2021, as a party to the Paris Agreement, the U.S. announced a target to achieve a 50% to 52% reduction from 2005 levels in economy-wide GHG emissions by 2030. Accordingly, the Biden administration has set ambitious domestic targets for curbing climate change, such as making the U.S. power sector climate neutral by 2035 and achieving a net-zero emissions economy by 2050. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. On January 20, 2025, President Trump signed Executive Order 14162, directing the immediate withdrawal of the United States from the Paris Agreement and similar commitments under the United Nations Framework Convention on Climate Change, which includes the Global Methane Pledge.

The Inflation Reduction Act (“IRA”) was signed into law in August 2022 and contains many provisions that address climate change by creating incentives to use alternative fuels and sources of energy: Methane Emissions and Waste Reduction Incentive Program, which requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. To implement the program, the IRA requires revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the IRA. Among other things, the proposed rule would expand the emissions events that are subject to reporting requirements to include “other large release events” and apply reporting requirements to certain new sources and sectors. The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. The Methane Emissions Reduction Program in the IRA (Sec. 60113) also gives the Environmental Protection Agency (“EPA”) the ability to impose charges on methane emitted by certain oil and gas companies. The charges will start in 2024 and apply to facilities that emit over 25,000 metric tons of carbon dioxide equivalent unless exemptions are available. Funding under the IRA also provides grant money for methane and greenhouse gas emission mitigation activities. On May 14, 2024, EPA promulgated its final Greenhouse Gas Reporting Rule. The rule requires that certain sources report GHGs over 25,000 tons per year. On April 25, 2024, EPA promulgated subpart Y of the GHG reporting rule that applies to refineries. In March 2025, EPA announced that it was reconsidering the GHG Reporting Rule.

The IRA, to the extent it is implemented by the Trump Administration, aims to reduce U.S. GHG emissions by approximately 40% by 2030 compared with 2005 levels and put the United States on course for its commitment to attain a net-zero economy by 2050. In addition, many state and local governments have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to developing programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, the development of greenhouse gas inventories or encouraging the use of renewable energy or alternative low-carbon fuels. The impact such regulation may have on the amount of Royalty and Royalty Income paid to the Trust by Hilcorp or subsequent operators of the Subject Interests is difficult to predict.

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

Collectively, the ultimate scope of these climate change or GHG regulations remains uncertain; however, any resulting increase in production costs may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests.

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

A number of those rules have addressed emissions from the oil and gas industry. On August 16, 2012, for example, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for sources of oil and natural gas production, and an air toxics standard for sources of natural gas transmission and storage. That rule generally required all hydraulically fractured or refractured natural gas wells to be completed using so-called “green completion” technology, which significantly reduces VOC emissions. Limiting those emissions of VOCs has the co-benefit of also limiting methane, a greenhouse gas. These regulations, referred to as New Source Performance Standards (“NSPS”) Subpart OOOO, also apply to storage tanks and other equipment in the affected oil and natural gas industry segments. In May 2016, EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane, VOCs, and other emissions from new and existing sources in the oil and natural gas sector. Among other things, these rules applied green completion requirements to newly fractured and re-fractured oil wells. Rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues. In December 2023, EPA finalized new rules for oil and gas sources that would (i) ensure all wells are routinely monitored for leaks, (ii) encourage use of innovative and advanced monitoring, (iii) impose strengthened emission standards for certain equipment, and (iv) require states to reduce methane emissions from existing sources. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. On March 12, 2025, the Trump Administration announced it is reconsidering rules promulgated by the Biden Administration under NSPS Subpart OOOO b/c. States have also begun to regulate through their New Source Performance Standards (“NSPS”) and other air emissions programs the emission of VOCs and methane from oil and gas production process equipment, storage tanks and produced water impoundments and other assets. The ultimate scope of these regulations remains uncertain; however, any resulting increase in production costs may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests.

The oil and gas industry also is likely to be indirectly affected by EPA rulemakings covering other industry sectors. For example, in 2015 EPA promulgated its Clean Power Plan, which imposed greenhouse gas emissions limits on U.S. power plants. In the Trump Administration, EPA replaced the Clean Power Plan with the Affordable Clean Energy rule, which interpreted the Clean Air Act as limiting the scope of the federal government’s authority to establishing only source-specific (or “inside the fence line”) emissions reduction requirements for coal-fired power plants. The D.C. Circuit vacated the Affordable Clean Energy rule, but the Supreme Court reversed the vacatur and ruled the Clean Power Plan was invalid. On May 11, 2023, the EPA issued a proposed rulemaking to replace the Affordable Clean Energy rule with new standards governing emissions from fossil-fuel-fired power plants (EPA-HQ-OAR-2023-0072) and supplemented its proposal on November 15, 2023. On March 12, 2025, the Trump Administration announced it is reconsidering these Clean Power Plan 2.0 rules promulgated by the Biden Administration. While there remains some uncertainty, the EPA may adopt more stringent limits on GHG emissions and incentivize alternative energy sources. Adoption of any such requirements could reduce demand for oil and gas generally, including oil and natural gas produced from the Subject Interests, and could increase the cost of operations of the Subject Interests, which could result in a loss of reserves or revenues to the Trust. The impact such regulation may have on the amount of Royalty and Royalty Income paid to the Trust by Hilcorp or subsequent operators of the Subject Interests is difficult to predict.

At the federal regulatory level, both the EPA and the Bureau of Land Management (“BLM”) have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry. However, on February 3, 2025, Doug Burgum, the Secretary of the Interior, issued SO 3418, entitled “Unleashing American Energy, that required, in part, that his assistant secretaries submit an action plan to include steps to suspend, revise or rescind certain methane waste regulations, including, “Waste Prevention, Production Subject to Royalties, and Resource Conservation,” 89 Fed. Reg. 25378 (Apr. 10, 2024). In addition, President Biden has declared that he supports federal government efforts to ban new leases for production of minerals on federal properties, including onshore lands. The Trump Administration may revisit some or all such bans. Any of these actions could require Hilcorp to increase capital expenditures for the Subject Interests, decrease demand for natural gas and oil production, or limit the Subject Interests’ ability to produce natural gas or oil production. The Trust is unable to determine what, if any, the effects of such actions will have on the Subject Interests’ ability to produce natural gas and oil, and Hilcorp’s ability to pay Royalty Income to the Trust.

Hilcorp has informed the Trust that it does not believe that actions undertaken by President Biden’s administration to curtail future leases for natural gas and oil drilling on federally owned land will impact the Subject Interests because, at the present time, they do not impact current leases. The Trump Administration may revisit some or all of these lease curtailments.

The Biden administration announced in September 2023 that it has moved to shut down future development of oil, gas and mining activity on approximately 4,200 acres in Sandoval County, New Mexico for the next 50 years. On April 18, 2024, Deb Haaland, Secretary of the Interior, issued Public Land Order 7940, protecting this acreage. The Trump Administration may revisit his order. Regardless, Hilcorp has informed the Trust that the proposed tracts are not within the production area of the Subject Interests or part of any future proposed development plans.

Endangered Species Act and Migratory Birds Treaty Act

In the United States, the Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”). To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where the Subject Interests are located, Hilcorp’s abilities to conduct or expand operations on the Subject Interests could be limited, or Hilcorp could be forced to incur material additional costs. Moreover, Hilcorp’s drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons.

The designation of previously unidentified endangered or threatened species could cause Hilcorp’s operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where the Subject Interests are located, operations on the Subject Interests could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

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

Unit Holders

According to the records of the Trust’s transfer agent, as of March 26, 2024, there were 46,608,796 Units outstanding held by 718 Unit Holders of record. The actual number of Unit Holders is greater than these numbers of Unit Holders of record and includes Unit Holders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of Unit Holders of record also does not include Unit Holders whose Units may be held in trust by other entities.

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

The amount of Gross Proceeds attributable to the Subject Interests depends on prevailing natural gas prices and, to a lesser extent, crude oil prices. As a result, commodity prices affect the amount of Royalty Income available for distribution to the Unit Holders. During 2024, the price of natural gas Gross Proceeds for production from the Subject Interests decreased from an average price for natural gas of $4.69 per Mcf in 2023 to $2.07 per Mcf in 2024. The price for oil Gross Proceeds increased from an average price of $66.34per Bbl in 2023 to $68.07 per Bbl in 2024.

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

On February 13, 2025, the Trust announced that Hilcorp had provided the Trust with its 2025 capital project plan for the Subject Interests (the “2025 Plan”), and Hilcorp has estimated its 2025 capital expenditures for the Subject Interests to be $9.0 million.

Hilcorp informed the Trust that its 2025 Plan for the Subject Interests includes 29 projects. Approximately $4.0 million of the $9.0 million budget in the 2025 Plan will be allocated to seven new vertical drill projects, all completed in the Dakota/Mesa Verde formations. Approximately $4.5 million of the $9.0 million budget will be allocated to 22 projects for recompletions and workovers in the Fruitland Coal formation, and approximately $0.5 million of the $9.0 million budget will be allocated to facilities projects related to natural gas compression and other facility projects. Hilcorp further informed the Trust that its planned project status for 2025 is subject to revision if Hilcorp revises its assumptions underlying the 2025 Plan, and that actual capital costs may vary from these estimates.

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

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. Total cash reserves were $0.8 million and $1.0 million as of December 31, 2024, and December 31, 2023. The Trustee plans to increase the established amount of cash reserves to $2.0 million.

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

Results of Operations

Royalty Income consists of 75% of the monthly Net proceeds attributable to the Royalty. Royalty Income for the two years ended December 31, 2024, was determined as shown in the following table:

	For the year ended December 31,
	2024	2023
Gross Proceeds from the Subject Interests:
Natural Gas	$46,502,870	$110,070,615
Oil	2,210,278	2,916,121
Other (1)	182,978	1,492,304
Total	48,896,125	114,479,040

Production Costs:
Severance tax – natural gas	5,874,260	13,629,222
Severance tax – oil	237,485	315,641
Lease operating expense and property tax	30,830,580	27,348,678
Capital expenditures	23,940,510	2,198,741
Total Production Costs	60,882,835	43,492,282
Royalty profits (losses)	(11,986,710)	70,986,758
Cumulative Excess Production Costs (2)	21,248,008	—
Net profits	9,261,298	70,986,758
Net overriding royalty interest	75%	75%
Royalty Income	$6,945,974	$53,240,068

(1)
Revenue in 2023 included an audit settlement payment and related interest for the 2017 through 2020 disputed expenses audit, and revenue related to a February 2023 true-up for documented October 2022 revenues missing from the January 2023 revenue distribution, plus interest.
(2)
In 2024, Production Costs applicable to the Subject Interests exceeded the amount of Gross Proceeds from such properties, resulting in Excess Production Costs. Excess Production Costs must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The balance of Excess Production Costs as of December 31, 2024, was $21,248,008 gross ($15,936,006 net to the Trust). As of March 21, 2025, the balance of Excess Production Costs was $21,739,947 gross ($16,304,960 net to the Trust).

Gross Proceeds from Subject Interests. Gross Proceeds decreased $65.5 million, or 57.3%, to $48.9 million for the year ended December 31, 2024, as compared to $114.5 million for the year ended December 31, 2023. The decrease was due primarily to lower natural gas prices.

Capital Expenditures. The capital expenditures reported by Hilcorp for 2024 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Net Proceeds in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Hilcorp’s capital expenditures incurred in November and December 2024 will be included in amounts reported next year for 2025 as capital expenditures are deducted in calculating Net Proceeds in the month they accrue, and projects within Hilcorp’s 2024 capital budget extended into early 2025. Further, with respect to any wells operated by third parties other than Hilcorp, Hilcorp’s share, if any, of capital expenditures for the year ended December 31, 2024, may not be paid until 2024 or later. For a summary of Hilcorp’s planned 2024 capital expenditures, see Liquidity and Capital Resources.

Capital expenditures increased approximately $21.7 million to $23.9 million for the year ended December 31, 2024, as compared to $2.2 million for the year ended December 31, 2023. Hilcorp allocated its 2024 capital spending primarily toward drilling two new horizontal wells.

Severance Taxes. Aggregate severance taxes decreased $7.8 million to $6.1 million for the year ended December 31, 2024, as compared to $13.9 million for the year ended December 31, 2023. The decrease was primarily attributable to lower revenue in 2024.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $3.5 million, or 12.7%, to $30.8 million for the year ended December 31, 2024, as compared to $27.3 million for the year ended December 31, 2023. Monthly lease operating expenses of the Subject Interests, including property taxes, in 2024 averaged approximately $2.6 million, compared to $2.3 million in 2023. The increase is primarily due to repairs, maintenance, recompletes, and workovers.

Excess Production Costs. For the year ended December 31, 2024, Production Costs exceeded Gross Proceeds by $21,248,008 ($15,936,006 net to the trust). The cumulative balance of Excess Production Costs as of December 31, 2024 was$21,248,008 ($15,936,006 net to the trust). There were no Excess Production Costs for the year ended December 31, 2023 and there was no cumulative balance of Excess Production Costs as of December 31, 2023. The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over the amount of Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any Excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. As such, the cumulative balance of Excess Production Costs as of December 31, 2024, is to be recovered in future periods when the Gross Proceeds exceed Production Costs for such period.

Distributable Income

	For the year ended December 31,
	2024	2023
Royalty Income	$6,945,974	$53,240,068
Interest Income	86,280	147,371
Total Income	7,032,254	53,387,439
Expenditures – General and Administrative	(2,113,105)	(1,749,519)
Cash reserves (withheld) used for Trust expenses(1)	239,080	—
Distributable Income	$5,158,229	$51,637,920
Distributable Income per Unit (46,608,796 Units)	$0.110671	$1.107901

(1) This amount reflects net cash reserve activity in 2024. Total cash reserves available to pay administrative expenses were $760,919 as of December 31, 2024. The Trustee increased the cash reserves in March and April of 2024, such that total cash reserves were $1,800,000 as of April 30, 2024. Cash reserves of $1,039,081, along with interest income, were then utilized to pay the balance of Trust administrative expenses remaining (after applying interest income) each month from May through December 2024, when the Trust did not receive any Royalty Income.

Distributable Income decreased $46.5 million to $5.2 million ($0.110671 per Unit) for the year ended December 31, 2024, as compared to $51.6 million ($1.107901 per Unit) for the year ended December 31, 2023. The decrease in Distributable Income from 2023 to 2024 was primarily attributable to significantly increased capital expenditures and a decline in natural gas prices.

Interest Income. Interest Income in 2024 decreased as compared to 2023 due to less funds being available for investment.

General & Administrative Expenses. General and administrative expenses increased $0.36 million to $2.11 million for the year ended December 31, 2024, as compared to $1.75 million for the year ended December 31, 2023. The increase was primarily attributable to differences in timing in the receipt and payment of certain expenses by the Trust, as well as expenses in the first half of 2024 associated with the transition to Argent Bank as Trustee of the Trust.

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

In each of the months from May 2024 through December 2024, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through December 2024, the Trust was able to use cash reserves to pay the Trust’s liabilities. The Trust expects to continue to draw on cash reserves for all Trust liabilities not covered by interest income until such time as the Trust begins receiving Royalty Income again. The Trust is permitted to borrow funds against the Royalty to cover the Trust’s operating expenses until such time as the Trust extinguishes the balance of Excess Production Costs incurred in 2024 and receives sufficient Royalty Income to replenished cash reserves. The cash reserve balance was $760,919 on December 31,

2024. As of March 21, 2025, the balance of cash reserves held by the Trust to cover Trust liabilities was $258,521. The Trustee, on behalf of the Trust, is currently evaluating commercial lending options available to the Trust to cover the Trust’s liabilities once cash reserves are depleted.

The anticipated deficit in income to pay the Trust’s liabilities described above raises substantial doubt about the Trust’s ability to continue as a going concern within one year after issuance date of the financial statements. The Trustee, on behalf of the Trust, is currently evaluating commercial lending options available to the Trust to cover the Trust’s liabilities once cash reserves are depleted.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern; however, the above conditions raise substantial doubt about the Trust’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Trust be unable to continue as a going concern.

Cash Reserves. Total cash reserves were $760,919 as of December 31, 2024. The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. The Trustee previously maintained a cash reserve in the amount of $1,000,000. However, to cover Trust Expenses during any period of revenue shortfall, which has resulted and could continue to result from lower commodity prices or capital expenditures under Hilcorp's 2025 project plan for the Subject Interests, the Trustee increased the cash reserves in March and April of 2024, such that total cash reserves were $1,800,000 as of April 30, 2024. Cash reserves of $1,039,080, along with interest income, were utilized to pay the balance of Trust administrative expenses remaining (after applying interest income) each month from May through December 2024, when the Trust did not receive any Royalty Income. Prior to any distributions to Unitholders, the Trustee plans to replenish the cash reserves and continue to increase the cash reserves to $2,000,000.

2025 Capital Expenditure Budget

On February 13, 2025, the Trust announced that Hilcorp had provided the Trust with its 2025 capital project plan for the Subject Interests (the “2025 Plan”), and Hilcorp has estimated its 2025 capital expenditures for the Subject Interests to be approximately $9.0 million.

Hilcorp informed the Trust that its 2025 Plan for the Subject Interests includes 29 projects. Approximately $4.0 million of the $9.0 million budget in the 2025 Plan will be allocated to seven new vertical drill projects, all completed in the Dakota/Mesa Verde formations. Approximately $4.5 million of the $9.0 million budget will be allocated to 22 projects for recompletions and workovers in the Fruitland Coal formation, and approximately $0.5 million of the $9.0 million budget will be allocated to facilities projects related to natural gas compression and other facility projects. Hilcorp further informed the Trust that its planned project status for 2025 is subject to revision if Hilcorp revises its assumptions underlying the 2025 Plan, and that actual capital costs may vary from these estimates.

Contractual Obligations

As of December 31, 2024, the Trust had no obligations or commitments to make future contractual payments other than the trustee fee payable to the Trustee. Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100.0 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were $120,108 and $90,815 for the years ended December 31, 2024 and 2023, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, see Item 8. Financial Statements and Supplementary Data, Note 3.

Results of the 4th Quarters of 2024 and 2023

For the three months ended December 31, 2024, there was no Distributable Income. This is a decrease from $3.6 million ($0.077927 per Unit) in Distributable Income for the three months ended December 31, 2023. The decrease in Distributable Income in the fourth quarter of 2024 compared to the fourth quarter of 2023 was due primarily to substantially higher capital project spending associated with Hilcorp's 2024 capital plan.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2024 and 2023 were as follows:

	Three months ended December 31,
	2024	2023
Subject Interests
Gas — Mcf	5,671,899	5,980,620
Mcf per Day	61,651	65,007
Average Gross Proceeds Price (per Mcf)	$1.71	$2.57
Oil — Bbls	6,718	11,957
Bbls per Day	73	130
Average Gross Proceeds Price (per Bbl)	$63.50	$70.85
Attributable to the Royalty
Gas — Mcf	—	1,507,989
Oil — Bbls	—	7,976

The average price of gas decreased in the fourth quarter of 2024 compared to the same period of 2023 by $0.87 per Mcf. The average price per barrel of oil during the fourth quarter of 2024 was $7.35 lower than the price during the fourth quarter of 2023.

Capital costs for the fourth quarter of 2024 totaled approximately $11.5 million as compared to approximately $1.6 million in the fourth quarter of 2023. The increased capital costs in the fourth quarter of 2024 were primarily due to costs associated with the two horizontal wells drilled as part of Hilcorp's 2024 development plan.

Monthly lease operating expenses for the fourth quarter of 2024 averaged $7.5 million per month compared to $2.3 million per month in the fourth quarter of 2023. Lease operating expenses were higher in the fourth quarter of 2024 than for the fourth quarter of 2023 due primarily to repairs and maintenance in preparation for winter 2023 and non-operated joint interest billing actualizations.

Based on 46,608,796 Units outstanding, the per-Unit distributions during the fourth quarters of 2024 and 2023 were as follows:

	Three months ended December 31,
	2024	2023
October	—	0.048694
November	—	0.016910
December	—	0.012323

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Argent Trust Company, Trustee

San Juan Basin Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of San Juan Basin Royalty Trust (“the Trust”) as of December 31, 2024 and 2023, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of San Juan Basin Royalty Trust as of December 31, 2024 and 2023,and its distributable income and changes in trust corpus for the years then ended, on the basis of accounting described in Note 3 to the financial statements.

As described in Note 3 to the financial statements, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 5 to the financial statements, the entity has incurred an Excess Production Cost deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to San Juan Basin Royalty Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

WEAVER AND TIDWELL, L.L.P.

We have served as San Juan Basin Royalty Trust's auditor since 2001.

Austin, Texas

March 31, 2025

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2024 and 2023

		2024	2023
Assets
Cash and Short-Term Investments		$760,920	$1,574,347
Net Overriding Royalty Interests in Producing Oil and Gas Properties – Net	.	2,677,617	2,753,249
TOTAL		$3,438,537	$4,327,596

	2024	2023
Liabilities & Trust Corpus
Distribution Payable to Unit Holders	$—	$574,347
Cash Reserves	760,920	1,000,000
Trust Corpus – 46,608,796 Units of Beneficial Interest Authorized and Outstanding	2,677,617	2,753,249
TOTAL	$3,438,537	$4,327,596

Statements of Distributable Income

December 31, 2024 and 2023

	2024	2023
Royalty Income	$6,945,974	$53,240,068
Interest Income	86,280	147,371
Total Income	7,032,254	53,387,439
Expenditures – General and Administrative	2,113,105	1,749,519
Cash reserves (withheld) used for Trust expenses	239,080	—
Distributable Income	$5,158,229	$51,637,920
Distributable Income per Unit (46,608,796 Units)	$0.110671	$1.107901

Statements of Changes in Trust Corpus

December 31, 2024 and 2023

	2024	2023
Trust Corpus, Beginning of Period	$2,753,249	$2,968,707
Amortization of Net Overriding Royalty Interest	(75,632)	(215,458)
Distributable Income	5,158,229	51,637,920
Distributions Declared	(5,158,229)	(51,637,920)
Trust Corpus, End of Period	$2,677,617	$2,753,249
Distributable Income per Unit (46,608,796 Units)	$0.110671	$1.107901

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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2024 and 2023 were $130,597,911 and $130,522,279, respectively.

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

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and recorded as a reduction of trust corpus. There was no impairment of the assets as of December 31, 2024 or 2023.

4.
Excess Production Costs

Excess Production Costs (“Excess Production Costs”) occur when Production Costs and capital expenditures exceed the Gross Proceeds for a certain period. Excess Production Costs in 2024 were due to significant lease operating expenses and capital expenditures associated with Hilcorp San Juan L.P.’s (“Hilcorp”) 2024 capital project plan. As of December 31, 2024, the Excess Production Costs were $21,248,008 gross ($15,936,006 net to the Trust). Hilcorp will not pay Royalty Income to the Trust, and no cash distributions will be made by the Trust until the balance of Excess Production Costs is extinguished, Trust liabilities are paid in full, and the Trust’s cash reserves are replenished.

	Underlying Properties	Net to the Trust
Cumulative Excess Production Costs remaining at 12/31/2023	$—	$—
Net Excess Production Costs (recovery) for the quarter ended 3/31/24	$—	$—
Net Excess Production Costs (recovery) for the quarter ended 6/31/24	$1,655,045	$1,241,284
Net Excess Production Costs (recovery) for the quarter ended 9/30/24	$10,294,620	$7,720,965
Net Excess Production Costs (recovery) for the quarter ended 12/31/24	$21,248,008	$15,936,006
Cumulative Excess Production Costs remaining at 12/31/2024	$21,248,008	$15,936,006
Accrued interest at 12/31/24	$—	$—
Total remaining to be recovered at 12/31/24	$21,248,008	$15,936,006

5.
Liquidity and Going Concern

In each of the months from May 2024 through December 2024, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Due to these circumstances, the Trust used cash reserves to pay the Trust’s liabilities that interest income did not cover. The Trust expects to continue to draw on cash reserves for all Trust liabilities not covered by interest income until such time as the Trust begins receiving Royalty Income again. The Trust is permitted to borrow funds against the Royalty to cover the Trust’s operating expenses until such time as the Trust extinguishes the balance of excess Production Costs incurred in 2024 and receives sufficient Royalty Income to replenish cash reserves. The cash reserve balance was $760,919 on December 31, 2024. As of March 21, 2025, the balance of cash reserves held by the Trust to cover Trust liabilities was $258,521.

The anticipated deficit in income to pay the Trust’s liabilities described above raises substantial doubt about the Trust’s ability to continue as a going concern within one year after issuance date of the financial statements. The Trustee, on behalf of the Trust, is currently evaluating commercial lending options available to the Trust to cover the Trust’s liabilities once cash reserves are depleted.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern; however, the above conditions raise substantial doubt about the Trust’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Trust be unable to continue as a going concern.

6.
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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of December 31, 2024, the Trust’s tax years 2021 and thereafter remain subject to examination.

7.
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

8.
Significant Customers

Information as to significant purchasers of oil and natural gas production attributable to the Trust’s economic interests is included in Note 7 above.

9.
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

For calendar year 2024, Hilcorp projected capital expenditures of approximately $34.0 million (the “2024 Plan”). Hilcorp informed the Trust that actual capital expenditures of $23.9 million were included in calculating the Trust’s Royalty Income in calendar year 2024. Hilcorp reports that approximately $19.4 million was spent on two new horizontal drilling projects in the Mancos formation, approximately $3.7 million was spent on recompletions and workovers, and approximately $0.8 million was spent on facilities projects related to natural gas compression and other facility projects. The remainder of Hilcorp’s capital expenditures related to the 2024 Plan were included in the Trust’s Royalty calculations in January and February 2025 as the Trust recognizes production two months following the actual production. The Trust’s Royalty Income calculations for a given calendar year are based on the actual natural gas and oil production (and Hilcorp’s associated costs) during the period beginning with November of the preceding calendar year through October of the given calendar year.

On February 13, 2025, the Trust announced that Hilcorp had provided the Trust with its 2025 capital project plan for the Subject Interests (the “2025 Plan”), and Hilcorp has estimated its 2025 capital expenditures for the Subject Interests to be $9.0 million. Hilcorp informed the Trust that its 2025 Plan for the Subject Interests includes 29 projects. Approximately $4.0 million of the $9.0 million budget in the 2025 Plan will be allocated to seven new vertical drill projects, all completed in the Dakota/Mesa Verde formations. Approximately $4.5 million of the $9.0 million budget will be allocated to 22 projects for recompletions and workovers in the Fruitland Coal formation, and approximately $0.5 million of the $9.0 million budget will be allocated to facilities projects related to natural gas compression and other facility projects. Hilcorp further informed the Trust that its planned project status for 2025 is subject to revision if Hilcorp revises its assumptions underlying the 2025 Plan, and that actual capital costs may vary from these estimates.

10.
Settlements and Litigation

None.

11.
Supplemental Oil and Gas Reserve Information (Unaudited)

Proved Oil and Natural Gas Reserves

Proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods in which the cost of the required equipment is relatively minor compared with the cost of a new well. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors. In addition, the reserves estimates are presented in their entirety and do not take into account the accumulated Excess Production Costs of $21,248,008 gross ($15,936,006 net to the Trust) as of December 31, 2024, the balance of which will be recovered from any future Net Proceeds before Royalty Income until the balance of Excess Production Costs is extinguished in full.

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2021, to December 31, 2024:

	Crude Oil and Condensate (MBbls)	Natural Gas (MMcf)	Barrel of Oil Equivalent (BOE)
Reserves as of December 31, 2021	234	84,142	14,258
Revisions of previous estimates	141	75,085	12,655
Extensions, discoveries and other additions	2	1,386	233
Production	(24)	(13,972)	(2,353)
Reserves as of December 31, 2022	353	146,641	24,793
Revisions of previous estimates	(138)	(80,566)	(13,565)
Extensions, discoveries and other additions	0	9,428	1,571
Production	(29)	(8,881)	(1,509)
Reserves as of December 31, 2023	186	66,622	11,290
Revisions of previous estimates	(36)	(2,590)	(468)
Extensions, discoveries and other additions	0	423	71
Production	(18)	(2,360)	(411)
Reserves as of December 31, 2024	132	62,095	10,481

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

	December 31,
	2024	2023
	(in thousands)
Future cash inflows	$151,456	$184,337
Future costs	(19,581)	(23,234)
Future net cash flows	$131,875	$161,103
Discount of future net cash flows at 10%	(54,984)	(80,547)
Standardized measure of discounted future net cash flows	$76,890	$80,556

Estimates of proved oil and natural gas reserves are by their nature imprecise. Estimates of future net revenue attributable to proved reserves are sensitive to the unpredictable prices of oil and natural gas and other variables. Accordingly, under the allocation method used to derive the Trust’s quantity of proved reserves, changes in prices will result in changes in quantities of proved oil and natural gas reserves and estimated future net revenues. The reserves estimates are presented in their entirety and do not take into account the accumulated Excess Production Costs of $21,248,008 gross ($15,936,006 net to the Trust) as of December 31, 2024, the balance of which will be recovered from Net Proceeds before Royalty Income until the balance of Excess Production Costs is extinguished in full.

The 2024 and 2023 changes in the standardized measure of discounted future net cash flows related to future Royalty Income from proved reserves are as follows:

	2024	2023
	(in thousands)
Balance, January 1	$80,556	$396,885
Revisions of prior-year estimates, change in prices and other	(4,959)	(303,097)
Extensions, discoveries and other additions	183	319
Accretion of discount	8,056	39,689
Royalty Income	(6,946)	(53,240)
Balance, December 31	$76,890	$80,556

Reserve quantities and revenues shown in the tables above for the Royalty were estimated from projections of reserves and revenues attributable to the combined Hilcorp and Trust interests. Reserve quantities attributable to the Royalty were derived from estimates by allocating to the Royalty a portion of the total net reserve quantities of the interests, based upon gross revenue less production taxes. Because the reserve quantities attributable to the Royalty are estimated using an allocation of the reserves, any changes in prices or costs will result in changes in the estimated reserve quantities allocated to the Royalty. Therefore, the reserve quantities estimated will vary if different future price and cost assumptions occur. The future net cash flows were determined without regard to future federal income tax credits, if any, available to production from Coal Seam Wells. Reserve quantity estimates do not take into account the Excess Production Costs of $21,248,008 gross ($15,936,006 net to the Trust) as of December 31, 2024, the balance of which will continue to be recovered from Net Proceeds before Royalty Income until the balance of Excess Production Costs is extinguished in full.

For 2024, $2.32 per Mcf of natural gas and $66.35 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $2.13 per MMBtu of Henry Hub natural gas and $75.48 per Bbl of West Texas Intermediate oil. The decrease in reserve quantities for 2024 is due primarily to lower natural gas prices.

For 2023, $2.50 per Mcf of natural gas and $67.59 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $2.64 per MMBtu of Henry Hub natural gas and $78.22 per Bbl of West Texas Intermediate oil.

11.
Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2024 and 2023 (in thousands, except per unit amounts):

2024	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$5,091	$4,093	$0.087806
Second Quarter	1,855	1,066	0.022864
Third Quarter	—	—	—
Fourth Quarter	—	—	—
Total	$6,946	$5,159	$0.110671

2023	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$36,417	$35,971	$0.771771
Second Quarter	8,519	8,088	0.173518
Third Quarter	4,320	3,947	0.084685
Fourth Quarter	3,984	3,632	0.077927
Total	$53,240	$51,638	$1.107901

12.
Commitments and Contingencies

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit Holders. The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any Excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. The Trust has not received Royalty Income since April 2024 due to Excess Production Costs. The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over the amount of Gross Proceeds from such properties must be recovered from Net Proceeds before Royalty Income will be paid to the Trust. As of December 31, 2024, the balance of cumulative Excess Production Costs was $21,248,008 gross ($15,936,006 net to the Trust). No cash distributions will be made by the Trust until future net proceeds are sufficient to extinguish the balance of Excess Production Costs and replenish the Trust’s cash reserves.

Geo-Political Uncertainties. Prices for goods and services have risen during 2024, and inflationary pressures have accelerated during 2024, as regional and global commodity prices have risen in response to the conflicts in Eastern Europe and the Middle East. Hilcorp informed the Trust that it does not have any specific comments regarding these conflicts.

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

13.
Subsequent Events

Since January 1, 2025, the Trust has announced the following monthly cash distributions to the holders of its Units:

•
On January 21, 2025, the Trust announced no cash distribution.
•
On February 18, 2025, the Trust announced no cash distribution.
•
On March 21, 2025, the Trust announced no cash distribution.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of December 31, 2024, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended December 31, 2024, there were no changes to the Trust’s internal controls over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

As of December 31, 2024, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2024, based on those criteria.

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

Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100.0 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were $164,932 and $120,108 for the years ended December 31, 2024 and 2023, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The Trust has no directors, executive officers, or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

Security Ownership of Certain Beneficial Owners

None.

Security Ownership of Trustee

Argent Trust Company, the Trustee, held as of March 10, 2025, an aggregate of 37,801 Units in various fiduciary capacities, and it had shared voting and investment power with respect to all such Units.

Changes in Control

The Trustee knows of no arrangement, including any pledge by any person of Units of the Trust, the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust has no directors or executive officers; therefore, no determination has been made relative to director independence. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2024, and Item 12 for information concerning Units owned by the Trustee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2024 and 2023 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2024	2023
Audit Fees	$123,810	$78,486
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$123,810	$78,486

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

Date: March 31, 2025

(The Trust has no directors or executive officers)