Form 10-Q
period 2025-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2025-05-15
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of Units of beneficial interest outstanding at May 15, 2025: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$258,521	$760,920
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,597,911 and $130,597,911 at March 31, 2025 and December 31, 2024, respectively)	2,677,617	2,677,617
	$2,936,138	$3,438,537
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$—	$—
Cash reserves	258,521	760,920
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	2,677,617	2,677,617
	$2,936,138	$3,438,537

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Royalty income	$—	$5,091,060
Interest income	8,238	17,655
Total income	8,238	5,108,715
General and administrative expenses	(510,636)	(1,016,171)
Cash reserves (withheld) used for Trust expenses	502,398	—
Distributable income	$—	$4,092,544
Distributable income per Unit (46,608,796 Units)	$—	$0.087806

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Trust corpus, beginning of period	$2,677,617	$2,753,249
Amortization of net overriding royalty interest	—	(49,476)
Distributable income	—	4,092,544
Distributions declared	—	(4,092,544)
Trust corpus, end of period	$2,677,617	$2,703,773
Distributions declared (per Unit)	$—	$0.087806

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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of March 31, 2025, was $130,597,911.

3. Basis of Presentation

The preceding condensed statement of assets, liabilities, and trust corpus as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of the Trustee and based upon information provided to the Trust by Hilcorp, the present owner of Subject Interests originally owned by Southland in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2025, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2025 and 2024. The distributable income for such interim period is not necessarily indicative of the distributable income for the full year.

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
•
The Conveyance provides that any excess Production Costs applicable to the Subject Interests over Gross Proceeds from such properties (“Excess Production Costs”) must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any Excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs.
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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to the Trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of March 31, 2025 or 2024.

4. Liquidity and Going Concern

In each of the months from May 2024 through March 2025, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Due to these circumstances, the Trust used cash reserves to pay the Trust’s liabilities that interest income did not cover. The Trust expects to continue to draw on cash reserves for all Trust liabilities not covered by interest income until such time as the Trust begins receiving Royalty Income again. The Trust is permitted to borrow funds against the Royalty to cover the Trust’s operating expenses until such time as the Trust extinguishes the balance of Excess Production Costs incurred in 2024 and receives sufficient Royalty Income to replenish cash reserves. The cash reserve balance was $258,521 on March 31, 2025.

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

5. Federal Income Taxes

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

The Trustee is of the opinion that the material tax positions taken by the Trust, related to the Trust’s pass-through status and state tax positions, would more likely than not be sustained by examination. As of March 31, 2025, the Trust’s tax years 2021 and thereafter remain subject to examination.

Each Unit Holder should consult his or her own tax advisor regarding tax compliance matters related to such Unit Holder’s interest in the Trust.

6. Commitments and Contingencies

Contingencies related to the Subject Interests that are unfavorably resolved would generally be reflected by the Trust as reductions to future Royalty Income payments to the Trust with corresponding reductions to cash distributions to Unit Holders. See Note 3 Basis of Presentation, for a summary of the terms of the Conveyance with respect to recovery of costs.

The Trustee regularly engages with Hilcorp on an ongoing basis regarding Hilcorp's accounting and reporting to the Trust. The Trust’s third-party compliance auditors continue to audit payments made by Hilcorp to the Trust, inclusive of sales revenues, production costs, capital expenditures, adjustments, actualizations, and recoupments. The Trust’s auditing process has also included detailed analyses of Hilcorp’s pricing and rates charged. As previously disclosed in the Trust’s filings, these revenues and costs (along with all costs) are the subject of the Trust’s ongoing comprehensive audit process by professional consultants and outside counsel to help evaluate compliance with the underlying operative Trust agreements and evaluate potential remedies in the event there is suspected non-compliance.

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

8. Significant Customers

Information as to significant purchasers of oil and natural gas production attributable to the Trust's economic interests is included in Note 7 above.

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

On February 13, 2025, the Trust announced that Hilcorp had provided the Trust with its 2025 capital project plan for the Subject Interests (the “2025 Plan”), and Hilcorp has estimated its 2025 capital expenditures for the Subject Interests to be approximately $9.0 million. Hilcorp informed the Trust that its 2025 Plan for the Subject Interests includes 29 projects. Approximately $4.0 million of the $9.0 million budget in the 2025 Plan will be allocated to seven new vertical drill projects, all completed in the Dakota/Mesa Verde formations. Approximately $4.5 million of the $9.0 million budget will be allocated to 22 projects for recompletions and workovers in the Fruitland Coal formation, and approximately $0.5 million of the $9.0 million budget will be allocated to facilities projects related to natural gas compression and other facility projects. Hilcorp further informed the Trust that its planned project status for 2025 is subject to revision if Hilcorp revises its assumptions underlying the 2025 Plan, and that actual capital costs may vary from these estimates. Hilcorp advised the Trustee that there were nine workover wells completed, four new wells completed, and one workover well in progress during the three months ended March 31, 2025.

10. Excess Production Costs

Excess Production Costs occur when Production Costs and capital expenditures exceed the Gross Proceeds for a certain period. In 2024, Excess Production Costs accrued due to significant lease operating expenses and capital expenditures associated with Hilcorp's drilling of two new horizonal wells in 2024. As of December 31, 2024, the Excess Production Costs were $21,248,008 gross

($15,936,006 net to the Trust). As of March 31, 2025, Excess Production Costs were $21,739,946 ($16,304,960 net to the Trust). Hilcorp will not pay Royalty Income to the Trust, and no cash distributions will be made by the Trust until the balance of Excess Production Costs is extinguished, Trust liabilities are paid in full, and the Trust’s cash reserves are replenished.

	Underlying Properties	Net to the Trust
Cumulative Excess Production Costs remaining at 12/31/2024	$21,248,008	$15,936,006
Net Excess Production Costs (recovery) for the quarter ended 3/31/2025	$491,938	$368,954
Total remaining to be recovered at 3/31/2025	$21,739,946	$16,304,960

11. Settlements and Litigation

None.

12. Trustee Fees

Trustee fees for the period ending March 31, 2025 were $49,638. For the period ended March 31, 2024, Trustee fees were $66,233.

13. Subsequent Events

On April 17, 2025 the Trust announced that it would not declare a monthly cash distribution to the holders of its Units of beneficial interest (the “Unit Holders”) due to Hilcorp's application of net proceeds of $3,435,269, which amount would otherwise be payable to the Trust as Royalty income, to the balance of Excess Production Costs accrued as a result of Hilcorp drilling two new horizonal wells in 2024.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations. Overview

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2024 Annual Report.

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

On February 13, 2025, the Trust announced that Hilcorp had provided the Trust with its 2025 capital project plan for the Subject Interests (the “2025 Plan”), and Hilcorp has estimated its 2025 capital expenditures for the Subject Interests to be approximately $9.0 million. As of March 31, 2025, Hilcorp has spent $1.25 million of the $9.0 million budgeted under the 2025 Plan.

Hilcorp informed the Trust that its 2025 Plan for the Subject Interests includes 29 projects. Approximately $4.0 million of the $9.0 million budget in the 2025 Plan will be allocated to seven new vertical drill projects, all completed in the Dakota/Mesa Verde formations. Approximately $4.5 million of the $9.0 million budget will be allocated to 22 projects for recompletions and workovers in the Fruitland Coal formation, and approximately $0.5 million of the $9.0 million budget will be allocated to facilities projects related to natural gas compression and other facility projects. Hilcorp further informed the Trust that its planned project status for 2025 is subject to revision if Hilcorp revises its assumptions underlying the 2025 Plan, and that actual capital costs may vary from these estimates. Hilcorp advised the Trustee that there were nine workover wells completed, four new wells completed, and one workover well in progress during the three months ended March 31, 2025.

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

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have impacted and continue to impact Net Proceeds. Hilcorp’s capital expenditures increased approximately $13,056,566, from $990,794 for the three months ended March 31, 2024 to $14,047,360 for the three months ended March 31, 2025. The increase in capital costs for the period was primarily attributable to a substantially higher capital project spending budget for Hilcorp's drilling of two new horizontal wells in 2024.

Excess Production Costs. Excess Production Costs (“Excess Production Costs”) occur when Production Costs (including capital expenditures and lease operating expenses) exceed the Gross Proceeds for a certain period. In 2024, Excess Production Costs accrued due to significant lease operating expenses and capital expenditures associated with Hilcorp San Juan L.P. (“Hilcorp”) drilling of two new horizonal wells in 2024. As of December 31, 2024, the balance of Excess Production Costs was $21,248,008 gross ($15,936,006 net to the Trust). As of March 31, 2025, the balance of Excess Production Costs was $21,739,947 ($16,304,960 net to the Trust). Hilcorp

will not pay Royalty Income to the Trust, and no cash distributions will be made by the Trust until the balance of Excess Production Costs is extinguished. Further, no cash distribution will be made by the Trust until all Trust liabilities are paid in full, and the Trust’s cash reserves are replenished.

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

Results of Operations – for the Three Months Ended March 31, 2025 and 2024

Royalty Income. Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three months ended March 31, 2025, and 2024 was determined as shown in the following table:

	For the Three Months Ended March 31,
.	2025	2024
Gross proceeds from the Subject Interests:
Natural gas	$23,206,718	$17,859,878
Oil	513,695	371,107
Total	23,720,413	18,230,985
Production Costs:
Severance tax – gas	2,149,355	2,376,679
Severance tax – oil	57,218	45,600
Lease operating expense and property tax	7,958,418	8,029,832
Capital expenditures	14,047,360	990,794
Total Production Costs	24,212,351	11,442,905
Royalty profits (losses)	(491,938)	6,788,080
Cumulative Excess Production Costs(1)	491,938	—
Net profits	—	6,788,080
Net overriding royalty interest	75%	75%
Royalty Income	$—	$5,091,060

(1)
Production Costs exceeded Gross Proceeds by $491,938 for the three months ended March 31, 2025. The Conveyance provides that Excess Production Costs must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. The balance of Excess Production Costs as of March 31, 2025 was $21,739,946 gross ($16,304,960 net to the Trust).

There was no Royalty Income distributed to the Trust for the three months ended March 31, 2025, due primarily to substantially higher capital project spending associated with Hilcorp's drilling of two new horizontal wells in 2024. Royalty Income of $5,091,060 was distributed in the three months ending March 31, 2024. Additionally, Royalty Income was affected by a decline in natural gas prices and an increase in production costs, including capital expenditures and lease operating expenses. The average natural gas price decreased from $3.19 per Mcf for the three months ended March 31, 2024, to $2.99 per Mcf for the three months ended March 31, 2025. Production of natural gas from the Subject Interests increased from 5,595,016 Mcf for the three months ended March 31, 2024, to 7,620,893 Mcf for the three months ended March 31, 2025.

Gross Proceeds from Subject Interests. Total Gross Proceeds increased approximately $5.5 million, or 30.1%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increases were primarily due to increased production volumes due to the two new horizontal wells Hilcorp drilled in 2024.

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have impacted and will continue to impact Net Proceeds. Hilcorp's capital expenditures increased approximately $13,056,566, from $990,794 for the three months ended March 31, 2024 to $14,047,360 for the three months ended March 31, 2025. The increase in capital costs in the three-month period was primarily attributable to Hilcorp's significantly higher capital project spending related to drilling two new horizontal wells in 2024.

On February 13, 2025, the Trust announced that Hilcorp had provided the Trust with its 2025 capital project plan for the Subject Interests (the “2025 Plan”), and Hilcorp has estimated its 2025 capital expenditures for the Subject Interests to be approximately $9.0 million.

Hilcorp informed the Trust that its 2025 Plan for the Subject Interests includes 29 projects. Approximately $4.0 million of the $9.0 million budget in the 2025 Plan will be allocated to seven new vertical drill projects, all completed in the Dakota/Mesa Verde formations. Approximately $4.5 million of the $9.0 million budget will be allocated to 22 projects for recompletions and workovers in the Fruitland Coal formation, and approximately $0.5 million of the $9.0 million budget will be allocated to facilities projects related to natural gas compression and other facility projects. Hilcorp further informed the Trust that its planned project status for 2025 is subject to revision if Hilcorp revises its assumptions underlying the 2025 Plan, and that actual capital costs may vary from these estimates. As of March 31, 2025, Hilcorp has spent $1.25 million of the $9.0 million budgeted under the 2025 Plan.

Severance Taxes. Aggregate severance taxes decreased approximately $0.2 million, or 9%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to the decrease in the price of gas. Severance taxes represented approximately 9% of Gross Proceeds for the three months ended March 31, 2025 compared to approximately 13% for the same period of 2024.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes decreased $0.07 million or 0.9%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Excess Production Costs. For the three months ended March 31, 2025, Production Costs exceeded Gross Proceeds by $491,938. The cumulative balance of Excess Production Costs as of March 31, 2025, was $21,739,946 gross ($16,304,960 net to the Trust). The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over the amount of Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. As such, the cumulative balance of Excess Production Costs as of March 31, 2025, is to be recovered in future periods when the Gross Proceeds exceed Production Costs for such period.

Distributable Income. Distributable Income for the three months ended March 31, 2025, and 2024 was determined as shown in the following table:

	Three Months Ended March 31,
	2025	2024
Royalty income	$—	$5,091,060
Interest income	8,238	17,655
Total income	8,238	5,108,715
General and administrative expenses	(510,636)	(1,016,171)
Cash reserves (withheld) used for Trust expenses	502,398	—
Distributable Income	$—	$4,092,544
Distributable Income per Unit (46,608,796 Units)	$—	$0.087806

There was no Distributable Income for the three months ended March 31, 2025. This was a decrease from $4.1 million ($0.087806 per Unit) in Distributable Income for the three months ended March 31, 2024. The decrease in Distributable Income was primarily attributable to significantly increased capital expenditures and a sharp decline in natural gas prices.

Interest Income. Interest income decreased for the three months ended March 31, 2025, as compared to the same periods in 2024 primarily due to the lack of Royalty Income and the reduction in cash reserves held by the Trustee.

General & Administrative Expenses. General and administrative expenses decreased by $505,541 (50%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to differences in timing of the receipt and payment of certain expenses by the Trust, as well as expenses in the first half of 2024 associated with the transition to Argent Bank as Trustee of the Trust.

Cash Reserves. Total cash reserves were $258,521 as of March 31, 2025. The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. The Trustee previously maintained a cash reserve in the amount of $1,000,000. However, to cover Trust Expenses during any period of revenue shortfall, which has resulted and could continue to result from lower commodity prices or increased capital expenditures under Hilcorp's 2024 project plan for the Subject Interests, the Trustee increased the cash reserves in March and April of 2024, such that total cash reserves were $1,800,000 as of April 30, 2024. Cash reserves of $1,541,479, along with interest income, were utilized to pay the balance of Trust administrative expenses remaining (after applying interest income) each month from May 2024 through March 2025, when the Trust did not receive any Royalty Income. Prior to any distributions to Unitholders, the Trustee plans to replenish the cash reserves and continue to increase the cash reserves to $2,000,000.

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

In each of the months from May 2024 through March 2025, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through March 2025, the Trust was able to use cash reserves to pay the Trust’s liabilities. The Trust expects to continue to draw on cash reserves for all Trust liabilities not covered by interest income until such time as the Trust begins receiving Royalty Income again. The Trust is permitted to borrow funds against the Royalty to cover the Trust’s operating expenses until such time as the Trust extinguishes the balance of Excess Production Costs incurred in 2024 and 2025 and receives sufficient Royalty Income to replenish cash reserves. As of March 31, 2025, the balance of cash reserves held by the Trust to cover Trust liabilities was $258,521.

The anticipated deficit in income to pay the Trust’s liabilities described above raises substantial doubt about the Trust’s ability to continue as a going concern within one year after issuance date of the financial statements. The Trustee, on behalf of the Trust, is currently negotiating a commercial line of credit to cover the Trust’s liabilities once cash reserves are depleted.

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

Royalty Income for the three months ended March 31, 2025, is associated with natural gas and oil production during the period from November 2024 through January 2025. Royalty Income for the three months ended March 31, 2024, is associated with natural gas and oil production from the Subject Interests during the period from November 2023 through January 2024.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended March 31, 2025, and 2024 were as follows:

	For the Three Months Ended March 31,
	2025			2024
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	BOE	Natural Gas (Mcf)	Oil and Condensate (Bbls)	BOE
Production
Subject Interests	7,620,893	8,348	1,278,497	5,595,016	5,821	938,324
Royalty	(1,627,218)	3,201	(268,002)	1,726,619	3,160	290,930
Average Price (per Mcf/Bbl)	$2.99	$61.97		$3.19	$63.75

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

Production Volumes

Natural Gas

Natural gas production volumes increased for the Subject Interests by 2,025,877 Mcf (36%) and decreased for the Royalty by 3,353,837 (194%), respectively for the three months ended March 31, 2025, as compared to the same period in 2024. Royalty volume is calculated using a formula determined by revenue less expenses. Excess production costs contributed to negative volumes for gas for the Royalty. The increase in production volume for the Subject Interests is attributed to the two new horizontal wells that Hilcorp drilled in 2024. Natural gas production is also influenced by the line pressure of the natural gas gathering systems in the San Juan Basin.

Oil

Oil production volumes increased for the Subject Interests and Royalty by 2,528 Bbls (41.5%) and 41 Bbls (11.4%), respectively for the three months ended March 31, 2025, as compared to the same period in 2024. These changes generally resulted from changes in demand and market conditions.

Sales Prices

Natural Gas

The average realized natural gas price per Mcf decreased for the three months ended March 31, 2025, as compared to the same periods in 2024. This decrease was primarily due to a decrease in the El Paso Natural Gas Company, San Juan Basin Index pricing.

Oil

The average realized oil price per Bbl increased for the three months ended March 31, 2025 as compared to the same periods in 2024. This increase was primarily due to an increase in the WTI benchmark oil price.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended March 31, 2025.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 3 Basis of Presentation in this Quarterly Report and Part II, Item 8. Financial Statements and Supplemental Data contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

For information on the Trust’s exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of March 31, 2025, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended March 31, 2025, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

31	Certification required by Rule 13a-14(a), dated May 15, 2025, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated May 15, 2025, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust***

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
Director of Royalty Trust Services

Date: May 15, 2025

(The Trust has no directors or executive officers.)