Form 10-Q
period 2025-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2025-11-13
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of Units of beneficial interest outstanding at November 13, 2025: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$29,160	$760,920
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,597,911 at September 30, 2025 and December 31, 2024)	2,677,617	2,677,617
	$2,706,777	$3,438,537
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$—	$—
Cash reserves(1)	29,160	760,920
Line of credit utilization	274,135	—
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	2,403,482	2,677,617
	$2,706,777	$3,438,537
(1)
The Trustee is authorized to determine the amount of cash reserves it retains from distributions received by the Trust to be used in the event cash on hand is not sufficient to pay ordinary course general and administrative expenses and to provide for future liabilities of the Trust.

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Royalty income	$—	$—	$—	$6,945,974
Interest income	385	18,463	11,608	73,331
Total income	385	18,463	11,608	7,019,305
General and administrative expenses	(115,539)	(386,507)	(1,017,505)	(2,161,377)
Change in cash reserves	3,802	368,044	731,762	300,301
Distributable income (Loss)	$(111,352)	$—	$(274,135)	$5,158,229
Distributable income (Loss) per Unit (46,608,796 Units)	$(0.002389)	$—	$(0.005882)	$0.110670

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$2,514,834	$2,677,617	$2,677,617	$2,753,249
Amortization of net overriding royalty interest	—	—	—	(75,632)
Distributable income (Loss)	(111,352)	—	(274,135)	5,158,229
Distributions declared	—	—	—	(5,158,229)
Trust corpus, end of period	$2,403,482	$2,677,617	$2,403,482	$2,677,617
Distributions declared (per Unit)	$—	$—	$—	$0.110670

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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of September 30, 2025 and December 31, 2024, was $130,597,911.

3. Basis of Presentation

The preceding condensed statement of assets, liabilities, and trust corpus as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of the Trustee and based upon information provided to the Trust by Hilcorp, the present owner of Subject Interests originally owned by Southland in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2025, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2025 and 2024. The distributable income for such interim period is not necessarily indicative of the distributable income for the full year.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to the Trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of September 30, 2025 or 2024.

Certain amounts from previously presented condensed financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported distributable income or trust corpus. The reclassification adjustments were made to improve consistency and comparability of the financial information across periods.

4. Liquidity and Going Concern

In each of the months from May 2024 through September 2025, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Due to these circumstances, the Trust used cash reserves to pay the Trust’s liabilities that interest income did not cover in May and June 2025, and to pay interest on the Line of Credit (as defined below). The cash reserve balance was $28,946 on September 30, 2025.

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

The Line of Credit is intended to cover the Trust’s administrative expenses until the Trust receives Royalty Income in amounts sufficient to (a) repay the balance of Excess Production Costs, (b) replenish a reserve in the amount of $2,000,000, and (c) repay the Note in full, after which time, the Trust will resume distributions to the holders of the Trust’s Units of beneficial interest. The Trust utilized $29,932 in May 2025 to cover fees associated with obtaining the Line of Credit and $132,851 in June 2025 to help cover Trust administrative costs. Funds in the amounts of $18,565, $19,318, and $73,469 were utilized from the Line of Credit in July, August, and September, respectively to pay Trust administrative expenses, net of interest earned on Trust cash accounts. Cash reserves were utilized to pay interest accrued on the Line of Credit for the months of July, August, and September 2025, in the amounts of $1,059, $1,292, and $1,450 respectively, such that the balance of cash reserves maintained by the Trust was $28,946 as of September 30, 2025.

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

The Trustee is of the opinion that the material tax positions taken by the Trust, related to the Trust’s pass-through status and state tax positions, would more likely than not be sustained by examination. As of September 30, 2025, the Trust’s tax years 2021 and thereafter remain subject to examination.

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

On February 13, 2025, the Trust announced that Hilcorp had provided the Trust with its 2025 capital project plan for the Subject Interests (the “2025 Plan”), and Hilcorp has estimated its 2025 capital expenditures for the Subject Interests to be approximately $9.0 million. Hilcorp informed the Trust that its 2025 Plan for the Subject Interests includes 29 projects. Approximately $4.0 million of the $9.0 million budget in the 2025 Plan will be allocated to seven new vertical drill projects, all of which are to be completed in the Dakota/Mesa Verde formations. Approximately $4.5 million of the $9.0 million budget will be allocated to 22 projects for recompletions and workovers in the Fruitland Coal formation, and approximately $0.5 million of the $9.0 million budget will be allocated to facilities projects related to natural gas compression and other facility projects. Hilcorp further informed the Trust that its planned project status for 2025 is subject to revision if Hilcorp revises its assumptions underlying the 2025 Plan, and that actual capital costs may vary from these estimates. Hilcorp advised the Trustee that there were 12 workover wells completed, three new wells completed, and one new well in progress during the three months ended September 30, 2025.

10. Excess Production Costs

Excess Production Costs occur when Production Costs and capital expenditures exceed the Gross Proceeds for a certain period. Excess Production Costs accrued due to significant lease operating expenses and capital expenditures associated with Hilcorp's drilling of two new horizontal wells. For the three months ended September 30, 2025, net proceeds of $6,972,006, which amount would otherwise have been payable to the Trust as royalty income, were applied to the balance of the Excess Production Costs. The balance of cumulative Excess Production Costs, as of September 30, 2025, was approximately $14,767,940 gross ($11,075,955 net to the Trust). The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over the amount of Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any Excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs.

	Underlying Properties	Net to the Trust
Cumulative Excess Production Costs remaining at 12/31/2024	$21,248,008	$15,936,006
Net Excess Production Costs (recovery) for the quarter ended 3/31/2025	$491,938	$368,954
Net Excess Production Costs (recovery) for the quarter ended 6/30/2025	$(6,972,006)	$(5,229,005)
Net Excess Production Costs (recovery) for the quarter ended 9/30/2025	$(1,174,206)	$(880,655)
Total remaining to be recovered at 9/30/2025	$13,593,734	$10,195,300

11. Settlements and Litigation

None.

12. Trustee Fees

Trustee fees for the three-month period ending September 30, 2025 were $22,588. For the nine months ended September 30, 2025, Trustee fees were $112,267.

13. Subsequent Events

On October 21, 2025 the Trust announced that it would not declare a monthly cash distribution to the holders of its Units of beneficial interest (the “Unit Holders”) due to additional Excess Production Costs for the Trust's subject interest during the production month of August 2025, as well as continued low natural gas pricing. Excess Production Costs have accrued as a result of Hilcorp drilling two new horizontal wells.

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

On February 13, 2025, the Trust announced that Hilcorp had provided the Trust with its 2025 capital project plan for the Subject Interests (the “2025 Plan”), and Hilcorp has estimated its 2025 capital expenditures for the Subject Interests to be approximately $9.0 million. As of September 30, 2025, Hilcorp advised the Trust that it has spent $7.70 million of the $9.0 million budgeted under the 2025 Plan.

Hilcorp informed the Trust that its 2025 Plan for the Subject Interests includes 29 projects. Approximately $4.0 million of the $9.0 million budget in the 2025 Plan will be allocated to seven new vertical drill projects, all completed in the Dakota/Mesa Verde formations. Approximately $4.5 million of the $9.0 million budget will be allocated to 22 projects for recompletions and workovers in the Fruitland Coal formation, and approximately $0.5 million of the $9.0 million budget will be allocated to facilities projects related to natural gas compression and other facility projects. Hilcorp further informed the Trust that its planned project status for 2025 is subject to revision if Hilcorp revises its assumptions underlying the 2025 Plan, and that actual capital costs may vary from these estimates. Hilcorp advised the Trustee that there were 12 workover wells completed, three new wells completed, and one new well in progress during the three months ended September 30, 2025.

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

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have impacted and continue to impact Net Proceeds. Hilcorp’s capital expenditures were $3,941,821 and $50,509,986 for the three and nine months ended September 30, 2025, respectively. This reflects a decrease of $6,947,777 for the three months ended September 30, 2025 and an increase of $7,788,545 for the nine months ended September 30, 2025, respectively, when compared to the same periods in 2024. These differentials were primarily attributable to a substantially higher capital project spending related to Hilcorp's drilling of two new horizontal wells in 2024, costs of which extended into the early part of 2025.

Excess Production Costs. Excess Production Costs (“Excess Production Costs”) occur when Production Costs (including capital expenditures and lease operating expenses) exceed the Gross Proceeds for a certain period. In 2024 and the first half of 2025, Excess Production Costs accrued due to significant lease operating expenses and capital expenditures associated with Hilcorp’s drilling of two new horizontal wells. The balance of Excess Production Costs was $13,593,734 ($10,195,300 net to the Trust) as of September 30, 2025. Hilcorp will not pay Royalty Income to the Trust, until the balance of Excess Production Costs is paid in full. Further, no cash distribution will be made by the Trust until (a) the balance of Excess Production Costs is paid in full, (b) the Trustee replenishes a cash reserve in the amount of $2,000,000, and (c)the Trust repays the Note in full.

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

Results of Operations – for the Three and Nine Months Ended September 30, 2025 and 2024

Royalty Income. Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three and nine months ended September 30, 2025, and 2024 was determined as shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
.	2025	2024	2025		2024
Gross proceeds from the Subject Interests:
Natural gas	$14,605,860	$8,490,465	$56,805,909		$36,807,035
Oil	424,987	784,756	1,358,352		1,783,702
Other	—	—	—		182,978	(2)
Total	15,030,847	9,275,221	58,164,261		38,773,715
Production Costs:
Severance tax – gas	1,630,020	1,042,670	5,376,845		4,762,762
Severance tax – oil	46,856	86,811	139,904		195,701
Lease operating expense and property tax	8,237,944	7,550,762	24,529,675		23,361,057
Capital expenditures	3,941,821	10,889,598	20,498,809		12,710,264
Other	—	—	(35,247)	(1)	—

Total Production Costs	13,856,641	19,569,841	50,509,986		41,029,784
Royalty profits (losses)	1,174,206	(10,294,620)	7,654,275		(2,256,069)
Cumulative Excess Production Costs(3)	(1,174,206)	10,294,620	(7,654,275)		11,517,368
Net profits	—	—	—		9,261,299
Net overriding royalty interest	75%	75%	75%		75%
Royalty Income	$—	$—	$—		$6,945,975
(1)
Revenue comprised of ($26,812) in one-time expense credits and ($8,435) of applicable interest related to the 2021 audit settlement.
(2)
Revenue related to compliance audit exceptions and associated interest.
(3)
Net proceeds of $1,174,206 for the three months ended September 30, 2025 ($7,654,275 for the nine months ended September 30, 2025), 75% of which would otherwise be payable to the Trust as Royalty Income, were applied to the balance of Excess Production Costs. The balance of cumulative Excess Production Costs, as of September 30, 2025, was approximately $13,593,734 gross ($10,195,300 net to the Trust). The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any Excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs.

There was no Royalty Income distributed to the Trust for the three and nine months ended September 30, 2025. There was no Royalty income distributed for the three months ended September 30, 2024 and $6,945,974 of Royalty Income was distributed for the nine months ended September 30, 2024. The decrease in Royalty Income was due primarily to substantially higher capital project spending associated with Hilcorp's drilling of two new horizontal wells in 2024, the costs of which extended into the early part of 2025. The average natural gas price increased from $1.49 per Mcf for the three months ended September 30, 2024, to $2.11 per Mcf for the three months ended September 30, 2025. The average natural gas price increased from $2.20 per Mcf for the nine months ended September 30, 2024 to $2.63 per Mcf for the nine months ended September 30, 2025. Production of natural gas from the Subject Interests increased from 5,691,025 Mcf for the three months ended September 30, 2024, to 6,918,497 Mcf for the three months ended September 30, 2025. Production of natural gas from the Subject Interests also increased from 16,743,796 Mcf for the nine months ended September 30, 2024 to 21,624,972 Mcf for the nine months ended September 30, 2025.

Gross Proceeds from Subject Interests. Total Gross Proceeds increased approximately $5.8 million, or 62.1%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Total Gross Proceeds increased approximately $19.4 million or 50.0% for the nine months ended September 30, 2025 compared to the same time period in 2024. The increases were primarily due to slightly higher natural gas prices and higher production volumes, mainly attributable to the two new horizontal wells installed in 2024.

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have and will continue to impact Net Proceeds. Hilcorp's capital expenditures decreased $6,947,777 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and increased $7,788,545 for the nine months ended September 30, 2025, compared to the same time period in 2024. The decrease in capital costs in the three-month period ended September 30, 2025 was primarily attributable to the reduced expenditures under Hilcorp's 2025 Plan (as defined below). The increase in capital costs in the nine-month period was primarily attributable to Hilcorp's significantly higher capital project spending related to drilling two new horizontal wells in 2024, the costs of which extended into the early part of 2025.

Hilcorp informed the Trust that its 2025 Plan for the Subject Interests includes 29 projects. Approximately $4.0 million of the $9.0 million estimate in the 2025 Plan will be allocated to seven new vertical drill projects, all to be completed in the Dakota/Mesa Verde formations. Approximately $4.5 million of the $9.0 million estimate will be allocated to 22 projects for recompletions and workovers in the Fruitland Coal formation, and approximately $0.5 million of the $9.0 million estimate will be allocated to facilities projects related to natural gas compression and other facility projects. Hilcorp further informed the Trust that its planned project status for 2025 is subject to revision if Hilcorp revises its assumptions underlying the 2025 Plan, and that actual capital costs may vary from these estimates. As of September 30, 2025, Hilcorp advised the Trust that it has spent $7.70 million of the $9.0 million budgeted under the 2025 Plan.

Severance Taxes. Aggregate severance taxes increased approximately $0.5 million, or 48%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and increased approximately $0.56 million or 11.3% for the nine months ended September 30, 2025 compared to the same time period during 2024. The increase was primarily attributable to higher Gross Proceeds. Severance taxes represented approximately 11.2% of Gross Proceeds for the three months ended September 30, 2025 compared to approximately 12.2% for the same period of 2024. Severance taxes represented approximately 9.5% of Gross Proceeds for the nine months ended September 30, 2025 and approximately 12.8% for the same period of 2024.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $0.69 million or 9.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, lease operating expenses and property taxes increased approximately $1.17 million or 5% compared to the nine months ended September 30, 2024.

Excess Production Costs. For the three months ended September 30, 2025, net proceeds of $1,174,206, 75% of which amount would otherwise have been payable to the Trust as Royalty Income, were applied to the balance of Excess Production Costs accrued as a result of Hilcorp's drilling of two new horizontal wells in 2024. The balance of cumulative Excess Production Costs, as of September 30, 2025, was approximately $13,593,734 ($10,195,300 net to the Trust). The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any Excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs.

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

The Line of Credit is intended to cover the Trust’s administrative expenses until the Trust receives Royalty Income in amounts sufficient to (a) repay the balance of Excess Production Costs, (b) replenish a reserve in the amount of $2,000,000, and (c) repay the Note in full, after which time, the Trust will resume distributions to the holders of the Trust’s Units of beneficial interest. The Trust utilized $29,932 in May 2025 to cover fees associated with obtaining the Line of Credit and $132,851 in June 2025 to help cover Trust administrative costs. Funds in the amounts of $18,565, $19,318, and $73,469 from the Line of Credit were utilized in July, August, and September, respectively to pay Trust administrative expenses, net of interest earned on Trust cash accounts. As of September 30, 2025, the outstanding balance on the Line of Credit was $274,135.

Distributable Income. Distributable Income for the three and nine months ended September 30, 2025, and 2024 was determined as shown in the following table:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Royalty income	$—	$—	$—	$6,945,974
Interest income	385	18,463	11,608	73,331
Total income	385	18,463	11,608	7,019,305
General and administrative expenses	(115,539)	(386,507)	(1,017,505)	(2,161,377)
Cash reserves (increase/decrease)	3,802	368,044	731,762	300,301
Distributable Income (Loss)	$(111,352)	$—	$(274,135)	$5,158,229
Distributable Income (Loss) per Unit (46,608,796 Units)	$(0.002389)	$—	$(0.005882)	$0.110670

There was no Distributable Income for the three and nine months ended September 30, 2025. There was no distributable income for the three months ended September 30, 2024 and $6.9 million ($0.110670 per Unit) for the nine months ended September 30, 2024. The decrease in Distributable Income was primarily attributable Hilcorp’s significantly increased capital expenditures in drilling two new horizontal wells in 2024, the costs of which extended into the early part of 2025. The net loss for the three and nine months ended September 30, 2025, resulted from the Trust’s draw on the Line of Credit to cover administrative expenses.

Interest Income. Interest income decreased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024 primarily due to the decrease in Royalty Income and cash reserves.

General & Administrative Expenses. General and administrative expenses decreased by $270,968 (70.1%) for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, general and administrative expenses decreased by $1,143,872 (52.9%) compared to the nine months ended September 30, 2024 due to differences in timing of the receipt and payment of certain expenses by the Trust, expenses in the first half of 2024 associated with the transition to Argent Bank as Trustee of the Trust, and a decrease in publishing and printing costs.

Cash Reserves. Total cash reserves were $29,160 as of September 30, 2025. The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. The Trustee previously maintained a cash reserve in the amount of $1,000,000. However, to cover Trust Expenses during any period of revenue shortfall, which has resulted and could continue to result from lower commodity prices or increased capital expenditures under Hilcorp's 2024 project plan for the Subject Interests, the Trustee increased the cash reserves in March and April of 2024, such that total cash reserves were $1,800,000 as of April 30, 2024. Cash reserves of $1,767,041, along with interest income, were utilized to pay the balance of Trust administrative expenses remaining (after applying interest income) each month from May 2024 through May 2025, when the Trust did not receive any Royalty Income. For the months ended May 31, 2025, and June 30, 2025, Trust administrative expenses were paid using funds in the amounts of $84,838 from the cash reserves and $132,851 from the Line of Credit, respectively, net of interest earned on Trust cash accounts. Cash reserves were utilized to pay interest accrued on the Line of Credit for the months of July, August, and September 2025, in the amounts of $1,059, $1,292, and $1,450 respectively. Prior to any distributions to Unitholders, the Trustee plans to replenish the cash reserves and continue to increase the cash reserves to $2,000,000.

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

In each of the months from May 2024 through September 2025, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through June 2025, the Trust was able to use cash reserves to pay the Trust’s liabilities from May 2024 through May 2025. As of September 30, 2025, the balance of cash reserves was $28,946.

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

Funds from the Line of Credit were utilized to pay Trust administrative expenses, net of interest earned on Trust cash accounts, from June through September 2025. As of September 30, 2025, the outstanding balance on the Line of Credit was $274,135. Cash reserves were utilized to pay interest accrued on the Line of Credit for the months of July, August, and September 2025, in the amounts of $1,059, $1,292, and $1,450 respectively, such that the balance of cash reserves maintained by the Trust is currently $28,946.

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

Royalty Income, if any, for the three months ended September 30, 2025, is associated with natural gas and oil production during the period from February 2025 through April 2025. Royalty Income, if any, for the nine months ended September 30, 2025, is associated with natural gas and oil production from the Subject Interests during the period from November 2024 through April 2025.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended September 30, 2025, and 2024 were as follows:

	For the Three Months Ended September 30,
	2025		2024
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,918,497	7,775	5,691,025	11,111
Royalty	92,894	3,951	(6,683,813)	6,460
Average Price (per Mcf/Bbl)	$2.11	$54.66	$1.49	$70.63

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months Ended September 30,
	2025		2024
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	21,624,972	23,777	16,743,796	25,574
Royalty	197,352	11,789	(5,396,654)	15,212
Average Price (per Mcf/Bbl)	$2.63	$57.13	$2.20	$69.26

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

Production Volumes

Natural Gas

Natural gas production volumes increased for the Subject Interests and the Royalty by 1,227,472 Mcf (21.6%) and 4,881,176 Mcf (29.2%), respectively for the three months ended September 30, 2025, as compared to the same period in 2024. For the nine months ended September 30, 2025, natural gas production volumes increased 6,776,707 Mcf (101.4%) for the Subject Interests and 5,594,006 Mcf (103.7%) for the Royalty compared to the same periods in 2024. Royalty volume is calculated using a formula determined by revenue less expenses. Excess Production Costs contributed to the lower natural gas production volumes and negative volumes for the Royalty in 2024. The increase in production volume in 2025 was affected by production from the two horizontal wells installed in 2024. Natural gas pricing is affected by market conditions and demand. Natural gas production is also influenced by the line pressure of the natural gas gathering systems in the San Juan Basin.

Oil

Oil production volumes decreased for the Subject Interests by 3,336 Bbls (30.0%) for the three months ended September 30, 2025, as compared to the same period in 2024. Oil production volumes decreased for the Royalty by 2,509 Bbls (38.8%) for the three months ended September 30, 2025, as compared to the same period in 2024. For the nine months ended September 30, 2025, oil production volume decreased by 1,797 Bbls (7.0%) for the Subject Interests and 3,423 Bbls (22.5%) for the Royalty as compared to the same period in 2024. These changes generally resulted from changes in the demand for natural gas during the applicable time periods, oil and natural gas inventory levels, availability of market conditions, and an increase in capital spending to generate production from new and existing wells.

Sales Prices

Natural Gas

The average realized natural gas price per Mcf increased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. This increase was primarily due to a decrease in the El Paso Natural Gas Company, San Juan Basin Index pricing.

Oil

The average realized oil price per Bbl decreased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024. This decrease was primarily due to a decrease in the WTI benchmark oil price.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended September 30, 2025.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of September 30, 2025, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended September 30, 2025, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

31	Certification required by Rule 13a-14(a), dated November 13, 2025, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated November 13, 2025, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust***

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
Director of Royalty Trust Services

Date: November 13, 2025

(The Trust has no directors or executive officers.)