Form 10-K
period 2025-12-31
SAN JUAN BASIN ROYALTY TRUST
filed 2026-03-27
CIK 319655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025

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

Aggregate market value of the Units held by non-affiliates of the registrant as of June 30, 2025 (the last business day of its most recently completed second fiscal quarter), was approximately $278,720,600 based on the closing price as quoted on the New York Stock Exchange. As of March 27, 2026, there were 46,608,796 Units of the registrant outstanding.

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

As of December 31, 2025, 99.1% of the Trust’s estimated proved reserves consisted of natural gas reserves, and 97.5% of the Gross Proceeds from the Subject Interests in 2025 were attributable to the production and sale of natural gas by Hilcorp as well as other proceeds. Accordingly, the market price for natural gas produced and sold from the San Juan Basin heavily influences the amount of Trust income available for distribution to the Unit Holders by the Trust and, by extension, the price of the Units. The market price paid for natural gas is seasonal because there is greater demand for natural gas used for heating purposes in the winter months and more energy requirements for air conditioning in the summer months than during the rest of the year.

The Trustee

The primary function of the Trustee is to collect the Royalty Income, to pay all expenses and charges of the Trust and to distribute the remaining available income to the Unit Holders. The Trust received no Royalty Income from Hilcorp in the fiscal year ended December 31, 2025 and no distributions were made to Unit Holders. In the fiscal year ended December 31, 2024, $6.9 million in Royalty Income was received from Hilcorp. After deducting administrative expenses and accounting for interest income and any change in cash reserves, the Trust distributed approximately $5.2 million in the fiscal year ended December 31, 2024. The Trust’s corpus was approximately $2.3 million and $2.7 million as of December 31, 2025 and 2024, respectively. Excess Production Costs of $491,938 gross ($368,954 net to the Trust) were incurred from January through March 2025. Net proceeds of $13,301,410 ($9,976,058 net to the Trust) were applied to the Excess Costs from April through December 2025, leaving the balance of Excess Production Costs to be recovered as of December 31, 2025 at $8,438,536 ($6,328,902 net to the Trust).

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

The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. Prior to March 2024, the Trustee previously maintained a cash reserve in the amount of $1,000,000. However, to cover Trust Expenses during any period of revenue shortfall, which has resulted and could continue to result from lower commodity prices or increased capital expenditures under Hilcorp's 2024 and 2025 project plans for the Subject Interests, the Trustee increased the cash reserves in 2024, such that total cash reserves were $1,800,000 as of April 30, 2024. In each of the months from May 2024 through December 2025, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Due to these circumstances, the Trust used cash reserves to pay the Trust’s liabilities that interest income did not cover from May 2024 through May 2025. From June through December 2025, cash reserves were used to pay interest on the Line of Credit (as defined below). As a result, cash reserves were $23,298 as of December 31, 2025. Prior to any distributions to Unitholders, the Trustee plans to replenish the cash reserves and continue to increase the cash reserves to at least $2,000,000.

Cash being held by the Trustee as cash reserves or pending distribution may be placed, per the Trustee’s discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, certificates of deposit of banks having capital, surplus and undivided profits in excess of $50.0 million or money market funds that have been rated at least AAm by Standard & Poor’s and at least Aa by Moody’s, subject, in each case, to certain other qualifying conditions. Currently, such funds are placed in interest-bearing money market accounts

The Trust is permitted to borrow funds against the Royalty to cover the Trust’s operating expenses. On May 21, 2025, the Trust entered into a promissory note (the “Note”) to establish a line of credit (the “Line of Credit”) in the amount of $2,000,000 with Texas Bank, together with a mortgage to secure that Note. The Line of Credit bears interest at a rate of prime plus 1% per annum (8.5% at June 30, 2025) and matures on May 21, 2027. The Trust is required to make interest-only payments on the Note until May 21, 2027, at which time, the Trust will be required to also make monthly payments toward the principal. The Line of Credit is secured by substantially all of the assets of the Trust, including (a) all mineral interests owned by the Trust, (b) the oil, gas, and other minerals attributable to those mineral interests, (c) the personal property related to those mineral interests, and (d) the proceeds of the sale of the property described in (a) through (c), above. The agreement securing repayment of the Line of Credit contains customary covenants and events of default.

The Line of Credit is intended to cover the Trust’s administrative expenses until the Trust receives Royalty Income in amounts sufficient to (a) repay the balance of Excess Production Costs, (b) replenish a reserve in the amount of $2,000,000, and (c) repay the Note in full, after which time, the Trust will resume distributions to the holders of the Trust’s Units of beneficial interest.

The other powers and duties of the Trustee are set forth in the Indenture and include the prosecution and defense of claims by and against the Trust, the engagement of consultants and professionals and the payment of Trust liabilities. If the Trustee determines that the Trust does not have sufficient funds to pay its liabilities, the Trustee may borrow funds on behalf of the Trust, in which case no distributions will be made to Unit Holders until such borrowings are repaid in full. The Trust has not received Royalty Income since April 2024. The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over the amount of Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The balance of Excess Production Costs as of December 31, 2025 was $8,438,536 ($6,328,902 net to the Trust). As of March 20, 2026 the balance of Excess Production Costs was $6,186,818 gross ($4,640,114 net to the Trust). The Trust’s cash reserves will likely be depleted before such time as the Excess Production Costs are recovered, and the Trust begins receiving Royalty Income. The Trustee will continue to draw against the Line of Credit at Texas Bank to pay the Trust’s administrative expenses until such time as the Excess Production Costs are repaid, and the Trust begins receiving Royalty Income again. After receiving Hilcorp’s budget for capital projects in 2026, the Trustee is evaluating options should the Trust not receive sufficient Royalty Income before interest plus principal payments become due under the Trust’s Line of Credit in May 2027.

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

The Trustee continues to monitor the facts and circumstances and to review and consider available information regarding the two horizontal wells drilled by Hilcorp in the Mancos formation in 2024, as well as new and future horizontal wells to be drilled by Hilcorp. These horizontal wells have resulted, and will continue to result in extraordinary Excess Production Costs. The term “gross revenue” is not defined in the Conveyance or the Indenture. As such, the term could be interpreted in different ways. One interpretation is that the term “gross revenue” is synonymous with the term “Gross Proceeds” as defined in Section 1.07 of the Conveyance, and refers to the gross proceeds from the production and sale of minerals from the properties burdened by the Trust. The Trustee believes this interpretation furthers the purpose of the Trust set forth in 2.02(a)(1) of the Conveyance, which is to convert Royalties to cash by “collecting the proceeds from production until production has ceased or the Royalties have otherwise terminated.” Therefore, despite the fact that the Excess Production Costs have prevented, and will continue to prevent the Trust from receiving Royalty Income for an unknown period of time, the Trustee knows of no circumstances to suggest that less than $1.0 million per year in Gross Proceeds from the production and sale of minerals from the underlying properties will be generated any time in the near future. It is likely, but not certain, that the Excess Production Costs will be recovered, and the Trust will again receive Royalty Income before the minerals from the underlying properties are depleted. Based on this interpretation of the meaning of the term “gross revenue”, there was gross revenue of $48,896,125 in 2024 and $73,576,384 in 2025.

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
•
political conditions in major oil producing regions, especially in the Middle East and Russia, including the conflicts in Eastern Europe, the Middle East, and South America;
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

The Units may lose value and cash available for distribution may be reduced as a result of title deficiencies with respect to the Royalty Properties.

The existence of a title deficiency with respect to any of the Royalty Properties could reduce the value or render a property worthless, thus adversely affecting the distributions to unitholders. An operator’s inability or failure to cure title defects could cause the operator to lose its rights to some or all production from some of the Royalty Properties, which could result in a reduction in proceeds available for distribution to Unit holders and the value of the Units may be reduced.

Hilcorp or any third-party operator may abandon property underlying the Subject Interests, thereby terminating the related Royalty payable to the Trust that is attributable to the abandoned property.

Hilcorp or any third-party operator of the Underlying Properties could determine during periods of low commodity prices to shut in or curtail production from wells on the properties underlying the Subject Interests or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Hilcorp or any other operator may abandon any well or property without the consent of the Trust or the Trust unitholders if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Royalty relating to the abandoned well or property. The properties underlying the Subject Interests are sensitive to decreasing commodity prices. The commodity price sensitivity is due to a variety of factors that vary from well to well, including the costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the expenses of certain wells to exceed the well’s revenue. If this scenario occurs, Hilcorp or any third-party operator may decide to shut-in the well or plug and abandon the well. This could reduce future cash distributions to Trust Unit Holders.

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

The Trust will be terminated and the Trustee must sell the Royalty if holders of at least 75% of the Units approve the sale or vote to terminate the Trust, or if the Trust’s gross revenue for each of two successive years is less than $1,000,000 per year. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the Unit Holders and Unit Holders will receive no further distributions from the Trust. The Trustee cannot provide assurances that any such sale will be on terms acceptable to all Unit Holders. The Trustee cannot provide assurances the Trust will receive Royalty Income in 2026 as the Trust must first extinguish the balance of Excess Production Costs associated with Hilcorp’s drilling of two horizontal wells during 2024. As of March 20, 2026 the balance of Excess Production Costs was $6,186,818 gross ($4,640,114 net to the Trust), and the Trust will not receive Royalty Income until the balance of Excess Production Costs (net to the Trust) is paid in full.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be recorded in GAAP financial statements.

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

Trump’s policy on oil and gas leasing on federal land is centered on “energy dominance,” aimed at maximizing domestic fossil fuel production by aggressively expanding lease sales and reducing regulatory barriers. Hilcorp has informed the Trust that it does not believe that actions undertaken by President Biden’s administration to curtail future leases for natural gas and oil drilling on federally owned land will impact the Subject Interests because, in addition to being undercut by President Trump’s actions, at the present time, they do not impact current leases.

The Biden administration announced in September 2023 that it has moved to shut down future development of oil, gas and mining activity on approximately 4,200 acres in Sandoval County, New Mexico for the next 50 years. On April 18, 2024, Deb Haaland, Secretary of the Interior, issued Public Land Order 7940, protecting this acreage. As of late 2025, the Trump administration has taken steps to accelerate oil and gas development in New Mexico, directly impacting Sandoval County by moving to revoke a 20-year ban on drilling near Chaco Culture National Historical Park. This action reverses protections enacted by the Biden administration in 2023, which had established a 10-mile buffer zone around the historic site, part of which lies in Sandoval County. Hilcorp has informed the Trust that the proposed tracts are not within the production area of the Subject Interests or part of any future proposed development plans.

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

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs for operators in the production of oil and natural, including from the developing shale plays, or could make it more difficult for Hilcorp and outside operators to perform hydraulic fracturing. Although the Trump administration is promoting hydraulic fracturing and expanding oil and gas drilling on federal lands, the adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in Hilcorp’s completion of new oil and natural gas wells on the properties underlying the Subject Interests and an associated decrease in the cash distributable to Trust Unit Holders.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (TCJA) was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust Unit Holder’s allocable share of certain income from the Trust. Many provisions of the TCJA were modified, extended, or otherwise affected by the One, Big, Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025. The TCJA and OBBBA are complex and Unit Holders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust Units. In addition, the current administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust Unit Holders.

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

The Subject Interests

The Subject Interests consist of working interests, royalty interests, overriding royalty interests and other contractual rights in 151,900 gross (119,000 net) producing acres in San Juan, Rio Arriba and Sandoval Counties of northwestern New Mexico. According to information provided by Cawley, Gillespie and Associates, Inc. (CG&A), the Trust's third party reserve engineers, there were, as of December 31, 2025, 4,325 gross (818.9 net) wells on the properties underlying the Subject Interests, calculated on a well bore basis and not including multiple completions as separate wells, of which approximately 1,039 gross (292.0 net) wells were Multiple Completion Wells, resulting in a total of 5,456 gross (1,149.7 net) completions.

CG&A has informed the Trust that all of the subject acreage is held by production, and even though it has not been fully developed in every formation, CG&A has classified all of such acreage as developed. Production from conventional natural gas wells is primarily from the Pictured Cliffs, Mesaverde, Mancos, and Dakota formations, ranging in depth from 1,500 to 8,500 feet. Additional production is attributable to coal seam reserves in the Fruitland Coal formation.

The Royalty conveyed to the Trust is limited to the base of the Dakota formation, which is currently the deepest significant producing formation under acreage affected by the Royalty. Rights to production, if any, from deeper formations are retained by Hilcorp.

2026 Capital Expenditure Budget

On February 19, 2026, the Trust announced that Hilcorp had provided the Trust with its 2026 capital project plan for the Subject Interests (the “2026 Plan”), and Hilcorp has estimated its 2026 capital expenditures for the Subject Interests to be approximately $14.0 million.

Hilcorp informed the Trust that its 2026 Plan for the Subject Interests includes 32 projects. Approximately $11.5 million of the $14.0 million budget in the 2026 Plan will be allocated to nine new vertical drill projects to be completed in the Mesaverde, Mancos, and Dakota formations and six new horizontal drill projects in the Mancos formation. Hilcorp also informed the Trust that costs associated with the six new horizontal drill projects include drilling costs only. Completion costs for the horizontal wells are expected to be included in Hilcorp’s 2027 capital plan for the Subject Interests, which is expected to be provided to the Trust sometime in the first quarter of 2027. Approximately $2.0 million of the $14.0 million budget of the 2026 Plan will be allocated to 17 projects for recompletions and workovers in the Fruitland Coal and Pictured Cliffs formations, and approximately $0.5 million of the $14.0 million budget will be allocated to facilities projects related to natural gas compression and other facilities projects. Hilcorp further informed the Trust that its 2026 Plan is subject to revision if Hilcorp revises its assumptions underlying the 2026 Plan, and that actual capital costs may vary from these estimates.

The natural gas volumes reported to the Trust by Hilcorp are based on plant residue gas volumes plus equivalent volumes for natural gas liquids. Hilcorp converts one barrel of natural gas liquids to six Mcf of natural gas using industry standards. Production of oil and natural gas and related average sales prices attributable to each of the Subject Interests and the Royalty for each of the two years ended December 31, 2025, were as follows:

	For the year ended December 31,
	2025		2024
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	28,412,786	32,458	22,415,695	32,471
Average Price (per Mcf/Bbl)	$2.53	$55.94	$2.07	$68.07
Royalty	1,954,645	17,822	2,359,534	17,822
Average Price (per Mcf/Bbl)	$4.66	$55.57	$1.12	$68.47

Production costs for natural gas and oil attributable to the Subject Interests for the two years ended December 31, 2025, were as follows:

	2025	2024
Total Production Costs (including capital expenses)	$82,014,920	$82,130,843
Average Production Costs per unit of Production	$2.8669	$3.6324
Lease Operating Expenses	$33,398,163	$30,830,580
Average Lifting Cost per unit of Production	$1.1675	$1.3636

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

Hilcorp’s sales contracts are executed based on request for proposals (RFPs) seasonally but have consistently been won by Chevron Natural Gas (“Chevron”) and EDF Trading North America LLC (“EDF”), as is the case for the upcoming summer season. Gas was also sold to Tenaska Gas Marketing for the upcoming summer term. Each of Hilcorp’s sales contracts with EDF and Chevron provides for (i) the delivery of such natural gas at various delivery points through their respective termination dates and (ii) the sale of such natural gas at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin. Hilcorp’s natural gas sales are also contracted with New Mexico Gas Company, Inc. The contract provides for the sale of certain winter-only natural gas supplies. All of the natural gas is processed at the Ignacio Plant, Val Verde Plant, San Juan Gas Complex, and Milagro plant at prices that fluctuate in accordance with published indices for natural gas sold in the San Juan Basin.

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

Oil and Natural Gas Reserves

Proved Reserves

All of the Trust’s reserves are located in the San Juan Basin. Total proved Developed and Undeveloped Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2025, were as follows:

	Proved Reserves(1)(2)
Reserves Category	Natural Gas (MMcf)	Crude Oil and Condensate (MBbls)
Developed	85,288	130
Undeveloped	—	—
Total Proved	85,288	130

(1)
Proved reserves were calculated using prices equal to the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for each of the preceding 12 months, which were $3.387 per MMBtu (Henry Hub) of natural gas and $65.34 per Bbl (West Texas Intermediate) of oil. The adjusted volume-weighted average prices over the life of the properties were $2.763 per Mcf of gas and $55.640 per Bbl of oil.
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

Estimated quantities of proved Developed Oil and Natural Gas Reserves attributable to the Royalty as of December 31, 2025 and 2024 were as follows:

	2025	2024
Natural Gas (MMcf)	85,288	62,095
Crude Oil and Condensate (MBbls)	130	132

Proved Undeveloped Reserves

Based on information provided by Hilcorp and analysis by the Trust’s independent reserve engineer, there were no proved undeveloped reserves identified as of December 31, 2025 or December 31, 2024. There were 9,135 MMcf proved undeveloped reserves identified in 2023. The changes in proved undeveloped reserves were primarily due to Hilcorp’s two drilling projects in the Mancos formation in 2024.

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

Third-Party Reserves

The Trust does not maintain an internal petroleum engineering department and instead relies upon CG&A for a qualified, independent report of estimated reserves. The Trust has verified the qualifications and credentials of CG&A to prepare reserve estimates on behalf of the Trust. The independent petroleum engineers’ reports as to the proved oil and natural gas reserves as of December 31, 2024 and 2025 were prepared by CG&A. CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserve estimate with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989, with over 38 years of practical experience in petroleum engineering and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, summa cum laude, with a B.S. in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Waste Handling. The Resource Conservation and Recovery Act (“RCRA”), as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA and its state analogs, it is possible that some wastes the operators of the Subject Interests generate presently or in the future could be subject to regulation under RCRA and state analogs. Legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” To the extent any wastes generated by the operators of the Subject Interests are subject to regulation under RCRA or state analogs, or if the EPA or a state with jurisdiction proposes a rulemaking for revised oil and gas waste regulations in the future, any such regulation or changes in the laws and regulations could have a resulting increase in production costs that may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests. In addition, on February 8, 2024, EPA proposed adding nine particular per- and polyfluoroalkyl compounds (“PFAS”) to its list of hazardous constituents. As of early 2026, the EPA is moving forward with its proposal to list nine specific PFAS as RCRA hazardous constituents, with finalization expected by April 2026. It is unclear whether or when EPA may finalize this rule, but if it does this change in the regulations could have a resulting increase in production costs that may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests.

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

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act (“CWA”), the Safe Drinking Water Act, the Oil Pollution Act of 1990 (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other oil and gas wastes, into waters of the United States (“WOTUS”), as well as state waters for analogous state programs. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or applicable state analog. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit from the U.S. Army Corps of Engineers (the “Corps”). In May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. On March 12, 2025, EPA issued guidance on the proper implementation of “continuous surface connection” under the definition of WOTUS. The guidance narrows wetlands jurisdiction to waters adjacent to WOTUS, “which generally means traditional navigable waters, or a relatively permanent body of water connected to a traditional navigable water,” and to wetlands with a “continuous surface connection to a requisite covered water making it difficult to determine where the water ends and wetland begins.” In the wake of the Sackett decision, several states have developed their own wetlands policies or regulatory programs to address discharges to intra-state waters that may no longer be regulated as WOTUS. In New Mexico, the State enacted the Pollutant Discharge Elimination System Act as part of Senate Bill 21, signed into law on April 8, 2025. This legislation aims to fill regulatory gaps in water quality protections in response to Sackett, creating new permitting requirements meant to protect ephemeral and intermittent waters no longer covered under the CWA. The State act establishes a comprehensive permitting system for discharges into state waters, ensuring that all pollutants are regulated under the New Mexico Water Quality Act. EPA and various states also impose permitting requirements for the disposal of produced water by underground injection. As of March 2025, the EPA announced a major initiative to reconsider and revise 1970s-era wastewater regulations (effluent guidelines) for oil and gas extraction, aiming to lower production costs and promote the treatment and beneficial reuse of produced water.

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

Climate Change. Mitigating climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations, and the Biden Administration has pursued executive actions to address climate change. At the international level, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCCC”) resulted in nearly 200 countries, including the United States, coming together to develop the Paris Agreement, intended to nationally determine their contributions and set greenhouse gas (“GHG”) emission reduction goals every five years beginning in 2020. In February 2021, as a party to the Paris Agreement, the U.S. announced a target to achieve a 50% to 52% reduction from 2005 levels in economy-wide GHG emissions by 2030. Accordingly, the Biden administration has set ambitious domestic targets for curbing climate change, such as making the U.S. power sector climate neutral by 2035 and achieving a net-zero emissions economy by 2050. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. On January 20, 2025, President Trump signed Executive Order 14162, directing the immediate withdrawal of the United States from the Paris Agreement and similar commitments under the UNFCCC, which includes the Global Methane Pledge. As of January 27, 2026, President Trump officially withdrew the United States from the Paris Agreement for the second time, finalizing a process started in January 2025 to prioritize U.S. fossil fuel production and economic growth over international climate commitments. The Trump administration simultaneously withdrew from the underlying UN climate treaty UNFCCC. In March 2026, a coalition of states led by New York and California sued the administration regarding the revocation of the scientific basis for U.S. climate regulations.

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

In addition, federal agencies are building upon their existing programs, like those governed by the Clean Air Act, as amended (the “CAA”), to impose new climate controls. In 2009, EPA issued an “Endangerment Finding” under Section 202(a) of the CAA, concluding GHG pollution threatens the public health and welfare of future generations. And EPA has required annual reporting of GHG for persons operating certain types of industrial facilities, including oil and natural gas production, transmission and storage operations that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The data collected through the reporting rules has helped to provide a basis for promulgating GHG emission limits. On February 18, 2026, Trump’s EPA finalized the repeal of the 2009 Endangerment Finding, which previously established that GHGs endanger public health. This move is being challenged in court by a coalition of nearly 40 states and cities. President Trump’s 2025 executive orders, particularly EO 14154 “Unleashing American Energy,” aim to dismantle federal climate change actions, accelerate fossil fuel production, and reverse environmental regulations from previous administrations.

The Trump administration has proposed rolling back the EPA’s Greenhouse Gas Reporting Program (GHGRP) for most sectors while specifically postponing, until 2034, reporting requirements for the oil and gas industry. While statutory reporting under the IRA “waste emissions charge” remains in place, the broader, detailed reporting on methane and other greenhouse gases is largely being suspended.

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

A number of those rules have addressed emissions from the oil and gas industry. On August 16, 2012, for example, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for sources of oil and natural gas production, and an air toxics standard for sources of natural gas transmission and storage. That rule generally required all hydraulically fractured or refractured natural gas wells to be completed using so-called “green completion” technology, which significantly reduces VOC emissions. Limiting those emissions of VOCs has the co-benefit of also limiting methane, a greenhouse gas. These regulations, referred to as New Source Performance Standards (“NSPS”) Subpart OOOO, also apply to storage tanks and other equipment in the affected oil and natural gas industry segments. In May 2016, EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane, VOCs, and other emissions from new and existing sources in the oil and natural gas sector. Among other things, these rules applied green completion requirements to newly fractured and re-fractured oil wells. Rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues. In December 2023, EPA finalized new rules for oil and gas sources that would (i) ensure all wells are routinely monitored for leaks, (ii) encourage use of innovative and advanced monitoring, (iii) impose strengthened emission standards for certain equipment, and (iv) require states to reduce methane emissions from existing sources. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. On March 12, 2025, the Trump Administration announced it is reconsidering rules promulgated by the Biden Administration under NSPS Subpart OOOO b/c. As of late 2025, the EPA under the Trump administration is actively rolling back and delaying compliance deadlines for the 2024 OOOOb/c methane regulations. A final rule effective December 3, 2025, extends deadlines for control devices, leaks, and storage vessels, aiming to cut industry compliance costs. States have begun to regulate through their New Source Performance Standards (“NSPS”) and other air emissions programs the emission of VOCs and methane from oil and gas production process equipment, storage tanks and produced water impoundments and other assets. The ultimate scope of these regulations remains uncertain; however, any resulting increase in production costs may affect the amount of Royalty and Royalty Income that is paid to the Trust by Hilcorp or subsequent operators of the Subject Interests.

The oil and gas industry also is likely to be indirectly affected by EPA rulemakings covering other industry sectors. For example, in 2015 EPA promulgated its Clean Power Plan, which imposed greenhouse gas emissions limits on U.S. power plants. In the Trump Administration, EPA replaced the Clean Power Plan with the Affordable Clean Energy rule, which interpreted the Clean Air Act as limiting the scope of the federal government’s authority to establishing only source-specific (or “inside the fence line”) emissions reduction requirements for coal-fired power plants. The D.C. Circuit vacated the Affordable Clean Energy rule, but the Supreme Court reversed the vacatur and ruled the Clean Power Plan was invalid. On May 11, 2023, the EPA issued a proposed rulemaking to replace the Affordable Clean Energy rule with new standards governing emissions from fossil-fuel-fired power plants (EPA-HQ-OAR-2023-0072) and supplemented its proposal on November 15, 2023. On March 12, 2025, the Trump Administration announced it is reconsidering these Clean Power Plan 2.0 rules promulgated by the Biden Administration. The Biden EPA planned to adopt more stringent limits on GHG emissions and incentivize alternative energy sources. Adoption of any such requirements could reduce demand for oil and gas generally, including oil and natural gas produced from the Subject Interests, and could increase the cost of operations of the Subject Interests, which could result in a loss of reserves or revenues to the Trust. The impact such regulation may have on the amount of Royalty and Royalty Income paid to the Trust by Hilcorp or subsequent operators of the Subject Interests is difficult to predict. Under the Trump administration, EPA’s strategy focuses on “unleashing American energy,” which involves removing obstacles for fossil fuel power plants and reducing compliance costs, rather than incentivizing alternative energy through mandates.

At the federal regulatory level, both the EPA and the Bureau of Land Management (“BLM”) have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry. However, on February 3, 2025, Doug Burgum, the Secretary of the Interior, issued SO 3418, entitled “Unleashing American Energy, that required, in part, that his assistant secretaries submit an action plan to include steps to suspend, revise or rescind certain methane waste regulations, including, “Waste Prevention, Production Subject to Royalties, and Resource Conservation,” 89 Fed. Reg. 25378 (Apr. 10, 2024). In addition, President Biden has declared that he supports federal government efforts to ban new leases for production of minerals on federal properties, including onshore lands. While past initiatives, such as Executive Order 14008, aimed to pause new oil and gas leasing, recent trends, including the 2025 Unleashing American Energy Executive Order, have focused on accelerating mining project approvals and expanding critical mineral exploration. The Trump administration’s efforts to promote oil and gas development decrease the chances that the Biden administration actions could require Hilcorp to increase capital expenditures for the Subject Interests, decrease demand for natural gas and oil production, or limit the Subject Interests’ ability to produce natural gas or oil production. The Trust is unable to determine what, if any, the effects of Trump's actions will have on the Subject Interests’ ability to produce natural gas and oil, and Hilcorp’s ability to pay Royalty Income to the Trust.

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

The Trump administration has proposed significant revisions to the ESA to reduce regulatory burdens on land use, effectively rolling back Biden-era protections. Key changes include removing automatic protections for “threatened” species, allowing economic impact considerations in listing decisions, narrowing “critical habitat” definitions, and redefining “harm” to exclude habitat modification. The Trump administration has reinterpreted the Migratory Bird Treaty Act (MBTA) to only prohibit the intentional killing of birds, effectively eliminating liability for industries that accidentally or incidentally kill birds during operations. This policy change, rooted in a 2017 legal opinion and reinstated in 2025, exempts activities like oil spills or power line hazards from penalties, prioritizing energy production over unintentional habitat impact

The designation of previously unidentified endangered or threatened species could cause Hilcorp’s operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where the Subject Interests are located, operations on the Subject Interests could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

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

Unit Holders

According to the records of the Trust’s transfer agent, as of March 23, 2026, there were 46,608,796 Units outstanding held by 682 Unit Holders of record. The actual number of Unit Holders is greater than these numbers of Unit Holders of record and includes Unit Holders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of Unit Holders of record also does not include Unit Holders whose Units may be held in trust by other entities.

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

The amount of Gross Proceeds attributable to the Subject Interests depends on prevailing natural gas prices and, to a lesser extent, crude oil prices. As a result, commodity prices affect the amount of Royalty Income available for distribution to the Unit Holders. During 2025, the price of natural gas Gross Proceeds for production from the Subject Interests increased from an average price for natural gas of $2.07 per Mcf in 2024 to $2.53 per Mcf in 2025. The price for oil Gross Proceeds decreased from an average price of $68.07 per Bbl in 2024 to $55.94 per Bbl in 2025.

The amount of Gross Proceeds depends on the volumes of natural gas and oil produced from the Subject Interests. Under the terms of the Indenture, the Trust cannot acquire new natural gas and oil assets, and, as a result, Royalty Income is dependent on the natural gas and oil volumes attributable to the Subject Interests. Although Hilcorp and other operators of the Subject Interests may conduct drilling operations or well recompletions in the near term, the Subject Interests are depleting assets; Hilcorp has informed the Trust that it is unable to estimate the productive life of the Subject Interests. The reduction in proved reserve quantities is a common measure of depletion. Hilcorp’s (or a future operator’s) capital investments in the Subject Interests will affect the quantity of proved reserves and can offset any reduction in proved reserves. Lower commodity prices may also cause Hilcorp to reduce drilling operations, workover, and/or recompletions, thus reducing the volume of natural gas and oil produced from the Subject Interests. Hilcorp did not conduct any new drill projects within the Subject Interests in 2023; however, it did conduct 20 recompletes and workovers in 2023. In 2024, Hilcorp reported two new horizontal drilling projects, recompletions, workovers, and facilities projects related to natural gas compression and other facility projects. In 2025, Hilcorp reported completion of the two 2025 horizontal drilling projects, vertical drilling projects, recompletions, workovers, and facilities projects related to natural gas compression and other facility projects.

On February 19, 2026, the Trust announced that Hilcorp had provided the Trust with its 2026 capital project plan for the Subject Interests (the “2026 Plan”), and Hilcorp has estimated its 2026 capital expenditures for the Subject Interests to be approximately $14.0 million.

Hilcorp informed the Trust that its 2026 Plan for the Subject Interests includes 32 projects. Approximately $11.5 million of the $14.0 million budget in the 2026 Plan will be allocated to nine new vertical drill projects to be completed in the Mesaverde, Mancos, and Dakota formations and six new horizontal drill projects in the Mancos formation. Hilcorp also informed the Trust that costs associated with the six new horizontal drill projects include drilling costs only. Completion costs for the horizontal wells, are expected to be included in Hilcorp's 2027 capital plan for the Subject Interests, which is expected to be provided to the Trust sometime in the first quarter of 2027. Approximately $2.0 million of the $14.0 million budget included in the 2026 Plan will be allocated to 17 projects for recompletions and workovers in the Fruitland Coal and Pictured Cliffs formations, and approximately $0.5 million of the $14.0 million budget will be allocated to facilities projects related to natural gas compression and other facilities projects. Hilcorp further informed the Trust that its 2026 Plan is subject to revision if Hilcorp revises its assumptions underlying the 2026 Plan, and that actual capital costs may vary from these estimates.

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

The Trustee is authorized to determine in its discretion the amount of cash reserves needed to pay liabilities and contingencies of the Trust. Total cash reserves were $23 thousand and $0.8 million as of December 31, 2025, and December 31, 2024. The Trustee plans to increase the established amount of cash reserves to $2.0 million.

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

Results of Operations

Royalty Income consists of 75% of the monthly Net proceeds attributable to the Royalty. Royalty Income for the two years ended December 31, 2025, was determined as shown in the following table:

	For the year ended December 31,
	2025	2024
Gross Proceeds from the Subject Interests:
Natural Gas	$71,760,694	$46,502,870
Oil	1,815,690	2,210,278
Other (1)		182,978
Total	73,576,384	48,896,125

Production Costs:
Severance tax – natural gas	6,401,184	5,874,260
Severance tax – oil	189,335	237,485
Lease operating expense and property tax	33,398,163	30,830,580
Capital expenditures	20,813,478	23,940,510
Other(2)	(35,247)
Total Production Costs	60,766,913	60,882,835
Royalty profits (losses)	12,809,471	(11,986,710)
Cumulative Excess Production Costs (3)	(12,809,471)	21,248,008
Net profits	—	9,261,298
Net overriding royalty interest	75%	75%
Royalty Income	$—	$6,945,974

(1)
Revenue related to compliance audit exceptions and associated interest.
(2)
Revenue comprised of ($26,812) in one time expense credits and ($8,435) of applicable interest related to the 2021 audit settlement.
(3)
Net proceeds of $12,809,471 for the twelve months ended December 31, 2025, 75% of which would otherwise be payable to the Trust as Royalty Income, were applied to the balance of Excess Production Costs. The balance of cumulative Excess production Costs, as of December 31, 2025, was approximately $8,438,536 gross ($6,328,902 net to the Trust). The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any Excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs.

Gross Proceeds from Subject Interests. Gross Proceeds increased $24.7 million, or 50.5%, to $73.6 million for the year ended December 31, 2025, as compared to $48.9 million for the year ended December 31, 2024. The increase was due primarily to production from the two new horizontal wells in the Mancos formation.

Capital Expenditures. The capital expenditures reported by Hilcorp for 2025 included amounts attributable to the capital budgets for prior years because capital expenditures are deducted in calculating Net Proceeds in the month they accrue, and projects within a given year’s budget often extend into subsequent years. Hilcorp’s capital expenditures incurred in November and December 2024 are included in amounts reported for 2025 as capital expenditures are deducted in calculating Net Proceeds in the month they accrue, and projects within Hilcorp’s 2024 capital budget extended into early 2025. Further, with respect to any wells operated by third parties other than Hilcorp, Hilcorp’s share, if any, of capital expenditures for the year ended December 31, 2025, may not be paid until 2026 or later. For a summary of Hilcorp’s planned 2026 capital expenditures, see Liquidity and Capital Resources.

Capital expenditures decreased approximately $3.1 million to $20.8 million for the year ended December 31, 2025, as compared to $23.9 million for the year ended December 31, 2024. Hilcorp allocated its 2025 capital spending primarily towards completion of the two horizontal wells that were part of Hilcorp's 2024 capital budget, seven new vertical drill projects, 23 projects for recompletions and workovers, and facilities projects related to natural gas compression and other facilities projects.

Severance Taxes. Aggregate severance taxes increased $0.5 million to $6.6 million for the year ended December 31, 2025, as compared to $6.1 million for the year ended December 31, 2024. The increase was primarily attributable to higher revenue in 2025.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $2.6 million, or 8.3%, to $33.4 million for the year ended December 31, 2025, as compared to $30.8 million for the year ended December 31, 2024. Monthly lease operating expenses of the Subject Interests, including property taxes, in 2025 averaged approximately $2.8 million, compared to $2.6 million in 2024. The increase is primarily due to repairs, maintenance, recompletes, and workovers.

Excess Production Costs. For the year ended December 31, 2025, net proceeds of $12,809,471, 75% of which amount would otherwise have been payable to the Trust as Royalty Income, were applied to the balance of Excess Production Costs accrued as a result of Hilcorp's drilling of two new horizontal wells in 2024. The balance of cumulative Excess Production Costs, as of December 31, 2025, was approximately $8,438,536 gross ($6,328,902 net to the Trust). The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any Excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. For the year ended December 31, 2024, Production Costs exceeded Gross Proceeds by $21,248,008 ($15,936,006 net to the Trust) such that the cumulative balance of Excess Production Costs as of December 31, 2024 was $21,248,008 ($15,936,006 net to the Trust).

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

The Line of Credit is intended to cover the Trust’s administrative expenses until the Trust receives Royalty Income in amounts sufficient to (a) repay the balance of Excess Production Costs, (b) replenish a reserve in the amount of $2,000,000, and (c) repay the Note in full, after which time, the Trust will resume distributions to the holders of the Trust’s Units of beneficial interest. The Trust utilized $29,932 in May 2025 to cover fees associated with obtaining the Line of Credit and $132,851 in June 2025 to help cover Trust administrative costs. Funds from the Line of Credit in the amount of $225,025 were utilized July through December 2025 to pay Trust administrative expenses, net of interest earned on Trust cash accounts such that as of December 31, 2025, the outstanding balance on the Line of Credit was $387,808.

Distributable Income

	For the year ended December 31,
	2025	2024
Royalty Income	$—	$6,945,974
Interest Income	11,887	86,280
Total Income	11,887	7,032,254
Expenditures – General and Administrative	(1,137,318)	(2,113,105)
Cash reserves (withheld) used for Trust expenses(1)	737,623	239,080
Distributable Income	$(387,808)	$5,158,229
Distributable Income per Unit (46,608,796 Units)	$(0.008320)	$0.110671

(1) This amount reflects net cash reserve activity in 2025. Total cash reserves available to pay administrative expenses were $760,919 as of December 31, 2025. Cash reserves of $1,015,906, along with interest income, were then utilized to pay the balance of Trust administrative expenses remaining (after applying interest income) each month from December 2024 through May 2025, when the Trust did not receive any Royalty Income. From May 2025 through December 2025, cash reserves were utilized to pay interest on the Line of Credit.

Distributable Income decreased $5.5 million to -$387.8 thousand (-$0.008320 per Unit) for the year ended December 31, 2025, as compared to $5.2 million ($0.110671 per Unit) for the year ended December 31, 2024. The decrease in Distributable Income from 2024 to 2025 was primarily attributable to significantly increased capital expenditures associated with the two horizontal wells drilled in 2024.

Interest Income. Interest Income in 2025 decreased as compared to 2024 due to less funds being available for investment.

General & Administrative Expenses. General and administrative expenses decreased $0.98 million to $1.14 million for the year ended December 31, 2025, as compared to $2.11 million for the year ended December 31, 2024. The decrease was primarily attributable to decreasing Trust expenses such as printing and publishing, differences in timing in the receipt and payment of certain expenses by the Trust, as well as expenses in the first half of 2024 associated with the transition to Argent Bank as Trustee of the Trust.

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

In each of the months from May 2024 through December 2025, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through June 2025, the Trust was able to use cash reserves to pay the Trust’s liabilities from May 2024 through May 2025. As of December 31, 2025, the balance of cash reserves was $23,298.

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

Funds from the Line of Credit were utilized to pay Trust administrative expenses, net of interest earned on Trust cash accounts, from June through December 2025. As of December 31, 2025, the outstanding balance on the Line of Credit was $387,808. Cash reserves were utilized to pay interest accrued on the Line of Credit for the months of July through December 2025, such that the balance of cash reserves maintained by the Trust is currently $23,298.

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

Cash Reserves. Total cash reserves were $23,298 as of December 31, 2025. The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. The Trustee previously maintained a cash reserve in the amount of $1,000,000. However, to cover Trust Expenses during any period of revenue shortfall, which has resulted and could continue to result from lower commodity prices or increased capital expenditures under Hilcorp's 2024 and 2025 project plans for the Subject Interests, the Trustee increased the cash reserves in 2024, such that total cash reserves were $1,800,000 as of April 30, 2024. In each of the months from May 2024 through December 2025, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Due to these circumstances, the Trust used cash reserves to pay the Trust’s liabilities that interest income did not cover from May 2024 through May 2025. From June through December 2025, cash reserves were used to pay interest on the Line of Credit (as defined below). As a result, cash reserves were $23,298 as of December 31, 2025. Prior to any distributions to Unitholders, the Trustee plans to replenish the cash reserves and continue to increase the cash reserves to $2,000,000.

2026 Capital Expenditure Budget

On February 19, 2026, the Trust announced that Hilcorp had provided the Trust with its 2026 capital project plan for the Subject Interests (the “2026 Plan”), and Hilcorp has estimated its 2026 capital expenditures for the Subject Interests to be approximately $14.0 million.

Hilcorp informed the Trust that its 2026 Plan for the Subject Interests includes 32 projects. Approximately $11.5 million of the $14.0 million budget in the 2026 Plan will be allocated to nine new vertical drill projects to be completed in the Mesaverde, Mancos, and Dakota formations and six new horizontal drill projects in the Mancos formation. Hilcorp also informed the Trust that costs associated with the six new horizontal drill projects include drilling costs only. Completion costs for the horizontal wells are expected to be included in Hilcorp’s 2027 capital plan for the Subject Interests, which is expected to be provided to the Trust sometime in the first quarter of 2027. Approximately $2.0 million of the $14.0 million budget included in the 2026 Plan will be allocated to 17 projects for recompletions and workovers in the Fruitland Coal and Pictured Cliffs formations, and approximately $0.5 million of the $14.0 million budget will be allocated to facilities projects related to natural gas compression and other facilities projects. Hilcorp further informed the Trust that its 2026 Plan is subject to revision if Hilcorp revises its assumptions underlying the 2026 Plan, and that actual capital costs may vary from these estimates.

Contractual Obligations

As of December 31, 2025, the Trust had no obligations or commitments to make future contractual payments other than the trustee fee payable to the Trustee. Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100.0 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were $119,029 and $120,108 for the years ended December 31, 2025 and 2024, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a description of critical accounting policies and estimates, see Item 8. Financial Statements and Supplementary Data, Note 3.

Results of the 4th Quarters of 2025 and 2024

For the three months ended December 31, 2025 and 2024, there was no Distributable Income. This is primarily attributable to costs associated to Hilcorp's 2024 project plan of developing two new horizontal wells.

Royalty Income of the Trust for the fourth quarter is based on actual gas and oil production during August through October of each year. Gas and oil sales for the quarters ended December 31, 2025 and 2024 were as follows:

	Three months ended December 31,
	2025	2024
Subject Interests
Gas — Mcf	6,787,814	5,671,899
Mcf per Day	73,781	61,651
Average Gross Proceeds Price (per Mcf)	$2.20	$1.71
Oil — Bbls	8,681	6,718
Bbls per Day	73	73
Average Gross Proceeds Price (per Bbl)	$52.68	$63.50
Attributable to the Royalty
Gas — Mcf	—	—
Oil — Bbls	—	—

The average price of gas increased in the fourth quarter of 2025 compared to the same period of 2024 by $0.49 per Mcf. The average price per barrel of oil during the fourth quarter of 2025 was $10.82 lower than the price during the fourth quarter of 2024.

Capital costs for the fourth quarter of 2025 totaled approximately $315 thousand as compared to approximately $11.5 million in the fourth quarter of 2024. The decreased capital costs in the fourth quarter of 2025 were primarily due to the lower costs associated with Hilcorp's 2025 development plan.

Monthly lease operating expenses for the fourth quarter of 2025 averaged $3.0 million per month compared to $7.5 million per month in the fourth quarter of 2024. Lease operating expenses were higher in the fourth quarter of 2025 than for the fourth quarter of 2024 due primarily to increased company labor costs, higher expenditures related to authorization for expediture projects, higher overhead, and increased compressor rental charges.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Argent Trust Company, Trustee

San Juan Basin Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of San Juan Basin Royalty Trust (“the Trust”) as of December 31, 2025 and 2024, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of San Juan Basin Royalty Trust as of December 31, 2025 and 2024, and its distributable income and changes in trust corpus for the years then ended, on the basis of accounting described in Note 3 to the financial statements.

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

WEAVER AND TIDWELL, L.L.P.

We have served as San Juan Basin Royalty Trust's auditor since 2001.

Austin, Texas

March 27, 2026

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Assets, Liabilities, and Trust Corpus

December 31, 2025 and 2024

		2025	2024
Assets
Cash and Short-Term Investments		$23,298	$760,920
Net Overriding Royalty Interests in Producing Oil and Gas Properties – Net	.	2,677,617	2,677,617
TOTAL		$2,700,915	$3,438,537

	2025	2024
Liabilities & Trust Corpus
Distribution Payable to Unit Holders	$—	$—
Cash Reserves	23,298	760,920
Line of Credit Utilization	387,808	—
Trust Corpus – 46,608,796 Units of Beneficial Interest Authorized and Outstanding	2,289,809	2,677,617
TOTAL	$2,700,915	$3,438,537

Statements of Distributable Income

December 31, 2025 and 2024

	2025	2024
Royalty Income	$—	$6,945,974
Interest Income	11,887	86,280
Total Income	11,887	7,032,254
Expenditures – General and Administrative	(1,137,318)	2,113,105
Cash reserves (withheld) used for Trust expenses	737,623	239,080
Distributable Income	$(387,808)	$5,158,229
Distributable Income per Unit (46,608,796 Units)	$(0.008320)	$0.110671

Statements of Changes in Trust Corpus

December 31, 2025 and 2024

	2025	2024
Trust Corpus, Beginning of Period	$2,677,617	$2,753,249
Amortization of Net Overriding Royalty Interest	—	(75,632)
Distributable Income	(387,808)	5,158,229
Distributions Declared	—	(5,158,229)
Trust Corpus, End of Period	$2,289,809	$2,677,617
Distributable Income per Unit (46,608,796 Units)	$—	$0.110671

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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of December 31, 2025 and 2024 was $130,597,911 for both years.

3.
Basis of Accounting

The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. GAAP:

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

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and recorded as a reduction of trust corpus. There was no impairment of the assets as of December 31, 2025 or 2024.

4.
Excess Production Costs

Excess Production Costs occur when Production Costs and capital expenditures exceed the Gross Proceeds for a certain period. Excess Production Costs accrued due to significant lease operating expenses and capital expenditures associated with Hilcorp's drilling of two new horizontal wells. For the twelve months ended December 31, 2025, net proceeds of $12,809,471, which amount would otherwise have been payable to the Trust as royalty income, were applied to the balance of the Excess Production Costs. The balance of cumulative Excess Production Costs, as of December 31, 2025, was approximately $8,438,536 gross ($6,328,902 net to the Trust). The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over the amount of Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any Excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. Hilcorp will not pay Royalty Income to the Trust, and no cash distributions will be made by the Trust until the balance of Excess Production Costs is extinguished, Trust liabilities are paid in full, and the Trust’s cash reserves are replenished.

	Underlying Properties	Net to the Trust
Cumulative Excess Production Costs remaining at 12/31/2024	$21,248,008	$15,936,006
Net Excess Production Costs (recovery) for the quarter ended 3/31/2025	$491,938	$368,954
Net Excess Production Costs (recovery) for the quarter ended 6/30/2025	$(6,972,006)	$(5,229,005)
Net Excess Production Costs (recovery) for the quarter ended 9/30/2025	$(1,174,206)	$(880,655)
Net Excess Production costs (recovery) for the quarter ended 12/31/2025	$(5,155,198)	$(3,866,398)
Total remaining to be recovered at 12/31/25	$8,438,536	$6,328,902

5.
Liquidity and Going Concern

In each of the months from May 2024 through December 2025, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through June 2025, the Trust was able to use cash reserves to pay the Trust’s liabilities from May 2024 through May 2025. As of December 31, 2025, the balance of cash reserves was $23,298.

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

Funds from the Line of Credit in the amount of $225,025 were utilized to pay Trust administrative expenses, net of interest earned on Trust cash accounts, from June through December 2025. As of December 31, 2025, the outstanding balance on the Line of Credit was $387,808. Cash reserves were utilized to pay interest accrued on the Line of Credit for the months of July through December 2025, such that the balance of cash reserves maintained by the Trust is currently $23,298.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. As of December 31, 2025, the Trust’s tax years 2021 and thereafter remain subject to examination.

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

For calendar year 2025, Hilcorp projected capital expenditures of approximately $9.0 million (the “2025 Plan”). Hilcorp informed the Trust that actual capital expenditures of $23.8 million were included in calculating the Trust’s Royalty Income in calendar year 2025. Hilcorp reports that approximately $12.7 million was spent on completing the two horizontal wells that were part of the 2024 plan in the Mancos formation, approximately $4.6 million was spent on nine new vertical wells, $2.4 million was spent on recompletions and workovers, and approximately $1.0 million was spent on facilities projects related to natural gas compression and other facility projects. The remainder of Hilcorp’s capital expenditures related to the 2024 Plan were included in the Trust’s Royalty calculations in January and February 2025 as the Trust recognizes production two months following the actual production. The Trust’s Royalty Income calculations for a given calendar year are based on the actual natural gas and oil production (and Hilcorp’s associated costs) during the period beginning with November of the preceding calendar year through October of the given calendar year.

Hilcorp informed the Trust that its 2026 Plan for the Subject Interests includes 32 projects. Approximately $11.5 million of the $14.0 million budget in the 2026 Plan will be allocated to nine new vertical drill projects to be completed in the Mesaverde, Mancos, and Dakota formations and six new horizontal drill projects in the Mancos formation. Hilcorp also informed the Trust that costs associated with the six new horizontal drill projects include drilling costs only. Completion costs for the horizontal wells, which are typically substantially higher than drilling costs, will be included in the 2027 plan, which should be announced sometime in the first quarter of 2027. Approximately $2.0 million of the $14.0 million budget included in the 2026 Plan will be allocated to 17 projects for recompletions and workovers in the Fruitland Coal and Pictured Cliffs formations, and approximately $0.5 million of the $14.0 million budget will be allocated to facilities projects related to natural gas compression and other facilities projects. Hilcorp further informed the Trust that its 2026 Plan is subject to revision if Hilcorp revises its assumptions underlying the 2026 Plan, and that actual capital costs may vary from these estimates.

10.
Settlements and Litigation

None.

11.
Supplemental Oil and Gas Reserve Information (Unaudited)

Proved Oil and Natural Gas Reserves

Proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods in which the cost of the required equipment is relatively minor compared with the cost of a new well. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors. In addition, the reserves estimates are presented in their entirety and do not take into account the accumulated Excess Production Costs of $8,438,536 gross ($6,328,902 net to the Trust) as of December 31, 2025, the balance of which will be recovered from any future Net Proceeds before Royalty Income until the balance of Excess Production Costs is extinguished in full.

The following table presents a reconciliation of proved reserve quantities attributable to the Royalty from December 31, 2022, to December 31, 2025:

	Crude Oil and Condensate (MBbls)	Natural Gas (MMcf)	Barrel of Oil Equivalent (BOE)
Reserves as of December 31, 2022	353	146,641	24,793
Revisions of previous estimates	(138)	(80,566)	(13,565)
Extensions, discoveries and other additions	0	9,428	1,571
Production	(29)	(8,881)	(1,509)
Reserves as of December 31, 2023	186	66,622	11,290
Revisions of previous estimates	(36)	(2,590)	(468)
Extensions, discoveries and other additions	0	423	71
Production	(18)	(2,360)	(411)
Reserves as of December 31, 2024	132	62,095	10,481
Revisions of previous estimates	15	3,058	525
Extensions, discoveries and other additions	1	22,090	3,683
Production	(18)	(1,955)	(344)
Reserves as of December 31, 2025	130	85,288	14,345

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

	December 31,
	2025	2024
	(in thousands)
Future cash inflows	$240,703	$151,456
Future costs	(26,713)	(19,581)
Future net cash flows	$213,990	$131,875
Discount of future net cash flows at 10%	(106,972)	(54,984)
Standardized measure of discounted future net cash flows	$107,018	$76,890

Estimates of proved oil and natural gas reserves are by their nature imprecise. Estimates of future net revenue attributable to proved reserves are sensitive to the unpredictable prices of oil and natural gas and other variables. Accordingly, under the allocation method used to derive the Trust’s quantity of proved reserves, changes in prices will result in changes in quantities of proved oil and natural gas reserves and estimated future net revenues. The reserves estimates are presented in their entirety and do not take into account the accumulated Excess Production Costs of $8,438,536 gross ($6,328,902 net to the Trust) as of December 31, 2025, the balance of which will be recovered from Net Proceeds before Royalty Income until the balance of Excess Production Costs is extinguished in full.

The 2025 and 2024 changes in the standardized measure of discounted future net cash flows related to future Royalty Income from proved reserves are as follows:

	2025	2024
	(in thousands)
Balance, January 1	$76,890	$80,556
Revisions of prior-year estimates, change in prices and other	8,285	(4,959)
Extensions, discoveries and other additions	14,154	183
Accretion of discount	7,689	8,056
Royalty Income	—	(6,946)
Balance, December 31	$107,018	$76,890

Reserve quantities and revenues shown in the tables above for the Royalty were estimated from projections of reserves and revenues attributable to the combined Hilcorp and Trust interests. Reserve quantities attributable to the Royalty were derived from estimates by allocating to the Royalty a portion of the total net reserve quantities of the interests, based upon gross revenue less production taxes. Because the reserve quantities attributable to the Royalty are estimated using an allocation of the reserves, any changes in prices or costs will result in changes in the estimated reserve quantities allocated to the Royalty. Therefore, the reserve quantities estimated will vary if different future price and cost assumptions occur. The future net cash flows were determined without regard to future federal income tax credits, if any, available to production from Coal Seam Wells. Reserve quantity estimates do not take into account the Excess Production Costs of $8,438,536 gross ($6,328,902 net to the Trust) as of December 31, 2025, the balance of which will continue to be recovered from Net Proceeds before Royalty Income until the balance of Excess Production Costs is extinguished in full.

For 2025, $2.763 per Mcf of natural gas and $55.640 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $3.387 per MMBtu of Henry Hub natural gas and $65.34 per Bbl of West Texas Intermediate oil. The increase in reserve quantities for 2025 is due higher natural gas prices and plans for additional horizontal drilling in the Mancos formation.

For 2024, $2.32 per Mcf of natural gas and $66.35 per Bbl of oil were used in determining future net revenue. These prices were based on a 12-month unweighted average of the first-day-of-the-month pricing of $2.13 per MMBtu of Henry Hub natural gas and $75.48 per Bbl of West Texas Intermediate oil.

12.
Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2025 and 2024 (in thousands, except per unit amounts):

2024	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	5,091	4,093	0.087806
Second Quarter	1,855	1,066	0.022864
Third Quarter	—	—	—
Fourth Quarter	—	—	—
Total	$6,946	$5,159	$0.110671

2025	Royalty Income	Distributable Income	Distributable Income Per Unit
First Quarter	$—	$—	$—
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—
Total	$—	$—	$—

13.
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

Geo-Political Uncertainties. Prices for goods and services have risen during 2025, and inflationary pressures have accelerated during 2025, as regional and global commodity prices have risen in response to the conflicts in Eastern Europe and the Middle East. Hilcorp informed the Trust that it does not have any specific comments regarding these conflicts.

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

14.
Subsequent Events

Since January 1, 2026, the Trust has announced the following monthly cash distributions to the holders of its Units:

•
On January 20, 2026, the Trust announced no cash distribution.
•
On February 17, 2026, the Trust announced no cash distribution.
•
On March 20, 2026, the Trust announced no cash distribution.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of December 31, 2025, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the quarter ended December 31, 2025, there were no changes to the Trust’s internal controls over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

As of December 31, 2025, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2025, based on those criteria.

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

Under the Indenture, the Trustee is entitled to an administrative fee for its administrative services and the preparation of quarterly and annual statements, computed as (i) 1/20 of 1% of the first $100.0 million of the annual gross revenue of the Trust, and 1/30 of 1% of the annual gross revenue of the Trust in excess of $100 million and (ii) the Trustee’s standard hourly rates for time in excess of 300 hours annually. The minimum administrative fee due under items (i) and (ii) is $36,000 per year. Administrative fees paid to the Trustee were $119,029 and $164,932 for the years ended December 31, 2025 and 2024, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The Trust has no directors, executive officers, or employees. Accordingly, the Trust does not maintain any equity compensation plans and there are no Units reserved for issuance under any such plans.

Security Ownership of Certain Beneficial Owners

None.

Security Ownership of Trustee

Argent Trust Company, the Trustee, held as of March 23, 2026, an aggregate of 134,885 Units in various fiduciary capacities, and it had shared voting power with respect to 8,100 of such units and shared investment power with respect to 600 of such Units.

Changes in Control

The Trustee knows of no arrangement, including any pledge by any person of Units of the Trust, the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust has no directors or executive officers; therefore, no determination has been made relative to director independence. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 2025, and Item 12 for information concerning Units owned by the Trustee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Weaver and Tidwell, L.L.P., the Trust’s principal accountants, for the audit of the Trust’s annual financial statements for the fiscal years ended December 31, 2025 and 2024 and fees billed for other services rendered to the Trust by Weaver and Tidwell, L.L.P. during those periods.

	2025	2024
Audit Fees	$89,250	$123,810
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$89,250	$123,810

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

Date: March 27, 2026

(The Trust has no directors or executive officers)