Form 10-Q
period 2026-03-31
SAN JUAN BASIN ROYALTY TRUST
filed 2026-05-14
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of Units of beneficial interest outstanding at May 14, 2026: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$14,380	$23,298
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,597,911 and $130,597,911 at March 31, 2026 and December 31, 2025, respectively)	2,677,617	2,677,617
	$2,691,997	$2,700,915
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$—	$—
Cash reserves	14,380	23,298
Line of Credit Utilization	750,514	387,808
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	1,927,103	2,289,809
	$2,691,997	$2,700,915

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Royalty income	$—	$—
Interest income	201	8,238
Total income	201	8,238
General and administrative expenses	(371,825)	(510,636)
Change in cash reserves	8,918	502,398
Distributable income (Loss)	$(362,706)	$—
Distributable income per Unit (46,608,796 Units)	$(0.007782)	$—

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Trust corpus, beginning of period	$2,289,809	$2,677,617
Amortization of net overriding royalty interest	—	—
Distributable income (loss)	(362,706)	—
Distributions declared	—	—
Trust corpus, end of period	$1,927,103	$2,677,617
Distributions declared (per Unit)	$—	$—

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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of March 31, 2026, was $130,597,911.

3. Basis of Presentation

The preceding condensed statement of assets, liabilities, and trust corpus as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of the Trustee and based upon information provided to the Trust by Hilcorp, the present owner of Subject Interests originally owned by Southland in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at March 31, 2026, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2026 and 2025. The distributable income for such interim period is not necessarily indicative of the distributable income for the full year.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to the Trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of March 31, 2026 or 2025.

4. Liquidity and Going Concern

In each of the months from May 2024 through March 2026, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through June 2025, the Trust was able to use cash reserves to pay the Trust’s liabilities from May 2024 through May 2025. As of March 31, 2026, the balance of cash reserves was $14,380.

The Trust is permitted to borrow funds against the Royalty to cover the Trust’s operating expenses. On May 21, 2025, the Trust entered into a promissory note (the “Note”) to establish a line of credit (the “Line of Credit”) in the amount of $2,000,000 with Texas Bank, together with a mortgage to secure that Note. The Line of Credit bears interest at a rate of prime plus 1% per annum (8.5% at June 30, 2025) and matures on May 21, 2027. The Trust is required to make interest-only payments on the Note until May 21, 2027, at which time, the Trust will be required to also make monthly payments toward the principal. The Line of Credit is secured by substantially all of the assets of the Trust, including (a) all mineral interests owned by the Trust, (b) the oil, gas, and other minerals attributable to those mineral interests, (c) the personal property related to those mineral interests, and (d) the proceeds of the sale of the property described in (a) through (c), above. The agreement securing repayment of the Line of Credit contains customary covenants and events of default. The Line of Credit is intended to cover the Trust’s administrative expenses until the Trust receives Royalty Income in amounts sufficient to (a) repay the balance of Excess Production Costs, (b) replenish a reserve in the amount of at least $2,000,000, and (c) repay the Note in full, after which time, the Trust will resume distributions to the holders of the Trust’s Units of beneficial interest.

Funds from the Line of Credit were utilized to pay Trust administrative expenses, net of interest earned on Trust cash accounts, from June 2025 through March 2026. As of March 31, 2026, the outstanding balance on the Line of Credit was $750,514. Cash reserves were utilized to pay interest accrued on the Line of Credit for the months of July 2025 through March 2026, such that the balance of cash reserves maintained by the Trust as of March 31, 2026 was currently $14,380.

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

The Trustee is of the opinion that the material tax positions taken by the Trust, related to the Trust’s pass-through status and state tax positions, would more likely than not be sustained by examination. As of March 31, 2026, the Trust’s tax years 2022 and thereafter remain subject to examination.

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

Hilcorp transitioned to a new accounting system in 2021. During and immediately following the transition period, revenue and severance taxes on the distributions to the Trust were estimated. Then, in 2021 and 2022, various adjustments were made to reconcile actual revenue and severance taxes to the previously reported estimates. Hilcorp conducted a process review of the new accounting system that included review of production volume allocations for 2017 through 2020 and resulted in reallocations of affected volumes for many of the Trust properties. In February 2026, Hilcorp applied a negative prior period adjustment of ($3,472,228) gross (($2,604,171) net to the Trust) for the period from 2017 through 2020. The Trust’s joint interest auditors are reviewing the negative prior period adjustment, as previously certain underpayments were identified for this same period from 2017 through 2020 which culminated in a payment to the Trust in 2023 of $1,037,093.45.

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

7. Certain Contracts

As part of the transition from Burlington to Hilcorp, Hilcorp has assumed, or been assigned, all the natural gas purchase, gathering and processing contracts affecting the Subject Interests. Natural gas produced from the Subject Interests is processed at the following sites: Ignacio, Val Verde, San Juan Gas Complex, and Milagro, all located in the San Juan Basin. Hilcorp sells natural gas produced from the Subject Interests under various contracts. The Trust is not a party to any of the purchase, gathering or processing contracts, and thus the Trust has limited knowledge regarding the terms of the various contracts and lacks the ability to influence such terms. As part of the 1996 settlement of litigation filed by the Trustee in 1992 against Burlington and Southland, the Trustee and Burlington established a formal protocol pursuant to which compliance auditors, retained by the Trustee, have access to Burlington and its successors’ books and records, which protocol has been adopted by Hilcorp.

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

Hilcorp informed the Trust that its 2026 Plan for the Subject Interests includes 32 projects. Approximately $11.5 million of the $14.0 million budget in the 2026 Plan will be allocated to nine new vertical drill projects to be completed in the Mesaverde, Mancos, and Dakota formations and six new horizontal drill projects in the Mancos formation. Hilcorp also informed the Trust that costs associated with the six new horizontal drill projects include drilling costs only. Completion costs for the horizontal wells are expected to be included in Hilcorp’s 2027 capital plan for the Subject Interests, which is expected to be provided to the Trust sometime in the first quarter of 2027. Approximately $2.0 million of the $14.0 million budget of the 2026 Plan will be allocated to 17 projects for recompletions and workovers in the Fruitland Coal and Pictured Cliffs formations, and approximately $0.5 million of the $14.0 million budget will be allocated to facilities projects related to natural gas compression and other facilities projects. Hilcorp further informed the Trust that its 2026 Plan is subject to revision if Hilcorp revises its assumptions underlying the 2026 Plan, and that actual capital costs may vary from these estimates. Hilcorp advised the Trustee that there were two workover wells completed, no new wells completed, and three wells in progress during the three months ended March 31, 2026.

10. Excess Production Costs

Excess Production Costs occur when Production Costs and capital expenditures exceed the Gross Proceeds for a certain period. Excess Production Costs accrued due to significant lease operating expenses and capital expenditures associated with Hilcorp's drilling of two new horizontal wells. For the twelve months ended December 31, 2025, net proceeds of $12,809,471, which amount would otherwise have been payable to the Trust as royalty income, were applied to the balance of the Excess Production Costs. The balance of cumulative Excess Production Costs, as of December 31, 2025, was approximately $8,438,536 gross ($6,328,902 net to the Trust). As of March 31, 2026, the balance of cumulative Excess Production Costs was $6,186,819 ($4,640,115 net to the Trust). Hilcorp will not pay Royalty Income to the Trust, and no cash distributions will be made by the Trust until the balance of Excess Production Costs is extinguished, Trust liabilities are paid in full, and the Trust’s cash reserves are replenished.

	Underlying Properties	Net to the Trust
Cumulative Excess Production Costs remaining at 12/31/2025	$8,438,536	$6,328,902
Net Excess Production Costs (recovery) for the quarter ended 3/31/2026	$2,251,717	$1,688,787
Total remaining to be recovered at 3/31/2026	$6,186,819	$4,640,115

11. Settlements and Litigation

None.

12. Trustee Fees

Trustee fees for the period ending March 31, 2026 were $31,013. For the period ended March 31, 2025, Trustee fees were $49,638.

13. Subsequent Events

On April 20, 2026 the Trust announced that it would not declare a monthly cash distribution to the holders of its Units of beneficial interest (the “Unit Holders”) due to Excess Production Costs accrued during prior periods for the Trust’s Royalty interest burdening the Subject Interests, as well as continued low natural gas pricing.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations. Overview

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Trust’s audited financial statements and the accompanying notes included in the Trust’s 2025 Annual Report.

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

Hilcorp transitioned to a new accounting system in 2021. During and immediately following the transition period, revenue and severance taxes on the distributions to the Trust were estimated. Then, in 2021 and 2022, various adjustments were made to reconcile actual revenue and severance taxes to the previously reported estimates. Hilcorp conducted a process review of the new accounting system that included review of production volume allocations for 2017 through 2020 and resulted in reallocations of affected volumes for many of the Trust properties. In February 2026, Hilcorp applied a negative prior period adjustment of ($3,472,228) gross (($2,604,171) net to the Trust) for the period from 2017 through 2020. The Trust’s joint interest auditors are reviewing the negative prior period adjustment, as previously certain underpayments were identified for this same period from 2017 through 2020 which culminated in a payment to the Trust in 2023 of $1,037,093.45.

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

Hilcorp informed the Trust that its 2026 Plan for the Subject Interests includes 32 projects. Approximately $11.5 million of the $14.0 million budget in the 2026 Plan will be allocated to nine new vertical drill projects to be completed in the Mesaverde, Mancos, and Dakota formations and six new horizontal drill projects in the Mancos formation. Hilcorp also informed the Trust that costs associated with the six new horizontal drill projects include drilling costs only. Completion costs for the horizontal wells are expected to be included in Hilcorp’s 2027 capital plan for the Subject Interests, which is expected to be provided to the Trust sometime in the first quarter of 2027. Approximately $2.0 million of the $14.0 million budget of the 2026 Plan will be allocated to 17 projects for recompletions and workovers in the Fruitland Coal and Pictured Cliffs formations, and approximately $0.5 million of the $14.0 million budget will be allocated to facilities projects related to natural gas compression and other facilities projects. Hilcorp further informed the Trust that its 2026 Plan is subject to revision if Hilcorp revises its assumptions underlying the 2026 Plan, and that actual capital costs may vary from these estimates. As of March 31, 2026, Hilcorp has spent $0.76 million of the $9.0 million budgeted under the 2026 Plan.

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

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have impacted and continue to impact Net Proceeds. Hilcorp’s capital expenditures decreased approximately $13,288,790, from $14,047,360 for the three months ended March 31, 2025 to $758,570 for the three months ended March 31, 2026. The decrease in capital costs for the period was primarily attributable to a lower capital project spending budget for Hilcorp's 2025 plan.

Excess Production Costs. Excess Production Costs (“Excess Production Costs”) occur when Production Costs (including capital expenditures and lease operating expenses) exceed the Gross Proceeds for a certain period. In 2024, Excess Production Costs accrued due to significant lease operating expenses and capital expenditures associated with Hilcorp San Juan L.P. (“Hilcorp”) drilling of two new horizonal wells. As of December 31, 2025, the balance of Excess Production Costs was $8,438,536 gross ($6,328,902 net to the Trust). As of March 31, 2025, the balance of Excess Production Costs was $6,186,819 ($4,640,115 net to the Trust). Hilcorp will not pay Royalty Income to the Trust, and no cash distributions will be made by the Trust until the balance of Excess Production Costs is extinguished. Further, no cash distribution will be made by the Trust until all Trust liabilities are paid in full, and the Trust’s cash reserves are replenished.

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

Results of Operations – for the Three Months Ended March 31, 2025 and 2024

Royalty Income. Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three months ended March 31, 2026, and 2025 was determined as shown in the following table:

	For the Three Months Ended March 31,
.	2026	2025
Gross proceeds from the Subject Interests:
Natural gas	$18,091,551	$23,206,718
Oil	481,603	513,695
Other(1)	(3,472,228)	—
Total	15,100,926	23,720,413
Production Costs:
Severance tax – gas	1,812,644	2,149,355
Severance tax – oil	55,647	57,218
Lease operating expense and property tax	10,222,348	7,958,418
Capital expenditures	758,570	14,047,360
Total Production Costs	12,849,209	24,212,351
Royalty profits (losses)	2,251,717	(491,938)
Cumulative Excess Production Costs (2)	(2,251,717)	491,938
Net profits	—	—
Net overriding royalty interest	75%	75%
Royalty Income	$—	$—

(1)
Other revenue consists of a ($3,472,228) gross (($2,604,171) net to the Trust) prior period adjustment from the 2017 through 2020 joint venture audit. The Trust’s joint interest auditors are reviewing that negative prior period adjustment.
(2)
For the three months ended March 31, 2026, net proceeds of $2,251,717, which amount would otherwise have been payable to the Trust as royalty income, were applied to the balance of the Excess Production Costs. The Conveyance provides that Excess Production Costs must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. The balance of Excess Production Costs as of March 31, 2025 was $6,186,819 ($4,640,115 net to the Trust).

There was no Royalty Income distributed to the Trust for the three months ended March 31, 2026 and 2025, due primarily to substantially higher capital project spending associated with Hilcorp's drilling of two new horizontal wells in 2024. Additionally, Royalty Income was affected by continued low natural gas prices and an increase in lease operating expenses. The average natural gas price decreased from $2.99 per Mcf for the three months ended March 31, 2025, to $2.85 per Mcf for the three months ended March 31, 2026. Production of natural gas from the Subject Interests decreased from 7,620,893 Mcf for the three months ended March 31, 2025, to 6,351,787 Mcf for the three months ended March 31, 2026.

Gross Proceeds from Subject Interests. Total Gross Proceeds decreased approximately $8.6 million, or 36.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decreases were primarily due to a leveling of production volumes from the two new horizontal wells Hilcorp drilled in 2024 and a prior period adjustment of $3.5 million.

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have impacted and continue to impact Net Proceeds. Hilcorp’s capital expenditures decreased approximately $13,288,790, from $14,047,360 for the three months ended March 31, 2025 to

$758,570 for the three months ended March 31, 2026. The decrease in capital costs for the period was primarily attributable to a lower capital project spending budget for Hilcorp's 2025 plan.

On February 19, 2026, the Trust announced that Hilcorp had provided the Trust with its 2026 capital project plan for the Subject Interests (the “2026 Plan”), and Hilcorp has estimated its 2026 capital expenditures for the Subject Interests to be approximately $14.0 million.

Hilcorp informed the Trust that its 2026 Plan for the Subject Interests includes 32 projects. Approximately $11.5 million of the $14.0 million budget in the 2026 Plan will be allocated to nine new vertical drill projects to be completed in the Mesaverde, Mancos, and Dakota formations and six new horizontal drill projects in the Mancos formation. Hilcorp also informed the Trust that costs associated with the six new horizontal drill projects include drilling costs only. Completion costs for the horizontal wells are expected to be included in Hilcorp’s 2027 capital plan for the Subject Interests, which is expected to be provided to the Trust sometime in the first quarter of 2027. Approximately $2.0 million of the $14.0 million budget of the 2026 Plan will be allocated to 17 projects for recompletions and workovers in the Fruitland Coal and Pictured Cliffs formations, and approximately $0.5 million of the $14.0 million budget will be allocated to facilities projects related to natural gas compression and other facilities projects. Hilcorp further informed the Trust that its 2026 Plan is subject to revision if Hilcorp revises its assumptions underlying the 2026 Plan, and that actual capital costs may vary from these estimates. As of March 31, 2026, Hilcorp has spent $0.76 million of the $9.0 million budgeted under the 2026 Plan.

Severance Taxes. Aggregate severance taxes decreased approximately $0.3 million, or 15%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to the decrease in the price of gas. Severance taxes represented approximately 12% of Gross Proceeds for the three months ended March 31, 2026 compared to approximately 9% for the same period of 2025.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $2.26 million or 28.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Excess Production Costs. For the three months ended March 31, 2026, net proceeds of $2,251,717, which amount would otherwise have been payable to the Trust as royalty income, were applied to the balance of the Excess Production Costs. The Conveyance provides that Excess Production Costs must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. As such, the cumulative balance of Excess Production Costs as of March 31, 2026, is to be recovered in future periods when the Gross Proceeds exceed Production Costs for such period. The balance of Excess Production Costs as of March 31, 2025 was $6,186,819 ($4,640,115 net to the Trust).

Distributable Income. Distributable Income for the three months ended March 31, 2026, and 2025 was determined as shown in the following table:

	Three Months Ended March 31,
	2026	2025
Royalty income	$—	$—
Interest income	201	8,238
Total income	201	8,238
General and administrative expenses	(371,825)	(510,636)
Cash reserves (withheld) used for Trust expenses	8,918	502,398
Distributable Income (Loss)	$(362,706)	$—
Distributable Income per Unit (46,608,796 Units)	$(0.007782)	$—

Distributable Income decreased $0.36 million to ($362,706) for the three months ended March 31, 2026. The decrease in Distributable Income was primarily attributable to Hilcorp’s application of a negative prior period adjustment of ($3,472,228) gross (($2,604,171) net to the Trust) for the period from 2017 through 2020, as well as a sharp decline in natural gas prices, and the continued application of Net Proceeds to the cumulative balance of Excess Production Costs.

Interest Income. Interest income decreased for the three months ended March 31, 2026, as compared to the same periods in 2025 primarily due to the lack of Royalty Income and the reduction in cash reserves held by the Trustee.

General & Administrative Expenses. General and administrative expenses decreased by $138,812 (27%) for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to decreasing Trust expenses such as printing and publishing, and differences in timing of the receipt and payment of certain expenses by the Trust.

Cash Reserves. Total cash reserves were $14,380 as of March 31, 2026. The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. The Trustee had cash reserves of $1,800,000 as of April 30, 2024. Cash reserves of $1,541,479, along with interest income, were utilized to pay the balance of Trust administrative expenses remaining (after applying interest income) each month from May 2024 through March 2025, when the Trust did not receive any Royalty Income. From June 2025 through March 2026, cash reserves were used to pay interest on the Line of Credit. Prior to any distributions to Unit Holders, the Trustee plans to replenish the cash reserves and continue to increase the cash reserves to at least $2,000,000.

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

In each of the months from May 2024 through December 2025, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through June 2025, the Trust was able to use cash reserves to pay the Trust’s liabilities from May 2024 through May 2025. As of March 31, 2026, the balance of cash reserves held by the Trust to cover Trust liabilities was $14,380.

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

Funds from the Line of Credit were utilized to pay Trust administrative expenses, net of interest earned on Trust cash accounts, from June 2025 through March 2026. As of March 31, 2026, the outstanding balance on the Line of Credit was $750,514. Cash reserves were utilized to pay interest accrued on the Line of Credit for the months of July 2025 through March 2026, such that the balance of cash reserves maintained by the Trust is currently $14,380.

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

Royalty Income for the three months ended March 31, 2026, is associated with natural gas and oil production during the period from November 2025 through January 2026. Royalty Income for the three months ended March 31, 2025, is associated with natural gas and oil production from the Subject Interests during the period from November 2024 through January 2025.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended March 31, 2026, and 2025 were as follows:

	For the Three Months Ended March 31,
	2026			2025
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	BOE	Natural Gas (Mcf)	Oil and Condensate (Bbls)	BOE
Production
Subject Interests	6,351,787	9,706	1,068,337	7,620,893	8,348	1,278,497
Royalty	1,514,001	5,400	257,734	(1,627,218)	3,201	(268,002)
Average Price (per Mcf/Bbl)	$2.85	$49.62		$2.99	$61.97

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

Production Volumes

Natural Gas

Natural gas production volumes decreased for the Subject Interests by 1,269,106 Mcf (17%) and increased for the Royalty by 3,141,219 (193%), respectively for the three months ended March 31, 2026, as compared to the same period in 2025. Royalty volume is calculated using a formula determined by revenue less expenses. Excess production costs contributed to negative volumes for gas for the Royalty in 2025. The decrease in production volume for the Subject Interests is attributed to the leveling of production from the two new horizontal wells that Hilcorp drilled in 2024. Natural gas production is also influenced by the line pressure of the natural gas gathering systems in the San Juan Basin.

Oil

Oil production volumes increased for the Subject Interests and Royalty by 1,358 Bbls (16.3%) and 2,199 Bbls (68.7%), respectively for the three months ended March 31, 2026, as compared to the same period in 2025. These changes generally resulted from changes in demand and market conditions.

Sales Prices

Natural Gas

The average realized natural gas price per Mcf decreased for the three months ended March 31, 2026, as compared to the same periods in 2025. This decrease was primarily due to a decrease in the El Paso Natural Gas Company, San Juan Basin Index pricing.

Oil

The average realized oil price per Bbl decreased for the three months ended March 31, 2026 as compared to the same periods in 2025. This increase was primarily due to an decrease in the WTI benchmark oil price.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended March 31, 2026.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates that impact the Trust’s financial statements, see Part I, Item 1. Unaudited Financial Statements, Note 3 Basis of Presentation in this Quarterly Report and Part II, Item 8. Financial Statements and Supplemental Data contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

For information on the Trust’s exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of March 31, 2026, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended March 31, 2026, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
Director of Royalty Trust Services

Date: May 14, 2026

(The Trust has no directors or executive officers.)