Form 10-Q
period 2026-06-30
SAN JUAN BASIN ROYALTY TRUST
filed 2026-08-13
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of Units of beneficial interest outstanding at August 13, 2026: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$4,019	$23,298
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,597,911 and $130,597,911 at June 30, 2026 and December 31, 2025, respectively)	2,677,617	2,677,617
	$2,681,636	$2,700,915
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$—	$—
Cash reserves	4,019	23,298
Line of credit utilization	944,471	387,808
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	1,733,146	2,289,809
	$2,681,636	$2,700,915

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Royalty income	$—	$—	$—	$—
Interest income	184	2,985	385	11,223
Total income	184	2,985	385	11,223
General and administrative expenses	(198,556)	(391,330)	(570,380)	(901,966)
Change in cash reserves	4,415	225,562	13,332	727,960
Distributable income (Loss)	$(193,957)	$(162,783)	$(556,663)	$(162,783)
Distributable income (Loss) per Unit (46,608,796 Units)	$(0.004161)	$(0.003493)	$(0.011943)	$(0.003493)

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Trust corpus, beginning of period	$1,927,103	$2,677,617	$2,289,809	$2,677,617
Amortization of net overriding royalty interest	—	—	—	—
Distributable income (Loss)	(193,957)	(162,783)	$(556,663)	(162,783)
Distributions declared	—	—	—	—
Trust corpus, end of period	$1,733,146	$2,514,834	$1,733,146	$2,514,834
Distributions declared (per Unit)	$—	$—	$—	$—

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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of June 30, 2026 and December 31, 2025, was $130,597,911.

3. Basis of Presentation

The preceding condensed statement of assets, liabilities, and trust corpus as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of the Trustee and based upon information provided to the Trust by Hilcorp, the present owner of Subject Interests originally owned by Southland in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at June 30, 2026, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2026 and 2025. The distributable income for such interim period is not necessarily indicative of the distributable income for the full year.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to the Trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of June 30, 2026, or December 31, 2025.

4. Liquidity and Going Concern

In each of the months from May 2024 through June 2026, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through June 2026, the Trust was able to use cash reserves to pay the Trust’s liabilities from May 2024 through May 2025. As of June 30, 2026, the balance of cash reserves was $4,019.

The Trust is permitted to borrow funds against the Royalty to cover the Trust’s operating expenses. On May 21, 2025, the Trust entered into a promissory note (the “Note”) to establish a line of credit (the “Line of Credit”) in the amount of $2,000,000 with Texas Bank, together with a mortgage to secure that Note. The Line of Credit bears interest at a rate of prime plus 1% per annum (6.75% at June 30, 2026) and matures on May 21, 2027. The Trust is required to make interest-only payments on the Note until May 21, 2027, at which time, the Trust will be required to also make monthly payments toward the principal. The Line of Credit is secured by substantially all of the assets of the Trust, including (a) all mineral interests owned by the Trust, (b) the oil, gas, and other minerals attributable to those mineral interests, (c) the personal property related to those mineral interests, and (d) the proceeds of the sale of the property described in (a) through (c), above. The agreement securing repayment of the Line of Credit contains customary covenants and events of default. The Line of Credit is intended to cover the Trust’s administrative expenses until the Trust receives Royalty Income in amounts sufficient to (a) repay the balance of Excess Production Costs, (b) replenish a reserve in the amount of at least $2,000,000, and (c) repay the Note in full, after which time, the Trust will resume distributions to the holders of the Trust’s Units of beneficial interest.

Funds from the Line of Credit were utilized to pay Trust administrative expenses, net of interest earned on Trust cash accounts, from June 2025 through June 2026. As of June 30, 2026, the outstanding balance on the Line of Credit was $944,471. Cash reserves were utilized to pay interest accrued on the Line of Credit for the months of July 2025 through May 2026.

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

The Trustee is of the opinion that the material tax positions taken by the Trust, related to the Trust’s pass-through status and state tax positions, would more likely than not be sustained by examination. As of June 30, 2026, the Trust’s tax years 2022 and thereafter remain subject to examination.

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

Hilcorp reported to the Trust that five of the nine vertical wells previously included in Hilcorp’s 2026 development plan for the Subject Interests have been removed from Hilcorp’s current plan due to changes in Hilcorp’s drilling schedule, representing approximately $450,000 of total capital expenditures from the initial budget in the 2026 Plan. Hilcorp further advised that, of the remaining four vertical wells, one is in progress, two have been completed, and one is awaiting third-party connection and flow.

10. Excess Production Costs

Excess Production Costs occur when Production Costs and capital expenditures exceed the Gross Proceeds for a certain period. Excess Production Costs accrued due to significant lease operating expenses and capital expenditures associated with Hilcorp's drilling of two new horizontal wells. From January 1, 2025 through March 31, 2026, net proceeds of $15,061,188, which amount would otherwise have been payable to the Trust as royalty income, were applied to the balance of the Excess Production Costs. The balance of cumulative Excess Production Costs, as of March 31, 2026, was approximately $6,186,819 ($4,640,115 net to the Trust). As of June 30, 2026, the balance of cumulative Excess Production Costs was $9,258,749 ($6,944,062 net to the Trust). Hilcorp will not pay Royalty Income to the Trust, and no cash distributions will be made by the Trust until the balance of Excess Production Costs is extinguished, Trust liabilities are paid in full, and the Trust’s cash reserves are replenished.

	Underlying Properties	Net to the Trust
Cumulative Excess Production Costs remaining at 12/31/2025	$8,438,536	$6,328,902
Net Excess Production Costs (recovery) for the quarter ended 3/31/2026	$(2,251,717)	$(1,688,787)
Net Excess Production Costs for the quarter ended 6/30/2026	$3,071,930	$2,303,948
Total remaining to be recovered at 6/30/2026	$9,258,749	$6,944,062

11. Settlements and Litigation

None.

12. Trustee Fees

Trustee fees for the three-month period ending June 30, 2026 were $26,533. For the six-month period ended June 30, 2026, Trustee fees were $57,545.

13. Subsequent Events

On July 21, 2026 the Trust announced that it would not declare a monthly cash distribution to the holders of its Units of beneficial interest (the “Unit Holders”) due to Excess Production Costs incurred during prior periods for the Trust's Royalty interest burdening the

Subject Interests, as well as continued low natural gas pricing. For the production month of May 2026, Hilcorp reported cumulative Excess Production Costs of approximately $9,637,754 gross ($7,228,316 net to the Trust), an increase of $379,005 gross ($284,254 net to the Trust) from the Trust’s Quarterly Report on Form 10-Q for the first quarter of 2026.

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

Hilcorp informed the Trust that its 2026 Plan for the Subject Interests includes 32 projects. Approximately $11.5 million of the $14.0 million budget in the 2026 Plan was initially allocated to nine new vertical drill projects to be completed in the Mesaverde, Mancos, and Dakota formations and six new horizontal drill projects in the Mancos formation. Hilcorp also informed the Trust that costs associated with the six new horizontal drill projects include drilling costs only. Completion costs for the horizontal wells are expected to be included in Hilcorp’s 2027 capital plan for the Subject Interests, which is expected to be provided to the Trust sometime in the first quarter of 2027. Approximately $2.0 million of the $14.0 million budget of the 2026 Plan will be allocated to 17 projects for recompletions and workovers in the Fruitland Coal and Pictured Cliffs formations, and approximately $0.5 million of the $14.0 million budget will be allocated to facilities projects related to natural gas compression and other facilities projects. Hilcorp further informed the Trust that its 2026 Plan is subject to revision if Hilcorp revises its assumptions underlying the 2026 Plan, and that actual capital costs may vary from these estimates.

Hilcorp reported to the Trust that five of the nine vertical wells previously included in Hilcorp’s 2026 development plan for the Subject Interests have been removed from Hilcorp’s current plan due to changes in Hilcorp’s drilling schedule, representing approximately $450,000 of total capital expenditures from the initial budget in the 2026 Plan. Hilcorp further advised that, of the remaining four vertical wells, one is in progress, two have been completed, and one is awaiting third-party connection and flow. As of June 30, 2026, Hilcorp has spent $4.03 million of the $14.0 million budgeted under the 2026 Plan.

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

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have impacted and continue to impact Net Proceeds. Hilcorp’s capital expenditures were $3,274,424 and $4,032,994 for the three and six months ended June 30, 2026, respectively. This reflects an increase of $764,797 for the three months ended June 30, 2026 and a decrease of $12,523,993 for the six months ended June 30, 2026, when compared to the same periods in 2025. The decrease for the six months ended June 30, 2026 was due to the lower capital expense budget for 2026 and the completion of the two new horizontal wells under Hilcorp’s 2024 plan during the first quarter of 2025.

Excess Production Costs. Excess Production Costs occur when Production Costs and capital expenditures exceed the Gross Proceeds for a certain period. Excess Production Costs accrued due to significant lease operating expenses and capital expenditures associated with Hilcorp's drilling of two new horizontal wells. From January 1, 2025 through March 31, 2026, net proceeds of $15,061,188, which amount would otherwise have been payable to the Trust as royalty income, were applied to the balance of the Excess Production Costs. The balance of cumulative Excess Production Costs, as of March 31, 2026, was approximately $6,186,819 ($4,640,115 net to the Trust). As of June 30, 2026, the balance of cumulative Excess Production Costs was $9,258,749 ($6,944,062 net to the Trust), an increase of $3,071,930 ($2,303,948 net to the Trust). Hilcorp will not pay Royalty Income to the Trust, and no cash distributions will be made by the Trust until the balance of Excess Production Costs is extinguished, Trust liabilities are paid in full, and the Trust’s cash reserves are replenished.

Commodity Prices. The Trust’s income and monthly distributions from the Subject Interests are heavily influenced by the price of natural gas and oil. These prices may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas and oil based on market uncertainty or a variety of additional factors that are beyond the Trustee’s control.

Hilcorp has multiple purchase agreements that set forth the prices it will receive for the natural gas and oil produced from the Subject Interests. There is a differential in the prices reflected in the market indices and the prices received and reported because the prices received and reported vary by purchase agreement, and they are determined after deducting gathering, processing, and marketing costs for both gas and natural gas liquids. These purchase agreements and costs are subject to a comprehensive audit process by professional accountants and consultants.

Results of Operations – for the Three and Six Months Ended June 30, 2026 and 2025

Royalty Income. Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three and six months ended June 30, 2026, and 2025 was determined as shown in the following table:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
.	2026		2025	2026		2025
Gross proceeds from the Subject Interests:
Natural gas	$10,247,135		$18,993,331	$28,338,686		$42,200,049
Oil	820,073		419,670	1,301,676		933,365
Other(1)	—		—	(3,472,228)		—	(2)
Total	11,067,208		19,413,001	26,168,134		43,133,414
Production Costs:
Severance tax – gas	1,223,585		1,597,470	3,036,228		3,746,825
Severance tax – oil	87,330		35,831	142,978		93,049
Lease operating expense and property tax	9,553,799		8,333,314	19,776,148		16,291,732
Capital expenditures	3,274,424		2,509,627	4,032,994		16,556,987
Other	—	(1)	(35,247)	—	(1)	(35,247)

Total Production Costs	14,139,138		12,440,995	26,988,348		36,653,346
Royalty profits (losses)	(3,071,930)		6,972,006	(820,214)		6,480,068
Cumulative Excess Production Costs(2)	3,071,930		(6,972,006)	820,214		(6,480,068)
Net profits	—		—	—		—
Net overriding royalty interest	75%		75%	75%		75%
Royalty Income	$—		$—	$—		$—
(1)
Other revenue consists of a ($3,472,228) gross (($2,604,171) net to the Trust) prior period adjustment from the 2017 through 2020 joint venture audit. The Trust’s joint interest auditors are reviewing that negative prior period adjustment.
(2)
The balance of Excess Production Costs for the three months ended June 30, 2026 increased $3,071,930 and $820,214 for the three and six months ended June 30, 2026, respectively, bringing the balance to $9,258,749 ($6,944,062 net to the Trust) as of June 30, 2026. The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any Excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs.

There was no Royalty Income distributed to the Trust for the three months ended June 30, 2026 and 2025. The average natural gas price decreased from $2.68 per Mcf for the three months ended June 30, 2025, to $1.70 per Mcf for the three months ended June 30, 2026. The average natural gas price also decreased from $2.87 per Mcf for the six months ended June 30, 2025 to $2.29 per Mcf for the six months ended June 30, 2026. Production of natural gas from the Subject Interests decreased from 7,085,582 Mcf for the three months ended June 30, 2025, to 6,034,995 Mcf for the three months ended June 30, 2026. Production of natural gas from the Subject

Interests also decreased from 14,706,475 Mcf for the six months ended June 30, 2025 to 12,386,781 Mcf for the six months ended June 30, 2026.

Gross Proceeds from Subject Interests. Total Gross Proceeds decreased approximately $8.3 million, or 43.0%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Total Gross Proceeds decreased approximately $17.0 million or 39.3% for the six months ended June 30, 2026 compared to the same time period in 2025. The decreases were primarily due to lower natural gas pricing.

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have and will continue to impact Net Proceeds. Hilcorp's capital expenditures increased $764,797 for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and decreased $12,523,993 for the six months ended June 30, 2026, compared to the same time period in 2025. The increase in capital costs in the three-month period ended June 30, 2026 was primarily attributable to drilling commencing as part of Hilcorp's 2026 Plan (as defined below). The decrease in capital costs in the six-month period was primarily attributable to Hilcorp's completion of the two new horizontal wells as part of the 2024 plan in the first quarter of 2025.

On February 19, 2026, the Trust announced that Hilcorp had provided the Trust with its 2026 capital project plan for the Subject Interests (the “2026 Plan”), and Hilcorp estimated its 2026 capital expenditures for the Subject Interests to be approximately $14.0 million.

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

Hilcorp has since reported to the Trust that five of the nine vertical wells previously included in Hilcorp’s 2026 development plan for the Subject Interests have been removed from Hilcorp’s current plan due to changes in Hilcorp’s drilling schedule, representing approximately $450,000 of total capital expenditures from the initial budget in the 2026 Plan. Hilcorp further advised that, of the remaining four vertical wells, one is in progress, two have been completed, and one is awaiting third-party connection and flow. As of June 30, 2026, Hilcorp has spent $4.03 million of the $14.0 million budgeted under the 2026 Plan.

Severance Taxes. Aggregate severance taxes decreased approximately $0.3 million, or 19.7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased approximately $0.7 million or 17.2% for the six months ended June 30, 2026 compared to the same time period during 2025. The decrease was primarily attributable to lower Gross Proceeds. Severance taxes represented approximately 11.8% of Gross Proceeds for the three months ended June 30, 2026 compared to approximately 8.4% for the same period of 2025. Severance taxes represented approximately 12.1% of Gross Proceeds for the six months ended June 30, 2026 and approximately 8.9% for the same period of 2025.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased $1.2 million or 14.6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, lease operating expenses and property taxes increased approximately $3.5 million or 21.4% compared to the six months ended June 30, 2025.

Excess Production Costs. For the three months ended June 30, 2026, Excess Production Costs of $3,071,930 ($2,303,948 net to the Trust) were added to the previous balance of $6,186,819 ($4,640,115 net to the Trust). The Conveyance provides that Excess Production Costs must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. As such, the cumulative balance of Excess Production Costs as of June 30, 2026 was $9,258,749 ($6,944,062 net to the Trust).

Distributable Income. Distributable Income for the three and six months ended June 30, 2026, and 2025 was determined as shown in the following table:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Royalty income	$—	$—	$—	$—
Interest income	184	2,985	385	11,223
Total income	184	2,985	385	11,223
General and administrative expenses	(198,556)	(391,330)	(570,380)	(901,966)
Change in cash reserves	4,415	225,562	13,332	727,960
Distributable Income (Loss)	$(193,957)	$(162,783)	$(556,663)	$(162,783)
Distributable Income (Loss) per Unit (46,608,796 Units)	$(0.00416)	$(0.00349)	$(0.01194)	$(0.00349)

Distributable Income (Loss) changed $0.031 million ($31,174) for the three months ended June 30, 2026. The change in Distributable Income (Loss) was primarily attributable to a reliance on the line of credit to pay trust expenses and less cash reserves being utilized.

Interest Income. Interest income decreased for the three and six months ended June 30, 2026, as compared to the same periods in 2025 primarily due to the lack of Royalty Income and the reduction in cash reserves held by the Trustee.

General & Administrative Expenses. General and administrative expenses decreased by $192,774 (49.3%) for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, general and administrative expenses decreased by $331,586 (36.5%) compared to the six months ended June 30, 2025 primarily due to differences in the timing of the receipt and payment of certain Trust expenses.

Cash Reserves. Total cash reserves were $4,019 as of June 30, 2026. The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. The Trustee had cash reserves of $1,800,000 as of April 30, 2024. Cash reserves of $1,541,479, along with interest income, were utilized to pay the balance of Trust administrative expenses remaining (after applying interest income) each month from May 2024 through March 2025, when the Trust did not receive any Royalty Income. From June 2025 through May 2026, cash reserves were used to pay interest on the Line of Credit. Prior to any distributions to Unit Holders, the Trustee plans to replenish the cash reserves and continue to increase the cash reserves to at least $2,000,000.

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

In each of the months from May 2024 through June 2026, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through June 2026, the Trust was able to use cash reserves to pay the Trust’s liabilities from May 2024 through May 2025. As of June 30, 2026, the balance of cash reserves was $4,019.

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

Funds from the Line of Credit were utilized to pay Trust administrative expenses, net of interest earned on Trust cash accounts, from June 2025 through June 2026 and to pay interest on the Line of Credit in June 2026. Cash reserves were utilized to pay interest accrued on the Line of Credit for the months of July 2025 through May 2026. As of June 30, 2026, the outstanding balance on the Line of Credit was $944,471 and the balance of cash reserves maintained by the Trust is currently $4,019.

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

Royalty Income, if any, for the three months ended June 30, 2026, is associated with natural gas and oil production during the period from February 2026 through April 2026. Royalty Income, if any, for the six months ended June 30, 2026, is associated with natural gas and oil production from the Subject Interests during the period from November 2025 through April 2026.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended June 30, 2026, and 2025 were as follows:

	For the Three Months Ended June 30,
	2026		2025
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,034,995	10,557	7,085,582	7,654
Royalty	(2,383,581)	6,360	1,731,676	4,637
Average Price (per Mcf/Bbl)	$1.70	$77.68	$2.68	$54.83

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,
	2026		2025
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	12,386,782	20,263	14,706,475	16,003
Royalty	(869,580)	11,760	(238,581)	7,838
Average Price (per Mcf/Bbl)	$2.29	$64.24	$2.87	$58.33

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

Production Volumes

Natural Gas

Natural gas production volumes decreased for the Subject Interests and the Royalty by 1,050,587 Mcf (14.8%) and 4,115,257 Mcf (237.6%), respectively, for the three months ended June 30, 2026, as compared to the same period in 2025. For the six months ended June 30, 2026, natural gas production volumes decreased by 2,319,693 Mcf (15.8%) for the Subject Interests and decreased by 630,999 Mcf (264.4%) for the Royalty compared to the same period in 2025. Royalty volume is calculated using a formula determined by revenue less expenses. Excess Production Costs contributed to the decrease in natural gas production volumes and negative volumes for the Royalty. The decrease in production volume was also affected by a natural decline in the producing properties, market conditions, and a decrease in demand. Natural gas production is also influenced by the line pressure of the natural gas gathering systems in the San Juan Basin.

Oil

Oil production volumes increased for the Subject Interests by 2,903 Bbls (37.9%) for the three months ended June 30, 2026, as compared to the same period in 2025. Oil production volumes increased for the Royalty by 1,723 Bbls (37.1%) for the three months ended June 30, 2026, as compared to the same period in 2025. For the six months ended June 30, 2026, oil production volume increased by 4,260 Bbls (26.7%) for the Subject Interests and 3,922 Bbls (50.0%) for the Royalty as compared to the same period in 2025. These changes generally resulted from changes in the demand for natural gas and oil during the applicable time periods, natural gas and oil inventory levels, availability of market conditions, and an increase in capital spending to generate production from new and existing wells.

Sales Prices

Natural Gas

The average realized natural gas price per Mcf decreased for the three and six months ended June 30, 2026, as compared to the same periods in 2025. This decrease was primarily due to a decrease in the El Paso Natural Gas Company, San Juan Basin Index pricing.

Oil

The average realized oil price per Bbl increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025. This increase was primarily due to an increase in the WTI benchmark oil price.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended June 30, 2026.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of June 30, 2026, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended June 30, 2026, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

31	Certification required by Rule 13a-14(a), dated August 13, 2026, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated August 13, 2026, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust***

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
Director of Royalty Trust Services

Date: August 13, 2026

(The Trust has no directors or executive officers.)