Form 10-Q
period 2026-09-30
SAN JUAN BASIN ROYALTY TRUST
filed 2026-11-13
CIK 319655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of Units of beneficial interest outstanding at November13, 2026: 46,608,796

SAN JUAN BASIN ROYALTY TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Cash and short-term investments	$4,019	$23,298
Net overriding royalty interest in producing oil and gas properties (net of accumulated amortization of $130,597,911 and $130,597,911 at September 30, 2026 and December 31, 2025, respectively)	2,677,617	2,677,617
	$2,681,636	$2,700,915
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit Holders	$—	$—
Cash reserves	4,019	23,298
Line of credit utilization	1,075,618	387,808
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	1,601,999	2,289,809
	$2,681,636	$2,700,915

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Royalty income	$—	$—	$—	$—
Interest income	66	385	456	11,608
Total income	66	385	456	11,608
General and administrative expenses	(137,165)	(115,539)	(707,550)	(1,017,505)
Change in cash reserves(1)	5,952	3,802	19,284	731,762
Distributable income (Loss)	$(131,147)	$(111,352)	$(687,810)	$(274,135)
Distributable income (Loss) per Unit (46,608,796 Units)	$(0.002814)	$(0.002389)	$(0.014757)	$(0.005882)

(1) Change in cash reserves of $5,952 is due to a reclassification of interest paid on the Line of Credit recorded. Beginning in June 2026, interest on the Line of Credit has been paid using Line of Credit funds.

These Condensed Financial Statements should be read in conjunction with the accompanying

Notes to Financial Statements included herein.

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Trust corpus, beginning of period	$1,733,146	$2,514,834	$2,289,809	$2,677,617
Amortization of net overriding royalty interest	—	—	—	—
Distributable income (Loss)	(131,147)	(111,352)	$(687,810)	(274,135)
Distributions declared	—	—	—	—
Trust corpus, end of period	$1,601,999	$2,403,482	$1,601,999	$2,403,482
Distributions declared (per Unit)	$—	$—	$—	$—

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

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980, between Southland and The Fort Worth National Bank (the “Original Indenture”). The Trust refers to the Original Indenture as it was amended and restated on September 30, 2002, further amended and restated on December 12, 2007, and further amended by the First Amendment to the San Juan Basin Amended and Restated Royalty Trust Indenture on February 15, 2024 as the "Indenture” in this Quarterly Report. The terms of the Indenture provide, among other things, that:

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

The initial carrying value of the Royalty of $133,275,528 represented Southland’s historical net book value at the date of the transfer of the Trust. Accumulated amortization as of September 30, 2026 and December 31, 2025, was $130,597,911.

3. Basis of Presentation

The preceding condensed statement of assets, liabilities, and trust corpus as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of the Trustee and based upon information provided to the Trust by Hilcorp, the present owner of Subject Interests originally owned by Southland in properties located in the San Juan Basin of northwestern New Mexico, all adjustments, consisting only of normal recurring adjustments, have been included that are necessary to fairly present the assets, liabilities and trust corpus of the Trust at September 30, 2026, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2026 and 2025. The distributable income for such interim period is not necessarily indicative of the distributable income for the full year.

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

The Trustee routinely reviews the Trust’s royalty interests in oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows and is charged directly to the Trust corpus instead of as an expense. There was no impairment of the Trust’s assets as of September 30, 2026, or December 31, 2025.

4. Liquidity and Going Concern

In each of the months from May 2024 through September 2026, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through September 2026, the Trust was able to use cash reserves to pay the Trust’s liabilities from May 2024 through May 2025. As of September 30, 2026, the balance of cash reserves was $4,019.

The Trust is permitted to borrow funds against the Royalty to cover the Trust’s operating expenses. On May 21, 2025, the Trust entered into a promissory note (the “Note”) to establish a line of credit (the “Line of Credit”) in the amount of $2,000,000 with Texas Bank, together with a mortgage to secure that Note. The Line of Credit bears interest at a rate of prime plus 1% per annum (8.00% at September 30, 2026) and matures on May 21, 2027. The Trust is required to make interest-only payments on the Note until May 21, 2027, at which time, the Trust will be required to also make monthly payments toward the principal. The Line of Credit is secured by substantially all of the assets of the Trust, including (a) all mineral interests owned by the Trust, (b) the oil, gas, and other minerals attributable to those mineral interests, (c) the personal property related to those mineral interests, and (d) the proceeds of the sale of the property described in (a) through (c), above. The agreement securing repayment of the Line of Credit contains customary covenants and events of default. The Line of Credit is intended to cover the Trust’s administrative expenses until the Trust receives Royalty Income in amounts sufficient to (a) repay the balance of Excess Production Costs, (b) replenish a reserve in the amount of at least $2,000,000, and (c) repay the Note in full, after which time, the Trust will resume distributions to the holders of the Trust’s Units of beneficial interest.

Funds from the Line of Credit were utilized to pay Trust administrative expenses, net of interest earned on Trust cash accounts, from June 2025 through September 2026. As of September 30, 2026, the outstanding balance on the Line of Credit was $1,075,618. Cash reserves were utilized to pay interest accrued on the Line of Credit for the months of June 2025 through May 2026.

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

The Trustee is of the opinion that the material tax positions taken by the Trust, related to the Trust’s pass-through status and state tax positions, would more likely than not be sustained by examination. As of September 30, 2026, the Trust’s tax years 2022 and thereafter remain subject to examination.

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

In July 2026, Hilcorp reported to the Trust that five of the nine vertical wells previously included in Hilcorp’s 2026 development plan for the Subject Interests have been removed from Hilcorp’s current plan due to changes in Hilcorp’s drilling schedule, representing approximately $450,000 of total capital expenditures from the initial budget in the 2026 Plan. Hilcorp further advised that, as of September 30, 2026, one new well has been completed, three workover wells have been completed, and 11 wells are in progress.

10. Excess Production Costs

Excess Production Costs occur when Production Costs and capital expenditures exceed the Gross Proceeds for a certain period. Excess Production Costs accrued due to significant lease operating expenses and capital expenditures associated with Hilcorp's drilling of two new horizontal wells. From January 1, 2025 through March 31, 2026, net proceeds of $15,061,188, which amount would otherwise have been payable to the Trust as royalty income, were applied to the balance of the Excess Production Costs. The balance of cumulative Excess Production Costs, as of March 31, 2026, was approximately $6,186,819 ($4,640,115 net to the Trust). Excess costs increased during the second quarter of 2026 and the balance was $9,258,749 ($6,944,062 net to the trust) as of June 30, 2026. As of September 30, 2026, the balance of cumulative Excess Production Costs was $12,553,466 ($9,415,100 net to the Trust). Hilcorp will not pay Royalty Income to the Trust, and no cash distributions will be made by the Trust until the balance of Excess Production Costs is extinguished, Trust liabilities are paid in full, and the Trust’s cash reserves are replenished.

	Underlying Properties	Net to the Trust
Cumulative Excess Production Costs remaining at 12/31/2025	$8,438,536	$6,328,902
Net Excess Production Costs (recovery) for the quarter ended 3/31/2026	$(2,251,717)	$(1,688,787)
Net Excess Production Costs for the quarter ended 6/30/2026	$3,071,930	$2,303,948
Net Excess Production Costs for the quarter ended 9/30/2026	$3,294,717	$2,471,038
Total remaining to be recovered at 9/30/2026	$12,553,466	$9,415,100

11. Settlements and Litigation

None.

12. Trustee and Administrative Fees

Trustee and administrative fees for the three-month and nine-month periods ending September 30, 2026 and September 30, 2025 are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Trustee fees	$21,206	$22,588	$78,751	$112,267
Legal and professional fees	84,226	38,195	385,230	593,139
Accounting and audit fees	—	18,900	73,500	71,450
Unit holder servicing fees	6,226	6,273	105,009	101,666
Investor communication costs	—	25,782	20,269	105,207
Interest paid on Texas Bank Line of Credit/Bank fees	25,507	3,801	44,791	33,776
General and administrative expenses total	$137,165	$115,539	$707,550	$1,017,505

Trustee and administrative fees decreased for the nine months ended September 30, 2026, primarily due to lower legal and professional fees and lower investor communication costs, the latter reflecting the Trust’s self-publication of its monthly press releases. Total trustee and administrative fees for the three months ended September 30, 2026 were substantially unchanged from the same period in 2025, as higher legal and professional fees were offset by lower accounting and audit fees (due to timing of billing) and investor communication costs.

13. Subsequent Events

On October 20, 2026 the Trust announced that it would not declare a monthly cash distribution to the holders of its Units of beneficial interest (the “Unit Holders”) due to Excess Production Costs incurred during prior periods for the Trust's Royalty interest burdening the Subject Interests, as well as continued low natural gas pricing. For the production month of August 2026, Hilcorp reported cumulative Excess Production Costs of approximately $12,423,018 gross ($9,317,264 net to the Trust), a decrease of $130,448 gross ($97,836 net to the Trust) from the balance as of September 30, 2026 reported in this Quarterly Report. The Trust also announced that interest income of $17 and a draw of $80,101 on the Line of Credit would be used to pay Trust administrative expenses for the month of October 2026, bringing the outstanding principal balance on the Line of Credit to $1,155,501.

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

Overview

The Trust is an express trust created under the laws of the state of Texas by the San Juan Basin Royalty Trust Indenture entered into on November 1, 1980, between Southland and The Fort Worth National Bank (the “Original Indenture”). The Trust refers to the Original Indenture as it was amended and restated on September 30, 2002, further amended and restated on December 12, 2007, and further amended by the First Amendment to the San Juan Basin Amended and Restated Royalty Trust Indenture on February 15, 2024 as the "Indenture” in this Quarterly Report.

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

In July 2026, Hilcorp reported to the Trust that five of the nine vertical wells previously included in Hilcorp’s 2026 development plan for the Subject Interests have been removed from Hilcorp’s current plan due to changes in Hilcorp’s drilling schedule, representing approximately $450,000 of total capital expenditures from the initial budget in the 2026 Plan. Hilcorp further advised that, as of September 30, 2026, one new well has been completed, three workover wells have been completed, and 11 wells are in progress. Hilcorp has advised the Trust that, as of September 30, 2026, it has spent $8.21 million of the $14.0 million budgeted under the 2026 Plan.

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

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have impacted and continue to impact Net Proceeds. Hilcorp’s capital expenditures were $4,173,845 and $8,206,840 for the three and nine months ended September 30, 2026, respectively. This reflects an increase of $232,024 for the three months ended September 30, 2026 and a decrease of $12,291,969 for the nine months ended September 30, 2026, when compared to the same periods in 2025. The decrease for the nine months ended September 30, 2026 was due to the lower capital expense budget for 2026 and the completion of the two new horizontal wells under Hilcorp’s 2024 plan during the first quarter of 2025.

Excess Production Costs. Excess Production Costs occur when Production Costs and capital expenditures exceed the Gross Proceeds for a certain period. Excess Production Costs accrued due to significant lease operating expenses and capital expenditures associated with Hilcorp's drilling of two new horizontal wells. From January 1, 2025 through March 31, 2026, net proceeds of $15,061,188, which amount would otherwise have been payable to the Trust as royalty income, were applied to the balance of the Excess Production Costs. The balance of cumulative Excess Production Costs, as of March 31, 2026, was approximately $6,186,819 ($4,640,115 net to the Trust). Excess costs increased $3,071,930 ($2,303,948 net to the Trust) during the second quarter of 2026 such that the balance was $9,258,749 ($6,944,062 net to the Trust). As of September 30, 2026, the balance of cumulative Excess Production Costs was $12,553,466 gross ($9,415,100 net to the Trust), an increase of $3,294,717 ($2,471,038 net to the Trust). Hilcorp will not pay Royalty Income to the Trust, and no cash distributions will be made by the Trust until the balance of Excess Production Costs is extinguished, Trust liabilities are paid in full, and the Trust’s cash reserves are replenished.

Commodity Prices. The Trust’s income and monthly distributions from the Subject Interests are heavily influenced by the price of natural gas and oil. These prices may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas and oil based on market uncertainty or a variety of additional factors that are beyond the Trustee’s control.

Hilcorp has multiple purchase agreements that set forth the prices it will receive for the natural gas and oil produced from the Subject Interests. There is a differential in the prices reflected in the market indices and the prices received and reported because the prices received and reported vary by purchase agreement, and they are determined after deducting gathering, processing, and marketing costs for both gas and natural gas liquids. The review of these purchase agreements and costs are part of the Trust’s ongoing comprehensive audit process by the Trust’s third-party compliance auditors and professional consultants.

Results of Operations – for the Three and Nine Months Ended September 30, 2026 and 2025

Royalty Income. Royalty Income consists of 75% of the monthly Net Proceeds attributable to the Royalty. Royalty Income for the three and nine months ended September 30, 2026, and 2025 was determined as shown in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
.	2026	2025	2026	2025
Gross proceeds from the Subject Interests:
Natural gas	$9,532,758	$14,605,860	$37,871,444	$56,805,909
Oil	966,460	424,987	2,268,136	1,358,352
Other(1)	—	—	(3,472,228)	—
Total	10,499,218	15,030,847	36,667,353	58,164,261
Production Costs:
Severance tax – gas	813,747	1,630,020	3,849,975	5,376,845
Severance tax – oil	91,420	46,856	234,397	139,904
Lease operating expense and property tax	8,714,924	8,237,944	28,491,071	24,529,675
Capital expenditures	4,173,845	3,941,821	8,206,840	20,498,809
Other	—	—	—	(35,247)	(2)

Total Production Costs	13,793,935	13,856,641	40,782,283	50,509,986
Royalty profits (losses)	(3,294,717)	1,174,206	(4,114,930)	7,654,275
Cumulative Excess Production Costs(3)	3,294,717	(1,174,206)	4,114,930	(7,654,275)
Net profits	—	—	—	—
Net overriding royalty interest	75%	75%	75%	75%
Royalty Income	$—	$—	$—	$—
(1)
Other revenue consists of a ($3,472,228) gross (($2,604,171) net to the Trust) prior period adjustment from the 2017 through 2020 joint venture audit. The Trust’s joint interest auditors are reviewing that negative prior period adjustment.
(2)
Revenue comprised of ($26,812) in one-time expense credits and ($8,435) of applicable interest related to the 2021 Audit settlement.
(3)
The balance of Excess Production Costs increased $3,294,717 and $4,114,930 for the three and nine months ended September 30, 2026, respectively, bringing the balance to $12,553,466 ($9,415,100 net to the Trust) as of September 30, 2026. The Conveyance provides that any Excess Production Costs applicable to the Subject Interests over Gross Proceeds from such properties must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any Excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs.

There was no Royalty Income distributed to the Trust for the three months ended September 30, 2026 and 2025. The average natural gas price decreased from $2.11 per Mcf for the three months ended September 30, 2025, to $1.57 per Mcf for the three months ended September 30, 2026. The average natural gas price also decreased from $2.63 per Mcf for the nine months ended September 30, 2025 to $2.05 per Mcf for the nine months ended September 30, 2026. Production of natural gas from the Subject Interests decreased from 6,918,497 Mcf for the three months ended September 30, 2025, to 6,080,111 Mcf for the three months ended September 30, 2026. Production of natural gas from the Subject Interests also decreased from 21,624,972 Mcf for the nine months ended September 30, 2025 to 18,466,892 Mcf for the nine months ended September 30, 2026.

Gross Proceeds from Subject Interests. Total Gross Proceeds decreased approximately $4.5 million, or 30.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Total Gross Proceeds decreased approximately $21.5 million or 37.0% for the nine months ended September 30, 2026 compared to the same time period in 2025. The decreases were primarily due to lower natural gas pricing and lower natural gas production volumes and, for the nine-month period, the negative prior period adjustment of ($3,472,228) applied by Hilcorp in February 2026.

Capital Expenditures. The timing and size of capital expenditures by Hilcorp have and will continue to impact Net Proceeds. Hilcorp's capital expenditures increased $232,024 for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and decreased $12,291,969 for the nine months ended September 30, 2026, compared to the same time period in 2025. The increase in capital costs in the three-month period ended September 30, 2026 was primarily attributable to drilling activities as part of Hilcorp's 2026 Plan. The decrease in capital costs in the nine-month period was primarily attributable to Hilcorp's completion of the two new horizontal wells as part of the 2024 plan in the first quarter of 2025.

On February 19, 2026, the Trust announced that Hilcorp had provided the Trust with the “2026 Plan”, and Hilcorp estimated its 2026 capital expenditures for the Subject Interests to be approximately $14.0 million.

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

In July 2026, Hilcorp reported to the Trust that five of the nine vertical wells previously included in Hilcorp’s 2026 development plan for the Subject Interests have been removed from Hilcorp’s current plan due to changes in Hilcorp’s drilling schedule, representing approximately $450,000 of total capital expenditures from the initial budget in the 2026 Plan. Hilcorp further advised that, as of September 30, 2026, one new well has been completed, three workover wells have been completed, and 11 wells are in progress. Hilcorp has advised the Trust that, as of September 30, 2026, Hilcorp it has spent $8.21 million of the $14.0 million budgeted under the 2026 Plan.

Severance Taxes. Aggregate severance taxes decreased approximately $0.8 million, or 46.0%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased approximately $1.4 million or 26.0% for the nine months ended September 30, 2026 compared to the same time period during 2025. The decrease was primarily attributable to lower Gross Proceeds. Severance taxes represented approximately 8.6% of Gross Proceeds for the three months ended September 30, 2026 compared to approximately 11.2% for the same period of 2025. Severance taxes represented approximately 11.1% of Gross Proceeds for the nine months ended September 30, 2026 and approximately 9.5% for the same period of 2025.

Lease Operating Expenses and Property Taxes. Lease operating expenses and property taxes increased approximately $0.5 million or 5.8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, lease operating expenses and property taxes increased approximately $4.0 million or 16.1% compared to the nine months ended September 30, 2025.

Excess Production Costs. For the three months ended September 30, 2026, Excess Production Costs of $3,294,717 ($2,471,038 net to the Trust) were added to the previous balance of $9,258,749 ($6,944,062 net to the Trust). The Conveyance provides that Excess Production Costs must be recovered from future Net Proceeds before Royalty Income is again paid to the Trust. The Trust is not obligated to reimburse Hilcorp for any excess Production Costs if future Gross Proceeds from the Subject Interests are insufficient to cover such costs. As such, the cumulative balance of Excess Production Costs as of September 30, 2026 was $12,553,466 ($9,415,100 net to the Trust).

Line of Credit. The Trust is permitted to borrow funds against the Royalty to cover the Trust’s operating expenses. On May 21, 2025, the Trust entered into a promissory note (the “Note”) to establish a line of credit (the “Line of Credit”) in the amount of $2,000,000 with Texas Bank, together with a mortgage to secure that Note. The Line of Credit bears interest at a rate of prime plus 1% per annum (8.00% at September 30, 2026) and matures on May 21, 2027. The Trust is required to make interest-only payments on the Note until May 21, 2027, at which time, the Trust will be required to also make monthly payments toward the principal. The Line of Credit is secured by substantially all of the assets of the Trust, including (a) all mineral interests owned by the Trust, (b) the oil, gas, and other minerals attributable to those mineral interests, (c) the personal property related to those mineral interests, and (d) the proceeds of the sale of the property described in (a) through (c), above. The agreement securing repayment of the Line of Credit contains customary covenants and events of default. The Line of Credit is intended to cover the Trust’s administrative expenses until the Trust receives Royalty Income in amounts sufficient to (a) repay the balance of Excess Production Costs, (b) replenish a reserve in the amount of at least $2,000,000, and (c) repay the Note in full, after which time, the Trust will resume distributions to the holders of the Trust’s Units of beneficial interest. Funds in the amounts of $54,338, $31,986, and $44,606 from the Line of Credit were utilized in July, August, and

September 2026, respectively, to pay Trust administrative expenses, net of interest earned on Trust cash accounts. As of September 30, 2026, the outstanding balance on the Line of Credit was $1,075,618.

Distributable Income. Distributable Income for the three and nine months ended September 30, 2026, and 2025 was determined as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Royalty income	$—	$—	$—	$—
Interest income	66	385	456	11,608
Total income	66	385	456	11,608
General and administrative expenses	(137,165)	(115,539)	(707,550)	(1,017,505)
Change in cash reserves(1)	5,952	3,802	19,284	731,762
Distributable income (Loss)	$(131,147)	$(111,352)	$(687,810)	$(274,135)
Distributable income (Loss) per Unit (46,608,796 Units)	$(0.002814)	$(0.002389)	$(0.014757)	$(0.005882)

(1) Change in cash reserves of $5,952 is due to a reclassification of interest paid on the Line of Credit recorded in error. Beginning in June 2026, interest on the Line of Credit has been paid using Line of Credit funds.

Distributable Income (Loss) was a loss of $131,147 ($0.002814 per Unit) for the three months ended September 30, 2026, compared to a loss of $111,352 ($0.002389 per Unit) for the three months ended September 30, 2025, an increase in the loss of $19,795. For the nine months ended September 30, 2026, Distributable Income (Loss) was a loss of $687,810 ($0.014757 per Unit), compared to a loss of $274,135 ($0.005882 per Unit) for the nine months ended September 30, 2025, an increase in the loss of $413,675. The increase in the loss for the three-month period was primarily attributable to higher general and administrative expenses and the absence of any use of cash reserves to pay Trust expenses during the period. The increase in the loss for the nine-month period was primarily attributable to the reduced use of cash reserves to pay Trust expenses and lower interest income, partially offset by lower general and administrative expenses.

Interest Income. Interest income decreased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025 primarily due to the lack of Royalty Income and the reduction in cash reserves held by the Trustee.

General & Administrative Expenses. General and administrative expenses increased by $21,626 (18.7%) for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to higher legal and professional fees. For the nine months ended September 30, 2026, general and administrative expenses decreased by $309,955 (30.5%) compared to the nine months ended September 30, 2025 primarily due to differences in the timing of the receipt and payment of certain Trust expenses.

Cash Reserves. Total cash reserves were $4,019 as of September 30, 2026. The Trustee is authorized to determine, in its discretion, the amount of cash reserves needed to cover liabilities and contingencies of the Trust. The Trustee had cash reserves of $1,800,000 as of April 30, 2024. Cash reserves of $1,541,479, along with interest income, were utilized to pay the balance of Trust administrative expenses remaining (after applying interest income) each month from May 2024 through May 2025, when the Trust did not receive any Royalty Income. From June 2025 through May 2026, cash reserves were used to pay interest on the Line of Credit. The balance of cash reserves has remain unchanged since June 2026. Prior to any distributions to Unit Holders, the Trustee plans to replenish the cash reserves and continue to increase the cash reserves to at least $2,000,000.

In each of the months from May 2024 through September 2026, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through September 2026, the Trust was able to use cash reserves to pay the Trust’s liabilities from May 2024 through May 2025. As of September 30, 2026, the balance of cash reserves was $4,019.

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

In each of the months from May 2024 through September 2026, the Trust did not receive any Royalty Income, and interest income received was insufficient to pay Trust liabilities. Since the Trust did not receive Royalty Income from Hilcorp and interest income was insufficient to pay the Trust’s liabilities during the period from May 2024 through September 2026, the Trust was able to use cash reserves to pay the Trust’s liabilities from May 2024 through May 2025. As of September 30, 2026, the balance of cash reserves was $4,019.

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

Funds from the Line of Credit were utilized to pay Trust administrative expenses, net of interest earned on Trust cash accounts, from June 2025 through September 2026 and to pay interest on the Line of Credit from June 2026 through September 2026. Cash reserves were utilized to pay interest accrued on the Line of Credit for the months of July 2025 through May 2026. As of September 30, 2026, the outstanding balance on the Line of Credit was $1,075,618 and the balance of cash reserves maintained by the Trust is currently $4,019.

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

Royalty Income, if any, for the three months ended September 30, 2026, is associated with natural gas and oil production during the period from May 2026 through July 2026. Royalty Income, if any, for the nine months ended September 30, 2026, is associated with natural gas and oil production from the Subject Interests during the period from November 2025 through July 2026.

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the three months ended September 30, 2026, and 2025 were as follows:

	For the Three Months Ended September 30,
	2026		2025
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	6,080,111	11,470	6,918,497	7,775
Royalty	(2,136,171)	7,242	92,894	3,951
Average Price (per Mcf/Bbl)	$1.57	$84.26	$2.11	$54.66

Production of natural gas and oil and related average sales prices attributable to each of the Subject Interests and the Royalty for the nine months ended September 30, 2026 and 2025 were as follows:

	For the Nine Months Ended September 30,
	2026		2025
	Natural Gas (Mcf)	Oil and Condensate (Bbls)	Natural Gas (Mcf)	Oil and Condensate (Bbls)
Production
Subject Interests	18,466,892	31,733	21,624,972	23,777
Royalty	(3,005,751)	19,002	197,352	11,789
Average Price (per Mcf/Bbl)	$2.05	$71.48	$2.63	$57.13

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

Production Volumes

Natural Gas

Natural gas production volumes decreased for the Subject Interests and the Royalty by 838,386 Mcf (12.1%) and 2,229,065 Mcf, respectively, for the three months ended September 30, 2026, as compared to the same period in 2025. For the nine months ended September 30, 2026, natural gas production volumes decreased by 3,158,080 Mcf (14.6%) for the Subject Interests and decreased by 3,206,103 Mcf for the Royalty compared to the same period in 2025. Royalty volume is calculated using a formula determined by revenue less expenses. Excess Production Costs contributed to the decrease in natural gas production volumes and negative volumes for the Royalty. The decrease in production volume was also affected by a natural decline in the producing properties, market conditions, and a decrease in demand. Natural gas production is also influenced by the line pressure of the natural gas gathering systems in the San Juan Basin.

Oil

Oil production volumes increased for the Subject Interests by 3,695 Bbls (47.5%) for the three months ended September 30, 2026, as compared to the same period in 2025. Oil production volumes increased for the Royalty by 3,291 Bbls (83.3%) for the three months ended September 30, 2026, as compared to the same period in 2025. For the nine months ended September 30, 2026, oil production volume increased by 7,956 Bbls (33.5%) for the Subject Interests and 7,213 Bbls (61.2%) for the Royalty as compared to the same period in 2025. These changes generally resulted from changes in the demand for natural gas and oil during the applicable time periods, natural gas and oil inventory levels, availability of market conditions, and an increase in capital spending to generate production from new and existing wells.

Sales Prices

Natural Gas

The average realized natural gas price per Mcf decreased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025. This decrease was primarily due to a decrease in the El Paso Natural Gas Company, San Juan Basin Index pricing.

Oil

The average realized oil price per Bbl increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. This increase was primarily due to an increase in the WTI benchmark oil price.

Marketing

There were no changes to the contracts pursuant to which Hilcorp sells production from the Subject Interests and for the gathering and processing of production during the three months ended September 30, 2026.

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

The Trustee has evaluated the Trust’s internal disclosure controls and procedures as of September 30, 2026, and has concluded that such disclosure controls and procedures are effective, at the “reasonable assurance” level (as such term is used in Rule 13a-15(f) of the Exchange Act), to ensure that material information received from Hilcorp is gathered on a timely basis to be included in the Trust’s periodic reports and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, during the three months ended September 30, 2026, there were no changes in the Trust’s internal control over financial reporting (as such term is used in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. Because the Trust does not have, nor does the Indenture provide for, officers, a board of directors or an independent audit committee, the Trustee has reviewed neither the Trust’s disclosure controls and procedures nor the Trust’s internal control over financial reporting in concert with management, a board of directors or an independent audit committee.

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

31	Certification required by Rule 13a-14(a), dated November 13, 2026, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust**

32	Certification required by Rule 13a-14(b), dated November 13, 2026, by Nancy Willis, Director of Royalty Trust Services of the Trustee of the Trust***

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
Director of Royalty Trust Services

Date: November 13, 2026

(The Trust has no directors or executive officers.)